Form 10-K
period 1996-03-31
CONSOLIDATED GRAPHICS INC /TX/
filed 1996-07-01
CIK 921500

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)


[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM _________________ TO _____________.

                         COMMISSION FILE NUMBER 0-24068

                            ------------------------

                           CONSOLIDATED GRAPHICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            TEXAS                                         76-0190827
 (STATE OR OTHER JURISDICTION                  (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)
     2210 WEST DALLAS STREET                               77019
          HOUSTON, TEXAS                                 (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (713) 529-4200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities Registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No[ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 1996:

                  COMMON STOCK, $.01 PAR VALUE -- $111,933,718

  The number of shares outstanding of the issuer's common stock as of May 31,
                                     1996:

                   COMMON STOCK, $.01 PAR VALUE -- 5,931,360

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on or about August 5, 1996, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

     Consolidated Graphics, Inc. ("COGI" or the "Company") is one of the fastest growing providers of general commercial printing services in the United States. Since its formation in 1985, the Company has expanded its operations to include 13 printing companies in nine markets: Dallas, Denver (3), Houston (3), Phoenix, Portland, San Antonio, Seattle, San Diego and Tulsa. In addition, the Company has signed nonbinding letters of intent for the acquisitions of printing companies in Sacramento, California and Des Moines, Iowa. Each operation provides general commercial printing services relating to the production of annual reports, training manuals, product and capability brochures, direct mail pieces, catalogs and other promotional material, all of which tend to be recurring in nature. One of the Houston printing companies also provides transaction-oriented financial printing services, including the printing of registration and information statements filed with the Securities and Exchange Commission (the "SEC") and official statements for municipal securities. Each printing company currently operated by the Company has an established operating history (ranging from 15 to 118 years), solid customer relationships and a strong reputation for customer service, particularly with respect to responsiveness and quality. The Company's customer list includes major corporations headquartered in the markets in which the Company operates.

INDUSTRY BACKGROUND

     The printing industry is one of the largest and most fragmented industries in the United States, with total 1995 sales estimated at $92 billion by Printing Industries of America, Inc., a national trade organization. The printing services market includes general commercial printing, financial printing, printing and publishing of books, newspapers and periodicals, quick printing and production of business forms and greeting cards. Within the printing services market, the Company serves a portion of the commercial and financial printing sectors which had total U.S. sales of $67.3 billion in 1995 based on U.S. Department of Commerce sources.

     In 1995, 7,400 of the 37,000 commercial printing companies in the U.S. had over 20 employees as estimated by the U.S. Department of Commerce. While these operations are involved in various aspects of printing, the identification of this large group of printing companies contributed to the development of the Company's acquisition strategy described below.

BUSINESS STRATEGY

     Due to the fragmented nature of the United States general commercial printing industry, management believes an abundance of acquisition opportunities exist. The commercial printing business is characterized by a significant number of locally oriented, family-owned businesses, many of which tend to be viable acquisition targets. The owners are eager to grow by becoming part of a larger organization, desire to increase their liquidity and, in some cases, retire from the business. Because there are relatively few buyers with adequate financing and management expertise attempting to acquire these local printing companies, the Company has been and expects to continue to be able to implement its acquisition strategy at prices it considers to be attractive.

     The Company believes a large part of its success results from its ability to combine the responsiveness and service of a local printing company with the critical mass and economic advantages of a large company. The Company's strategy is to grow through acquisitions of smaller, locally oriented printing companies (generally having $2 million to $20 million in annual sales), to enhance the competitiveness and profitability of each acquired company and develop a critical mass of companies in individual geographic markets. Generally, each acquired company retains its identity and continues to operate autonomously in maintaining and building relationships with its own customers.

     The principal advantages of the Company's strategy are as follows:

      o MARGIN IMPROVEMENT. Through the use of company-wide master purchasing arrangements for principal supplies such as paper, plates, film and ink, each operating company can receive the benefit of volume discounts which can have a significant impact on gross margin. The combined purchasing power may also result in more favorable pricing for capital expenditures. In addition, consolidating certain administrative services for insurance, employee benefits, safety and environmental programs, financial management and information systems can further improve operating margins.

      o STRATEGIC COUNSEL. Many of the printing companies of the size that the Company has targeted for acquisition are family-owned businesses, which by their nature typically place heavy demands on the skills of the proprietor. The Company provides strategic counsel and professional management techniques to the management of its acquired companies in such areas as planning, organization, controls, accounting and finance and regulatory compliance, the effect of which is improved efficiency and competitive advantages.

      o FLEXIBLE SERVICE. The wide range of equipment capabilities of its operating companies provides COGI with greater flexibility to meet customer needs than is available to a company with a single operation. From time to time, to meet customers' needs, the various operating companies work together when an individual operation does not have the equipment to perform a particular project. This allows an operating company to compete economically for business it might otherwise have been unable to obtain. Further, geographic concentration in the Houston and Denver markets permits the Company to offer the customers of its operating companies in those markets the capacity to handle large jobs on short notice.

      o MANAGEMENT DEVELOPMENT. The Company has historically been committed, beyond industry custom, to recruiting, training and developing recent college graduates as printing management and sales professionals. The Company believes these professionals are a key factor contributing to its ability to provide a high degree of quality customer service and maximize profits. An acquired company is encouraged to adopt and actively participate in the Company's management development strategy.

     Further, the Company is able to increase the benefits of its strategy by developing a critical mass of locally oriented printing companies in individual geographic markets. Owning a cluster of printing companies in a local market improves COGI's opportunities to secure a variety of printing projects and reduces the risk associated with any single printing operation, particularly in the Houston and Denver markets where it has most fully developed its cluster concept.

     By taking advantage of the above benefits, the Company believes it has become one of the lowest-cost producers of quality printing products in its markets and has improved the operating margins of each printing company it has acquired.

     In fiscal 1996, the Company expanded its presence in the Texas region with the acquisition of a company in San Antonio. It also entered the West Coast market with one acquisition in each of San Diego, California and Seattle, Washington, and made one acquisition in each of Phoenix, Arizona and Tulsa, Oklahoma. In June 1996, the Company completed an acquisition in Portland, Oregon, its first in fiscal 1997. Currently, the Company has signed nonbinding letters of intent for two acquisitions in new markets -- Sacramento, California and Des Moines, Iowa. The Company will focus its future expansion efforts on further penetration into existing markets, particularly the West Coast area, and expansion into other high potential metropolitan markets, including certain East Coast markets.

THE PRINTING COMPANIES

     The Company currently operates thirteen printing companies, all as wholly-owned subsidiaries. Together, the operating subsidiaries provide a range of commercial printing products and services to the business communities in the Rocky Mountain, Southwest, and West Coast regions of the United

States. One of the Company's Houston subsidiaries also provides financial printing services. COGI is one of the largest providers of commercial printing services and products in Houston and Denver and is one of four financial printers in the Houston area.

     The Company's commercial printing focuses on the production of promotional, investor relations and other sales materials for a variety of customers including corporations, mutual fund companies, advertising agencies, graphic design firms and direct mail and catalog retailers. The Company's commercial printing business involves digital imaging, printing and distribution of commercial and corporate documents, including training manuals, multicolor product and capability brochures, direct mail pieces, catalogs and other information supplied by its clients. Commercial printing also includes shareholder communications, which are prepared at regular intervals, such as annual reports, interim reports and proxy materials. Most of these projects are recurring in nature. Commercial printing accounted for approximately 97.9% of the Company's consolidated sales in fiscal 1996.

     The Company's ability to offer both commercial and financial printing at one subsidiary also enhances its marketability by offering customers a single source to meet substantially all of their printing needs as well as mitigating the potential impact of a downturn in the amount of business activity that requires financial printing services. In its financial printing business, the Company typesets, prints and distributes financial documents which are used for specific business transactions, including registration or information statements filed with the SEC. Transaction-oriented financial printing accounted for approximately 2.1% of the Company's consolidated sales in fiscal 1996.

     The following table lists the name and location of the Company's principal operating subsidiaries and the dates of their founding and acquisition by the Company. Each of the operating companies is a full-service commercial printer, and Chas. P. Young Company also provides financial printing services.


                                                      CALENDAR      FISCAL YEAR
                                                        YEAR         ACQUIRED
                NAME                  LOCATION        FOUNDED         BY COGI
- -----------------------------------  ------------     --------      -----------

Western Lithograph Company.........  Houston            1960            1986
Grover Printing Company............  Houston            1974            1988
Tewell Warren Printing Company.....  Denver             1962            1989
Chas. P. Young Company.............  Houston            1953            1991
Gritz-Ritter Graphics, Inc.........  Boulder            1973            1995
The Jarvis Press, Inc..............  Dallas             1951            1995
Frederic Printing Company..........  Denver             1878            1995
Clear Visions, Inc.................  San Antonio        1981            1996
Heritage Graphics, Inc.............  Phoenix            1979            1996
Emerald City Graphics, Inc.........  Seattle            1981            1996
Precision Litho, Inc...............  San Diego          1981            1996
Tulsa Litho Company................  Tulsa              1935            1996
Bridgetown Printing Co.............  Portland           1902            1997

     Each printing company currently operated by COGI has an established operating history (from 15 to 118 years), solid customer relationships and a strong reputation for customer service, particularly with respect to responsiveness and quality. Each of the Company's operating subsidiaries is autonomous, with its own printing facilities and management, sales and accounting staff. Each maintains and develops its own customer relationships. In the process of soliciting business, an operating subsidiary may compete with one or more of its sister companies in the same geographic market.

     In late fiscal 1996, the Company merged Gulf Printing Company into Western Lithograph Company. The Company recorded a restructuring charge of $1.5 million for the direct and incremental costs and charges associated with the merger and certain of Gulf Printing Company's pre-existing contractual obligations. The Company believes the consolidation of those two Houston-based operations will result in a more efficient operation with lower overhead and improved utilization of printing capacity; however, there can be no assurance that any such benefits will be achieved.

     See Item 3. Legal Proceedings for additional information on Tulsa Litho Company.

CUSTOMERS

     Management believes that COGI is one of the leading general commercial printers in both the Houston and Denver markets. Due to the project-oriented nature of customers' printing requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects. During fiscal 1996, the Company's top ten customers accounted for 22.1% of total sales, of which no customer accounted for more than 6%.

MARKETING AND SALES

     The Company's business is service-oriented, and its primary marketing focus is on responding rapidly to customer requirements. Responsiveness is essential because of the short lead time on most printing jobs handled by COGI. The Company's printing operations are designed to maintain maximum flexibility to meet customer needs both on a scheduled and an emergency basis. Each operating subsidiary targets those printing jobs that its management believes will best utilize its equipment and expertise profitably. Another important aspect of the Company's marketing strategy is attention to quality and price. In addition, one of the Company's subsidiaries serves as a single source for substantially all of a customer's commercial and financial printing needs.

     The printing business requires a great deal of interaction with customers, including personal sales calls, art work reviews, reviews of color and other proofs and "press checks" (customer approval of the printed piece while it is on the printing press). Through its salespeople and other management professionals, the Company maintains strict control of the printing process from the time a prospective customer is introduced through the scheduling, prepress, printing and postpress operations. Because of the costs involved and the need for customer interaction, projects having small to medium print runs, as well as time-sensitive projects of any size, are almost always produced locally. COGI also has a large web and financial printing capability used primarily by customers located throughout Texas, but also on occasion by customers of sister companies located outside of Texas.

     The Company employed 109 salespeople at May 31, 1996, all of whom are knowledgeable about the industry and the printing capabilities offered by the operations they serve. The Company's sales philosophy stresses frequent sales calls on existing customers and constant marketing for new customers. COGI communicates to its customers the breadth and sophistication of its printing services, the speed and quality of its service and the personal attention offered by the Company's salespeople. In addition to soliciting business from existing and prospective customers, the salespeople act as liaisons between customers and those in charge of service operations and provide technical advice and assistance to customers throughout the printing process.

OPERATIONS

     The Company provides service in all areas of commercial and financial printing, including prepress, printing and postpress operations.

     Commercial prepress services involve photographically duplicating mechanical images and/or digitally producing images, separating color images into process colors, assembling films and burning the film images onto plates. Financial prepress goes a step further by preparing manuscript copy and typesetting. The Company has computerized prepress operations at most of its facilities.

     There are a number of different printing processes, each with its own distinguishing qualities and appearance characteristics. The Company uses the offset lithography process to provide the highest-quality, lowest-cost printed products for most run lengths. Short- to medium-run commercial work generally is printed on sheet-fed presses, while long-run commercial and financial printing projects typically are printed on web presses. Presses may be single or multicolor.

     Most of COGI's presses are large, sheet-fed, 40-inch presses, which are typically capable of printing 16 pages of letter-sized finished product on a 28 by 40-inch sheet of paper with eight pages on each side (known as a 16-page "signature"). The sheet-fed presses in all of the subsidiaries are capable of simultaneously printing up to two, four, five or six colors. As of May 31, 1996, the Company operates 44 sheet-fed presses with each capable of running at standard press speeds of 6,000 to 10,000 sheets per hour.

     As of May 31, 1996, the Company operates six web presses located at certain of its Dallas, Houston and Seattle facilities. These presses are higher production presses, which start with a roll of paper at one end, print on both sides of the paper at maximum speeds of up to 50,000 32-page signatures per hour and produce a product which is often folded, glued or perforated on the press.

     The postpress operations provided by the Company include cutting, folding, binding and finishing. Warehousing, packaging and distribution services also are critical elements in the printing process, and the Company is equipped to provide these services by storing printed materials for its customers, handling bulk shipments and mailing to meet customer needs. The Company utilizes courier services to provide customers with pick-up and delivery services. Through its membership in FPNet, The International Network of Independent Financial Printers, the Company is able to expedite delivery of corporate and financial documents to most major U.S. and Canadian cities and London, England.

     The Company's ability to respond to the urgent needs of its customers and scheduling flexibility allow it to consistently react swiftly to its customers' requirements. Because of the need for rapid implementation of printing projects, from conception through delivery, the Company must maintain physical plant and customer service staff which allow it to maximize work loads when called upon to do so. Consequently, the Company's subsidiaries do not always operate at full capacity.

     One of the most significant technological improvements in the commercial printing business in the past several years has been in the computerization of the prepress area. The Company believes its state-of-the-art prepress capabilities give it a competitive advantage in the marketplace. The Company has a program to continually evaluate its electronic prepress needs and, perhaps more importantly, the growing expectations of its customers in this area. Pursuant to this program, the Company has added electronic prepress operations to substantially all of its significant operations and expects to continually upgrade its current and acquired printing operations in this area.

     During fiscal 1997, the Company plans to purchase at least seven sheet-fed printing presses with up to seven-color capability at certain of its printing companies to supplement existing equipment. The presses will provide more efficient levels of operations and higher levels of service in response to customers' increasing demands for six-color or more printing capabilities. The Company anticipates spending about $10.0 million in the aggregate for the purchase of these presses. The Company believes its prepress operations and certain of its production and postpress equipment are state-of-the-art. The remainder of its equipment is more than adequate for producing products of the kind and in the quantities required by the Company's customers. The Company continuously reviews its printing equipment needs and evaluates advances in computer software, hardware and peripherals, computer networking and telecommunication systems as they relate to the Company's operations.

MANAGEMENT AND SALES DEVELOPMENT PROGRAM

     Management believes that the successful implementation of the Company's growth strategy depends primarily on its ability to continue to recruit and retain qualified, well-trained, professional managers and salespeople. For this program, the Company recruits individuals management believes display the characteristics necessary to lead one of the Company's operations at some future date. At May 31, 1996, the Company employed approximately 50 persons who have graduated from or are currently participating in the development program.

     The Company implemented its development program based on the premise that traditional printing industry hiring and training practices were neither sophisticated nor effective. Historically, printing companies only hired either new employees to whom they provided little or no formal training, or experienced sales or management personnel.

     Management of the operating subsidiaries devote a great deal of time and attention to the training of management employees. Certain aspects of the development program are specially tailored to the needs of each company. The program is constantly being refined and improved based on the experiences of recent participants and observations of training personnel. In hiring for the program, the Company targets recent college graduates who do not have a printing or graphics background. A recruiting team, usually consisting of operating company presidents and recent graduates of the program, actively recruits on behalf of COGI at major universities near its operations.

     The Company's three-year sales and management development program is composed of a basic training course, an intermediate course and an advanced course. The first level is a one-week, fast-paced, basic training course that gives the individual an overview of the printing industry. The intermediate course is a highly structured, hands-on program that guides the participants and craftsmen/instructors by providing schedules, objectives, goals and required activities. The participants spend six weeks in prepress, one week on each printing press, two weeks in postpress operations and one week in shipping. The intermediate course continues with a four-month rotation among production planning, production coordinating, estimating and sales/operations, where the participant actually performs job requirements as stipulated by the program's required activities.

     The advanced course, which is the job specific part of the development program, typically continues for a period of up to 30 months. At this point, the participant departs on a career path, either production or sales, dictated by the participant's strengths and the individual company's needs. The production management path leads the participant into a rotation among planning, coordinating, estimating and purchasing. The participant generally performs a specific job for a year or more and then rotates to another job in the production area. This advanced course path is designed to produce a well-rounded staff of production managers.

     The sales management path duplicates the sales and operations part of the intermediate course by requiring that the participant train another six months in an operations function before entering the sales area. At this point the participant will begin accompanying experienced sales representatives on sales calls and attending advanced sales meetings, while at the same time beginning to identify, qualify and obtain new customers.

     The Company does not have any employment contracts with participants in its training program. Nevertheless, the Company believes it has been able to retain program participants by offering compensation comparable to that attainable from other area printers and by providing what the Company considers to be greater opportunities for advancement than may be available at its competitors as new acquisitions are made. There can be no assurance, however, that the Company will be able to retain program participants in the future.

     While other printers may offer sales and management training to their employees, management believes the Company is the only printer of its size offering such a focused, comprehensive and extensive training program and opportunities for upward mobility. The participants in the Company's development program are monitored by and receive guidance from each operating company president. They are highly motivated and bring an increased level of professionalism and performance to the Company's sales and management team.

PURCHASING AND RAW MATERIALS

     The Company purchases various materials, including paper, ink, film, offset plates, proofing materials, chemicals, solvents, glue and wire, from a number of suppliers. The Company has entered into a number of master purchasing arrangements for the purchase of paper, ink, film and plates. Because of the Company's size, each of its operating subsidiaries is able to take advantage of bulk purchasing arrangements that are generally unavailable to smaller printing companies that purchase in lesser quantities.

     The Company's most significant expenditures are for paper. The Company purchases paper directly from one manufacturer and from various distributors that sell paper produced by various manufacturers. Generally, COGI is able to pass on any increase in paper prices to its customers. The Company has not experienced any significant difficulty in obtaining raw materials necessary for its operations.

COMPETITION

     The Company competes with a number of other commercial and financial printers, some of which are subsidiaries or divisions of companies having greater financial resources than those of the Company. Because of the nature of the Company's business, most of the Company's competition is in the local printing market. The major competitive factors in the Company's commercial printing business are ongoing customer service, quality of finished products and price. Customer service often is dependent on production and distribution capabilities and availability of printing time on equipment which is appropriate in size and function for a given project. In addition, competition in the commercial and financial printing areas is based upon the ability to perform the services described with speed and accuracy. Price and the quality of supporting services are also important in this regard. The Company believes it competes effectively on all of these bases.

EMPLOYEES

     At May 31, 1996, the Company had a total of 998 employees, 308 of whom were salaried or commissioned employees and 690 of whom were hourly employees. One of the Company's subsidiaries has collective bargaining agreements expiring June, 1998 with certain of its employees and another subsidiary currently operates under terms of collective bargaining agreements in place with certain of its employees prior to its recent acquisition. The Company believes that its relations with its employees, including those covered by the collective bargaining agreements, are satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are the executive officers of the Company, together with their positions and ages:


 NAME                        AGE POSITION
- --------------------------   --- -----------------------------------------------

Joe R. Davis..............   53  President, Chief Executive Officer and Director
Mary K. Collins...........   39  Senior Vice President
G. Christopher Colville...   38  Vice President -- Mergers and Acquisitions,
                                         Chief Financial and Accounting Officer

     JOE R. DAVIS has been the President and Chief Executive Officer of the Company since he founded it in 1985. Prior to forming COGI, Mr. Davis was formerly employed by a division of International Paper Company. He had previously served as a partner with Arthur Andersen LLP, an accounting firm, where he was active in the mergers and acquisition program. Mr. Davis is a certified public accountant.

     MARY K. COLLINS joined the Company in September 1992, as Vice
President -- Finance and Administration. She was appointed to her current position in January 1996. Ms. Collins also serves as Secretary and Treasurer of the Company. Prior to her employment by the Company, she was employed for 13 years by Arthur Andersen LLP, most recently as a manager, where she specialized in accounting, auditing and business systems consulting. Ms. Collins is a certified public accountant.

     G. CHRISTOPHER COLVILLE joined the Company in September 1994 as Vice President -- Mergers and Acquisitions and was appointed to the additional position of Chief Financial and Accounting Officer in January 1996. For three years prior thereto, he served as the Financial Accounting and Reporting Manager for Trident NGL Holding, Inc. Prior to that position, he was employed with Arthur Andersen LLP, most recently as an audit manager. Mr. Colville is a certified public accountant.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     The Company is subject to the environmental laws and regulations of the United States and the applicable state and local laws and regulations concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. The printing business generates substantial quantities of inks, solvents and other waste products requiring disposal under the numerous federal, state and local laws and regulations relating to the environment. The Company typically recycles waste paper and contracts for the removal of waste products. The Company believes it is in substantial compliance with all applicable air quality, waste disposal and other environmental-related rules and regulations, as well as with other general employee health and safety laws and regulations. No significant capital expenditures for environmental control facilities are anticipated for the remainder of the current fiscal year and the succeeding fiscal year. There can be no assurance, however, that future changes in such laws and regulations will not have a material effect on the Company's operations.

ITEM 2.  PROPERTIES AND FACILITIES

     COGI's principal facilities as of March 31, 1996 are described in the table below. All of the listed facilities contain office, production and storage space. In addition, the facilities at one operation have an expanded customer service area. All facilities leases are with unaffiliated third parties except for the lease in Vista, California, which is leased from the former owner and current president of Precision Litho, Inc.


                                        APPROXIMATE
                                       BUILDING SPACE
              LOCATION                 (SQUARE FEET)
- -------------------------------------  --------------

OWNED
     2210 W. Dallas, Houston, Texas        200,000

     1616 McGowen, Houston, Texas           70,000

     4335 Directors Row, Houston,
        Texas                               40,000

     5829 Beverly Hill, Houston,
        Texas                               23,000

     14701 E. 38th Avenue, Aurora,
        Colorado                           110,000

     4710 Lipan Street, Denver,
        Colorado                            20,000

     9112 Viscount Row, Dallas, Texas       25,000

     9118 Diplomacy Row, Dallas,
        Texas                               17,000

     2926 N. 33rd Avenue, Phoenix,
        Arizona                             16,000
                                       --------------
                                           521,000
                                       ==============
LEASED
     5595 Arapahoe Road, Boulder,
        Colorado                            18,000

     9109 Premier Row, Dallas, Texas        25,000

     121 Interpark Boulevard, No.
        801, San Antonio, Texas             42,000

     2926 N. 33rd Avenue, Phoenix,
        Arizona                             14,000

     2223 68th Avenue South, Kent,
        Washington                          33,000

     1135 Joshua Way, Vista,
        California                          48,000

     2201 South Rosedale, Tulsa,
        Oklahoma                            35,000
                                       --------------
                                           215,000
                                       ==============

     In addition to the 521,000 square feet of owned property described above, the Company also owns a 63,000 square-foot building in Houston, Texas. The Company leases 44,000 square feet of this facility to a third party under a ten-year lease expiring in 2003. The remaining space in this facility is used by the Company for storage. Of the 110,000 square-feet owned in Aurora, Colorado, 35,000 is leased to a third-party under a five-year lease expiring in 2001. Two of the Houston facilities and one of the Denver facilities listed in the above table are encumbered by mortgages, as further discussed in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. The Company believes its facilities are suitable for their present and intended purposes and are more than adequate for the Company's current level of operations.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate. The Company recently received a summary judgment in its favor from the presiding court in a case styled ALEJANDRO ROBLES V. CONSOLIDATED GRAPHICS, INC. ET AL. involving a claim by the plaintiff pertaining to a sales commission contract. The plaintiff appealed the ruling. The Company believes the decision of the presiding court should be upheld; however, there can be no assurance that the appellate court will rule in favor of the Company. All other litigation in which the Company is currently involved is not believed by management to be significant to the Company's financial position or results of operations. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, the Company does not believe the ultimate outcome of any of these matters will have a material adverse effect on its business or financial position.

     Tulsa Litho Company, the operations of which are not material to the Company as a whole and in which the Company has only a nominal investment, entered into voluntary reorganization in May 1996. Management is unable to predict at this time the outcome of these proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded over-the-counter in the Nasdaq National Market (symbol: COGI). As of May 31, 1996, there were 101 shareholders of record and, based on security position listings, the Company believes that it has in excess of 4,700 beneficial owners.

     Following are the range of the high and low sales prices for the Company's Common Stock as reported by Nasdaq:


    FISCAL 1996 -- QUARTER ENDED:        HIGH     LOW
- -------------------------------------   ------   ------

June 30, 1995........................   15 1/4   11 1/2
September 30, 1995...................   21 1/2   13 3/4
December 31, 1995....................   26 1/8   20 1/4
March 31, 1996.......................   26       16 1/4


    FISCAL 1995 -- QUARTER ENDED:        HIGH     LOW
- -------------------------------------   ------   ------

June 30, 1994 (from June 9, 1994)....   12 1/4   10 3/4
September 30, 1994...................   22 1/2   10 3/4
December 31, 1994....................   21 3/4    9 3/4
March 31, 1995.......................   13 3/4    9 1/2

     The Company currently intends to retain all future earnings to finance the continuing development of its business and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. Further, the Company is prohibited from paying dividends by covenants under an existing loan agreement. Any payment of cash dividends in the future will depend upon the financial condition, future loan covenants, capital requirements and earnings of the Company, as well as other factors the Board of Directors may deem relevant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation the ability of the Company to continue its expansion strategy, the ability of the Company to continue to acquire companies on acceptable terms and general market conditions and competition. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

GENERAL

      The Company's sales are derived from the production and sale of printed materials. The product is sold and manufactured by each of the operating subsidiaries, and each product is customized depending on the needs of the customer. All of the operating subsidiaries provide commercial printing services. In addition, one of the subsidiaries also provides financial printing services. Each printing company has its own separate operations which include sales, estimating, customer service, prepress, production and postpress operations and accounting. The Company's headquarters, located in Houston, provides centralized cash management, financial reporting and certain administrative services to all of the subsidiaries.

     The Company's financial results in a given period may be affected by the timing and magnitude of acquisitions. In addition, gross profit margins of acquired companies typically have been lower and general and administrative expenses higher in the initial years following their acquisition. As a result, COGI's overall gross profit margins may be lower following an acquisition while the acquired company is adapting to and implementing the Company's management practices.

     The Company competes in the general commercial and financial printing sectors, which are characterized by individual orders from customers for specific printing projects rather than long-term contracts, with continued engagement for successive jobs dependent upon the customer's satisfaction with the services provided. As such, the Company is unable to predict, for more than a few weeks in advance, the number, size and profitability of printing jobs in a given period. Consequently, the timing of projects in any quarter could have a significant impact on financial results in that quarter.

RESULTS OF OPERATIONS

     The following table sets forth the Company's historical income statements and certain percentage relationships based thereon for the periods indicated:

                                                                           AS A PERCENTAGE OF SALES
                                                                        -------------------------------
                                             YEAR ENDED MARCH 31              YEAR ENDED MARCH 31
                                       -------------------------------  -------------------------------
                                         1996       1995       1994       1996       1995       1994
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                (IN MILLIONS)
Sales................................  $    85.1  $    57.1  $    48.6      100.0%     100.0%     100.0%
Cost of sales........................       61.2       39.8       33.9       71.9       69.7       69.7
                                       ---------  ---------  ---------  ---------  ---------  ---------
     Gross profit....................       23.9       17.3       14.7       28.1       30.3       30.3
Selling expenses.....................        8.5        5.7        4.9       10.0       10.0       10.1
General and administrative
  expenses...........................        6.9        4.3        3.5        8.1        7.5        7.1
Restructuring charge.................        1.5         --         --        1.8         --         --
                                       ---------  ---------  ---------  ---------  ---------  ---------
     Operating income................        7.0        7.3        6.3        8.2       12.8       13.1
Interest expense.....................        0.9        0.7        1.0        1.0        1.2        2.1
Interest income......................         --       (.3)         --         --       (.5)         --
                                       ---------  ---------  ---------  ---------  ---------  ---------
     Income before provision for
        income taxes.................        6.1        6.9        5.3        7.2       12.1       11.0
Provision for income taxes...........        2.1        2.4        1.8        2.5        4.2        3.7
                                       ---------  ---------  ---------  ---------  ---------  ---------
     Net income......................  $     4.0  $     4.5  $     3.5        4.7%       7.9%       7.3%
                                       =========  =========  =========  =========  =========  =========

     Acquisitions in fiscal 1996 and 1995 are the primary cause of the absolute increases in revenues and expenses since fiscal 1994. In fiscal 1995, the Company acquired Gritz-Ritter Graphics in July, 1994, The Jarvis Press in October, 1994 and Frederic Printing Company in October, 1994 (collectively, the "1995 Acquisitions"). In fiscal 1996, the Company acquired Clear Visions, Inc. in August, 1995, Heritage Graphics, Inc., in September, 1995, Emerald City Graphics, Inc. in February, 1996, Precision Litho, Inc. in February, 1996 and Tulsa Litho Company in March, 1996 (collectively, the "1996 Acquisitions").
The 1995 Acquisitions affected fiscal 1995 results, as compared to fiscal 1994, for the portion of the year after their respective dates of acquisition and affected fiscal 1996 results, as compared to fiscal 1995, because they were under ownership for a full calendar year. Similarly, the 1996 Acquisitions affected fiscal 1996 results, as compared to fiscal 1995, for the portion of the year after the respective dates of acquisition.

FISCAL YEAR ENDED MARCH 31, 1996 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1995

     Sales for fiscal 1996 increased 49% from $57.1 million for the fiscal year ended March 31, 1995, to $85.1 million for the fiscal year ended March 31, 1996. The increase in sales primarily resulted from the effects of the 1995 Acquisitions and the 1996 Acquisitions (together, the "Acquired Companies"), partially offset by lower sales immediately prior to and following the decision in the third quarter of fiscal 1996 to merge two of the Company's Houston based subsidiaries.

     The merger of the subsidiaries (Gulf Printing Company into Western Lithograph Company) was precipitated by the cancellation of a significant printing contract by SBC Communications Inc. and affiliates ("SBC") in December 1994. As a result, Gulf Printing was unable to meet management's revenue and profit margin expectations. The merger of Gulf Printing into Western Lithograph is expected to improve profit margins through reduced administrative costs and improved utilization of printing capacity.

     Gross profit increased 38% from $17.3 million for the fiscal year ended March 31, 1995 to $23.9 million for the fiscal year ended March 31, 1996 due primarily to profit margin contributions by the 1996 Acquired Companies. Gross profit as a percentage of sales decreased from 30.3% for the fiscal year ended March 31, 1995 to 28.1% for the fiscal year ended March 31, 1996. The decline in gross profit percentage was attributable primarily to the marginal performance of Gulf Printing prior to its merger into Western Lithograph and the lower profit margins of the 1996 Acquisitions. Margins generally do not improve at the acquired companies until they adapt to and implement the Company's management practices.

     Selling expenses increased $2.8 million to $8.5 million for the fiscal year ended March 31, 1996 as compared to $5.7 million for the fiscal year ended March 31, 1995. The effect of the Acquired Companies accounted for substantially all of the increase. Selling expenses as a percentage of sales remained constant at 10.0% for the fiscal year ended March 31, 1996 as compared to the prior fiscal year.

     General and administrative expenses increased 60% from $4.3 million for the fiscal year ended March 31, 1995 to $6.9 million for the fiscal year ended March 31, 1996 due primarily to the general and administrative expenses attributable to the Acquired Companies and a general increase in overhead attributable to the need to manage the Company's overall growth. A generally higher level of general and administrative expenses carried over by the Acquired Companies plus the increase in general corporate overhead contributed to the increase in general and administrative expenses as a percentage of sales.

     The Company recorded a $1.5 million restructuring charge during the quarter ended December 31, 1995 to provide for the costs associated with the merger of Gulf Printing into Western Lithograph.

     Interest expense increased from $.7 million for the fiscal year ended March 31, 1995 to $.9 million for the fiscal year ended March 31, 1996 due primarily to additional debt outstanding during fiscal 1996. The increase in the Company's debt is primarily attributable to borrowings under the Company's revolving credit facility to finance the 1996 Acquisitions, together with debt issued or assumed in connection with such acquisitions.

     Effective income tax rates increased slightly from 34.8% for the fiscal year ended March 31, 1995 to 35.0% for the fiscal year ended March 31, 1996, reflecting primarily increased state income taxes attributable to the Company's further expansion into states with higher income tax rates than the state of Texas.

FISCAL YEAR ENDED MARCH 31, 1995 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1994

     Sales increased 17.5% from $48.6 million for the fiscal year ended March 31, 1994, to $57.1 million for the fiscal year ended March 31, 1995. The increase in sales primarily resulted from sales attributable to the 1995 Acquisitions and was partially offset by decreases in sales to SBC, decreases in transaction-oriented financial printing sales and the redirection of a portion of the Company's web press capacity away from larger-volume, lower-margin projects.

     Gross profit increased 17.8% from $14.7 million for the fiscal year ended March 31, 1994 to $17.3 million for the fiscal year ended March 31, 1995 due primarily to increased sales levels resulting from the 1995 Acquisitions and the redirection of a portion of the Company's web press capacity away from larger-volume, lower-margin projects. Gross profit as a percentage of sales remained constant at 30.3%.

     Selling expenses as a percentage of sales remained relatively constant at 10.1% for the fiscal year ended March 31, 1994 compared with 10.0% for the fiscal year ended March 31, 1995. General and administrative expenses increased 24.3% from $3.5 million for the fiscal year ended March 31, 1994 to $4.3 million for the fiscal year ended March 31, 1995 due primarily to general and administrative expenses attributable to the 1995 Acquisitions and an increase in corporate overhead attributable to being a publicly-traded company.

     Interest expense decreased from $1.0 million for the fiscal year ended March 31, 1994 to $.7 million for the fiscal year ended March 31, 1995. The decrease was primarily due to a decrease in interest expense resulting from the retirement of $9.7 million of debt with a portion of the proceeds from the Company's initial public offering in June 1994 and the retirement of a $2.3 million note payable to SBC in February 1995. Offsetting the effect of the debt retirements was an assumption of certain debt in connection with the 1995 Acquisitions and certain borrowings under the Company's revolving line of credit. Interest income in fiscal 1995 is attributable to short-term investments made, pending completion of certain of the 1995 Acquisitions, with the balance of the initial public offering proceeds following debt retirements.

     Effective income tax rates increased from 34.0% for the fiscal year ended March 31, 1994 to 34.8% for the fiscal year ended March 31, 1995 due to an expanded presence in Colorado resulting in an increase in state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are for working capital, capital expenditures and acquisitions. Working capital increases, excluding acquisitions, were $4.0 million, $5.1 million and $2.0 million for fiscal years 1996, 1995 and 1994, respectively. Capital expenditures relate primarily to the purchase of new equipment at the operating companies. These expenditures amounted to $6.0 million in fiscal 1996, $2.4 million in fiscal 1995 and $3.4 million in fiscal 1994. Capital expenditures by the Company to complete the 1996 and 1995 Acquisitions, inclusive of the retirement of a portion of the assumed debt associated therewith, totalled $10.2 million and $14.5 million, respectively. In total, the Company's cash requirements for working capital, capital expenditures and acquisitions were $20.2 million for fiscal 1996, $22.0 million for fiscal 1995 and $5.4 million for fiscal 1994.

     The Company financed its fiscal 1996 capital requirements through internally generated funds, external financing and seller financing. Financing of the Company's fiscal 1995 capital requirements occurred through internally generated funds, external financing and proceeds from the Company's initial public offering. The Company has generated cash from operations (net income from continuing operations plus depreciation, amortization and deferred tax provision) since its inception. Cash generated from operations was $9.3 million in fiscal 1996, $9.1 million in fiscal 1995 and $5.8 million in fiscal 1994. In each of fiscal 1996, 1995 and 1994, cash flow from operations exceeded the Company's working capital and equipment capital expenditure requirements.

     In addition to cash expended on its acquisitions in fiscal 1996, the Company also issued 424,658 shares of its common stock in connection with one of its 1996 acquisitions and is contingently obligated at certain times and under certain circumstances to issue for up to three years, a total of 95,000 shares of its common stock for all periods in the aggregate.

     In June 1994, the Company completed an initial public offering of 2,103,652 shares of common stock for net proceeds of $21.3 million. The Company used $9.7 million of such proceeds to retire two term notes. The remaining proceeds were used to complete the 1995 Acquisitions discussed above.

     On August 23, 1995, the Company entered into a $25 million revolving credit agreement (the "Agreement") with a bank, which expires on August 31, 1997, and replaced an existing agreement which was due to expire on November 8, 1996. Loans outstanding under the agreement accrue interest at the London Interbank Offered Rate (LIBOR) plus 1%, or at the lending bank's prime rate, depending upon the borrowing option chosen by the Company. On March 31, 1996, loans outstanding under the agreement were $16.3 million and were subject to an interest rate of 6.8% per annum. On May 31, 1996, loans outstanding under the agreement were $16.4 million and were subject to an interest rate of 6.5% per annum. Certain of the Company's operating subsidiaries have guaranteed the Company's indebtedness under the credit agreement. The covenants in the Agreement, among other things, restrict the Company's ability to (i) merge, consolidate with or acquire other companies where the total consideration paid is above certain levels, (ii) engage in hostile acquisitions, (iii) change its primary business and (iv) incur other borrowed debt or pledge assets as collateral in excess of certain levels. Although there can be no assurances made, the Company believes that the convenants in the Agreement pertaining to restrictions on acquisitions of other companies do not adversely affect its acquisition strategy and that, if necessary, the Company would likely be able to obtain the appropriate waivers. The Company must also meet certain financial tests defined by the Agreement, including achieving specific ratios of current assets to current liabilities, leverage and coverage of fixed charges. The indebtedness is unsecured; however, the bank could require inventories and receivables as collateral for the payment of indebtedness in certain circumstances. The Company currently is in compliance with all financial tests set forth in the loan agreement. Net borrowings under the agreement during fiscal 1996 were $11.3 million and were used primarily to fund $10.2 million paid by the Company in connection with the 1996 Acquisitions.

     The Company has mortgages of $2.2 million (maturing between 2002 and 2009) secured by three of the operating facilities located in Houston and Denver. The Company also has $1.6 million of debt maturing in 1999 which is secured by substantially all of the assets of one of the Company's subsidiaries and was assumed in connection with its acquisition in fiscal 1995. The Company also has notes payable totalling $1.1 million which were assumed or incurred in connection with the completion of one of the 1996 Acquisitions.

     In addition to the restrictions and covenants under the Agreement, the Company's other debt agreements contain various covenants, the most significant of which places certain restrictions on future borrowings and acquisitions above specified levels. The Company believes these restrictions do not adversely affect its acquisition strategy.

     For fiscal 1997, the Company has expended or has committments for acquisitions and significant capital expenditures, as follows:

     The Company completed the acquisition of Bridgetown Printing Co. in Portland, Oregon in June 1996. Further, the Company has signed nonbinding letters of intent to purchase a printing company in Sacramento, California and a printing company in Des Moines, Iowa. The total cash expenditure by the Company to complete these three acquisitions is expected to be approximately $7.8 million. The Company anticipates that it can finance these acquisitions with borrowings on the Agreement.

     During fiscal 1997, the Company plans to purchase at least seven sheet-fed presses at certain of its printing companies to supplement existing equipment. The Company expects that it will spend approximately $10.0 million in the aggregate on the presses and fund these expenditures primarily with a financing agreement with the manufacturer. Borrowings under the Agreement and internal cash flow are also expected to be used to fund a portion of these expenditures.

     The Company expects to continue to make additional acquisitions, although currently it has no other understanding, arrangement or agreement to acquire entities other than those discussed above. The Company also expects to make other capital expenditures in fiscal 1997. In addition to internally generated funds, the Company anticipates that it will be able to borrow additional funds on acceptable terms to make additional acquisitions and other capital expenditures and to meet its other future cash requirements. The Company may also issue shares of its common stock as consideration in future acquisitions. There can be no assurance that the Company will be able to acquire additional companies, nor that it will be able to finance significant acquisitions on acceptable terms in the future. In addition, there can be no assurance that the Company will be able to establish, maintain or increase profitability of an entity once it has been acquired, or that the diversion of its management and financial resources away from existing operations will not have a material adverse impact on the Company.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In 1995, the Financial Accounting Standards Board issued statements establishing accounting standards for the impairment of long-lived assets and assets to be disposed of and stock based compensation. Statement of Financial Accounting Standard ("SFAS") 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. SFAS 123 requires companies to change disclosures about their employee stock based compensation plans and permits, but does not require, a fair value based method of accounting for employee stock option plans which results in compensation expense recognition when stock options are granted. The Company is required to adopt these statements no later than its fiscal year ending March 31, 1997, although earlier implementation is permitted. As of March 31, 1996, the Company has not adopted these statements; however, the Company anticipates that application of these statements will not have a material effect on its consolidated financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the report thereon of Arthur Andersen LLP dated June 20, 1996, including the information required by Item 302 of Regulation S-K, are set forth on pages F-1 through F-14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information called for by "Item 10. Directors and Executive Officers of the Registrant" (except for the information regarding executive officers which is included in Part I hereof as "Item 1. Business -- Executive Officers of the Company"), "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management", and "Item 13. Certain Relationships and Related Transactions", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders (presently scheduled to be held August 5, 1996) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS:
       See the Index to Consolidated Financial Statements on page F-1 hereof.

(a)(2)  FINANCIAL STATEMENT SCHEDULES:
       Schedules of the Company and its subsidiaries are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(a)(3)  EXHIBITS:
            *3.1     --   Restated Articles of Incorporation of the Company filed with the Secretary of State of the
                          State of Delaware on July 27, 1995 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994)
                          SEC File No. 0-24068, Exhibit 4(a)).

            *3.2     --   By-Laws of the Company, dated as of May 31, 1995 (Consolidated Graphics, Inc. Form 10-K
                          (March 31, 1995) SEC File No. 0-24068, Exhibit 3.2).

            *4.1     --   Registration Rights Agreement by and among Consolidated Graphics, Inc., James R. Cook and
                          Herbert J. Blackinton dated as of February 15, 1996.

            *4.2     --   Registration Rights Agreement by and among Consolidated Graphics, Inc. and Dennis Rampe dated as of February 23, 1996.

           *10.1     --   Amended and Restated Loan Agreement by and between Consolidated Graphics, Inc. and
                          NationsBank of Texas N.A. dated as of November 7, 1994 (Consolidated Graphics, Inc. Form
                          10-Q (September 30, 1994) SEC File No. 0-24068, Exhibit 10(a)).

           *10.2     --   Revolving Promissory Note by and between Consolidated Graphics, Inc. and NationsBank of
                          Texas, N.A., dated as of November 7, 1994 (Consolidated Graphics, Inc. Form 10-Q
                          (September 30, 1994) SEC File No. 0-24068, Exhibit 10(b)).

           *10.3     --   Amended and Restated Loan Agreement by and between Consolidated Graphics, Inc. and
                          NationsBank of Texas, N.A., dated as of August 23, 1995 (Consolidated Graphics, Inc. Form
                          10-Q (September 30, 1995) SEC File No. 0-24068, Exhibit 10(a)).

           *10.4     --   Revolving Promissory Note by and between Consolidated Graphics, Inc. and NationsBank of
                          Texas, N.A. dated as of August 23, 1995 (Consolidated Graphics, Inc. Form 10-Q (September
                          30, 1995) SEC File No. 0-24068, Exhibit 10(b)).

           *10.5     --   Assignment and Assumption Agreement by and between Jarvis Acquisition Co., The Jarvis
                          Press, Inc., Consolidated Graphics, Inc. and Phoenixcor, Inc. dated as of October 14, 1994
                          (Consolidated Graphics, Inc. Form 10-Q (September 30, 1994) SEC File No. 0-24068, Exhibit
                          10(c)).

           *10.6     --   Asset Purchase Agreement dated as of October 14, 1994 by and among Jarvis Acquisition Co., as the Purchaser, Consolidated Graphics, Inc., as the Parent, The Jarvis Press, Inc., as
                          the Seller and Peter B. White, Paul Lasiter, Michael C. Regan and Dennis Sholl, as the
                          Interest Holders (Consolidated Graphics, Inc. Form 8-K (October 14, 1994) SEC File No.
                          0-24068, Exhibit 1).

           *10.7     --   Stock Purchase Agreement dated as of October 21, 1994 by and among Consolidated Graphics,
                          Inc., as the Purchaser, and John Frederic Printing Company, as the Seller and Randall C.
                          Frederic, as an accommodating party (Consolidated Graphics, Inc. Form 8-K (October 14,
                          1994) SEC File No. 0-24068, Exhibit 3).

           *10.8     --   Stock Purchase Agreement by and among Consolidated Graphics, Inc. and James R. Cook and
                          Herbert J. Blackinton as the stockholders of Emerald City Graphics, Inc. dated as of
                          February 15, 1996 (Consolidated Graphics, Inc. Form 8-K filed February 29, 1996, Exhibit
                          1).

           *10.9     --   Stock Purchase Agreement by and among Consolidated Graphics, Inc., Precision Litho, Melson
                          Leasing LLC and Dennis Rampe and Jeannine Rampe, as the equity interest holders in
                          Precision Litho and Melson Leasing LLC dated as of February 23, 1996 (Consolidated
                          Graphics, Inc. Form 8-K filed February 29, 1996, Exhibit 3).

           *10.10    --   1994 Consolidated Graphics, Inc. Long-Term Incentive Plan (Consolidated Graphics, Inc.
                          Registration Statement on Form S-1 (Reg. No. 33-77468), Exhibit 10.14).

           *10.12    --   Form of Indemnification Agreement together with a schedule identifying the directors and officers parties to such agreement (Consolidated Graphics, Inc. Registration Statement on
                          Form S-1 (Reg. No. 33-77468), Exhibit 10.15).

            21       --   List of Subsidiaries.

            23       --   Consent of Arthur Andersen LLP.

            24       --   Powers of Attorney.
- ------------

* Incorporated by reference.

(b)     REPORTS ON FORM 8-K:

        (1) Form 8-K, filed January 9, 1996 in connection with the Company's third quarter earnings release and announcement of the consolidation of two of the Company's Houston based subsidiaries and the signing of letters of intent to acquire Emerald City Graphics, Inc. and Precision Litho, Inc.

             (2) Form 8-K, filed February 29, 1996 (as amended by Form 8-K/A) in connection with the acquisition of all of the issued and outstanding common stock of Emerald City Graphics, Inc. on February 15, 1996 and the acquisition of the capital stock of Precision Litho, Inc. on February 23, 1996, including financial statements of each of Emerald City Graphics, Inc. and Precision Litho, Inc., as well as pro forma financial statements of the Company.

                  (3) Form 8-K, filed May 24, 1996 in connection with the press release issued on May 23, 1996 regarding the letter of intent signed between Consolidated Graphics, Inc. and Garner Printing of Des Moines, Iowa.

                       (4) Form 8-K, filed June 20, 1996 in connection with the press release issued on June 19, 1996 with respect to the completion of the acquisition of Bridgetown Printing Co. of Portland, Oregon.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF OF THE UNDERSIGNED, THEREUNDER DULY AUTHORIZED, IN THE CITY OF HOUSTON, STATE OF TEXAS ON THE 28TH DAY OF JUNE, 1996.

                                          CONSOLIDATED GRAPHICS, INC.

                                          By:/s/:JOE R. DAVIS
                                                 JOE R. DAVIS
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                           AND
                                             CHAIRMAN OF THE BOARD OF DIRECTORS

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                  TITLE                            DATE
- ----------------------------------------------------------------------------------  ------------------------


              /s/:JOE R. DAVIS                    President, Chief Executive
                JOE R. DAVIS                         Officer and Director                June 28, 1996
                                                 (Principal Executive Officer)

         /s/:G. CHRISTOPHER COLVILLE             Vice President -- Mergers and
           G. CHRISTOPHER COLVILLE             Acquisitions; Chief Financial and         June 28, 1996
                                                      Accounting Officer

             LARRY J. ALEXANDER*                           Director
             LARRY J. ALEXANDER

              BRADY F. CARRUTH*                            Director
              BRADY F. CARRUTH

             CLARENCE C. COMER*                            Director
              CLARENCE C. COMER

               GARY L. FORBES*                             Director
               GARY L. FORBES

                W.D. HAWKINS*                              Director
                W. D. HAWKINS

              JAMES H. LIMMER*                             Director
               JAMES H. LIMMER

              THOMAS E. SMITH*                             Director
               THOMAS E. SMITH

                HUGH N. WEST*                              Director
                HUGH N. WEST

       * By:/s/:JOE R. DAVIS
                JOE R. DAVIS                                                             June 28, 1996
              Attorney-in-Fact

                             FINANCIAL SUPPLEMENT TO
          ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1996

                           CONSOLIDATED GRAPHICS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                        PAGE
                                        -----

Report of Independent Public
  Accountants........................    F-2

Consolidated Balance Sheets at March
  31, 1996 and 1995..................    F-3

Consolidated Income Statements for
  the Years Ended March 31, 1996,
  1995 and 1994......................    F-4

Consolidated Statements of
  Shareholders' Equity for the Years
  Ended March 31, 1996, 1995 and
  1994...............................    F-5

Consolidated Statements of Cash Flows
  for the Years Ended March 31, 1996,
  1995 and 1994......................    F-6

Notes to Consolidated Financial
  Statements.........................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Consolidated Graphics, Inc.:

     We have audited the accompanying consolidated balance sheets of Consolidated Graphics, Inc. (a Texas corporation) and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Graphics, Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
June 20, 1996

                          CONSOLIDATED GRAPHICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                             MARCH 31
                                       --------------------
                                         1996       1995
                                       ---------  ---------
               ASSETS

CURRENT ASSETS:
     Cash and cash equivalents.......  $   3,086  $   1,707
     Accounts receivable, net........     19,317     14,422
     Inventories.....................      8,023      7,776
     Prepaid expenses................      1,077        355
                                       ---------  ---------
           Total current assets......     31,503     24,260
PROPERTY AND EQUIPMENT, net..........     50,591     35,504
GOODWILL, net........................      5,015      -
OTHER ASSETS.........................        700        524
                                       ---------  ---------
                                       $  87,809  $  60,288
                                       =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term
       debt..........................  $   1,221  $   1,143
     Accounts payable................      5,719      4,898
     Accrued liabilities.............      5,648      3,649
     Income taxes payable............         60        773
                                       ---------  ---------
           Total current
             liabilities.............     12,648     10,463
LONG-TERM DEBT, net of current
  portion............................     20,105      8,820
DEFERRED INCOME TAXES................      5,180      2,835
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value;
       20,000,000 shares authorized;
       5,927,360 and 5,466,552 issued
       and outstanding...............         59         55
     Additional paid-in capital......     32,762     25,045
     Retained earnings...............     17,055     13,070
                                       ---------  ---------
           Total shareholders'
             equity..................     49,876     38,170
                                       ---------  ---------
                                       $  87,809  $  60,288
                                       =========  =========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             YEAR ENDED MARCH 31
                                       -------------------------------
                                         1996       1995       1994
                                       ---------  ---------  ---------


SALES................................  $  85,133  $  57,166  $  48,643

COST OF SALES........................     61,237     39,821     33,916
                                       ---------  ---------  ---------

     Gross profit....................     23,896     17,345     14,727

SELLING EXPENSES.....................      8,532      5,731      4,923

GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      6,873      4,313      3,469

RESTRUCTURING CHARGE.................      1,500      -          -
                                       ---------  ---------  ---------

     Operating income................      6,991      7,301      6,335

INTEREST EXPENSE.....................        876        680      1,054

INTEREST INCOME......................        (16)      (253)       (36)
                                       ---------  ---------  ---------

     Income before provision for
        income taxes.................      6,131      6,874      5,317

PROVISION FOR INCOME TAXES...........      2,146      2,392      1,806
                                       ---------  ---------  ---------

NET INCOME...........................      3,985      4,482      3,511

DIVIDENDS ON REDEEMABLE PREFERRED
  STOCK..............................      -            (45)      (210)

ACCRETION IN VALUE OF REDEEMABLE
  PREFERRED STOCK AND WARRANT........      -          -           (347)
                                       ---------  ---------  ---------

NET INCOME AVAILABLE TO COMMON
  SHAREHOLDERS.......................  $   3,985  $   4,437  $   2,954
                                       =========  =========  =========

PRIMARY EARNINGS PER SHARE OF COMMON
  STOCK..............................       $.72       $.91      $1.06
                                       =========  =========  =========

FULLY DILUTED EARNINGS PER SHARE OF
  COMMON STOCK.......................       $.72       $.90       $.90
                                       =========  =========  =========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                   ADDITIONAL
                                        COMMON      PAID-IN      RETAINED     TREASURY
                                         STOCK      CAPITAL      EARNINGS      STOCK       TOTAL
                                        -------    ----------    ---------    --------   ---------

BALANCE, March 31, 1993..............    $  38      $    915      $  5,679     $ (605)   $   6,027
     Dividends on redeemable
        preferred
        stock........................     -            -              (210)      -            (210)
     Accretion in value of redeemable
        preferred stock and
        warrant......................     -            -              (347)      -            (347)
     Cancellation of treasury
        stock........................      (10)         (595)        -            605        -
     Net income......................     -            -             3,511       -           3,511
                                        -------    ----------    ---------    --------   ---------
BALANCE, March 31, 1994..............       28           320         8,633       -           8,981
     Dividends on redeemable
        preferred
        stock........................     -            -               (45)      -             (45)
     Conversion of preferred stock...        6         3,341         -           -           3,347
     Common stock offering, net......       21        21,326         -           -          21,347
     Exercise of stock options.......     -               58         -           -              58
     Net income......................     -            -             4,482       -           4,482
                                        -------    ----------    ---------    --------   ---------
BALANCE, March 31, 1995..............       55        25,045        13,070       -          38,170
     Common stock
        issuance -- acquisition......        4         7,215         -           -           7,219
     Exercise of stock options.......     -              502         -           -             502
     Net income......................     -            -             3,985       -           3,985
                                        -------    ----------    ---------    --------   ---------
BALANCE, March 31, 1996..............    $  59      $ 32,762      $ 17,055     $ -       $  49,876
                                        =======    ==========    =========    ========   =========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                YEAR ENDED MARCH 31
                                       -------------------------------------
                                          1996         1995         1994
                                       -----------  -----------  -----------
OPERATING ACTIVITIES:
Net income...........................  $     3,985  $     4,482  $     3,511
Adjustments to reconcile net income
  to net cash provided by operating
  activities --
     Depreciation and amortization...        3,782        4,089        1,571
     Deferred tax provision..........        1,555          499          726
     Noncash portion of restructuring
        charge.......................        1,123       -            -
     Changes in assets and
        liabilities, net of effects
        of acquisitions --
           Accounts receivable.......         (124)         965         (155)
           Inventories...............         (469)      (3,341)         (63)
           Prepaid expenses..........         (655)         (76)         (61)
           Other assets..............           85           22          (99)
           Accounts payable and
             accrued liabilities.....       (2,136)      (3,354)        (947)
           Income taxes payable......         (713)         661         (682)
                                       -----------  -----------  -----------
                Net cash provided by
                   operating
                   activities........        6,433        3,947        3,801
                                       -----------  -----------  -----------
INVESTING ACTIVITIES:
Acquisitions of businesses...........      (10,181)     (14,492)      -
Acquisitions of property and
  equipment..........................       (6,014)      (2,423)      (3,440)
Proceeds from disposition of
  assets.............................          536           38          624
Payments from (advances to)
  significant shareholder............       -               534          (17)
                                       -----------  -----------  -----------
                Net cash used in
                   investing
                   activities........      (15,659)     (16,343)      (2,833)
                                       -----------  -----------  -----------
FINANCING ACTIVITIES:
Proceeds from revolving credit
  agreement..........................       34,420       11,050       -
Payments on revolving credit
  agreement..........................      (23,120)      (7,050)      -
Proceeds from long-term debt.........       -            -             1,323
Payments on long-term debt...........       (1,197)     (13,359)      (1,586)
Proceeds from common stock offering,
  net................................       -            21,347       -
Proceeds from exercise of stock
  options............................          502           58       -
Dividends paid on redeemable
  preferred stock....................       -               (45)        (210)
                                       -----------  -----------  -----------
                Net cash provided by
                   (used in)
                   financing
                   activities........       10,605       12,001         (473)
                                       -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................        1,379         (395)         495
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR..................        1,707        2,102        1,607
                                       -----------  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR...............................  $     3,086  $     1,707  $     2,102
                                       ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

1.  BUSINESS:

     Consolidated Graphics, Inc. (the "Company") is a consolidator in the highly fragmented commercial printing industry. At March 31, 1996, the Company operated 12 printing companies in eight markets. Each acquired operation provides general commercial printing services relating to the production of such documents as annual reports, training manuals, product and capability brochures, catalogs, direct mail pieces and other promotional material, all of which tend to be recurring in nature. One of the Houston printing companies also provides transaction-oriented financial printing services.

2.  SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION:

  ACCOUNTING POLICIES

     The accounting policies of the Company reflect industry practices and conform to generally accepted accounting principles. The more significant of such accounting policies are described below.

     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of Consolidated Graphics, Inc., and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

     Use of Estimates -- The preparation of the accompanying consolidated financial statements requires the use of certain estimates by management in determining the Company's assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Revenue Recognition and Accounts Receivable -- The Company recognizes revenue upon delivery of each job. Losses, if any, on jobs are recognized at the earliest date such amount is determinable. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 10% of the Company's revenues during the years ended March 31, 1996 and 1995. During the year ended March 31, 1994, SBC Communications Inc. and its affiliates ("SBC") accounted for 11.1% of the Company's sales. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of trade accounts receivable. Accounts receivable in the accompanying consolidated balance sheets are reflected net of allowance for doubtful accounts of $926 and $592 at March 31, 1996 and 1995, respectively. Accounts receivable are generally not collateralized.

     Inventories -- Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. The carrying values of inventories are set forth below:

                                                MARCH 31
                                          --------------------
                                            1996       1995
                                          ---------  ---------
Raw materials...........................  $   4,455  $   4,858
Work in progress........................      2,954      2,814
Finished goods..........................        614        104
                                          ---------  ---------
                                          $   8,023  $   7,776
                                          =========  =========

     Goodwill -- Goodwill is amortized by the straight line method over the estimated benefit period but, in any event, not in excess of 40 years. At March 31, 1996, accumulated amortization of goodwill totalled $20.

     Supplemental Cash Flow Information -- For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Interest paid during the years ended March 31, 1996, 1995 and

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

1994 was $876, $679 and $1,118. Income tax payments, net of refunds during the years ended March 31, 1996, 1995 and 1994 were $1,700, $1,232 and $1,762.
Additionally, during fiscal 1996, the Company issued notes or assumed debt of $1,143 and issued common stock of the Company valued at $7,219 in connection with its acquisitions of Precision Litho, Inc. ("Precision") and Emerald City Graphics, Inc., ("Emerald") respectively.

     Acquisitions -- All acquisitions have been accounted for as purchases. Operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisitions. The allocation of purchase price to the assets and liabilities acquired is based on estimates of fair market value. The allocation of purchase price in connection with certain of the acquisitions in fiscal 1996 may be revised when additional information concerning asset and liability valuations is obtained.

     Recent Accounting Pronouncements -- In 1995 the Financial Accounting Standards Board issued statements establishing accounting standards for the impairment of long-lived assets and assets to be disposed of and stock based compensation. Statement of Financial Accounting Standard ("SFAS") 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. SFAS 123 requires companies to change disclosures about their employee stock-based compensation plans and permits, but does not require, a fair value based method of accounting for employee stock option plans which results in compensation expense recognition when stock options are granted. The Company is required to adopt these statements no later than its fiscal year ending March 31, 1997, although earlier implementation is permitted. As of March 31, 1996, the Company has not adopted these statements; however, the Company anticipates that application of these statements will not have a material effect on its consolidated financial position or results of operations.

  OTHER INFORMATION

     Accrued Liabilities -- The significant components of accrued liabilities were $1,702 of accrued wages and related expenses, $1,027 of other accrued taxes and $2,919 of other accruals as of March 31, 1996. As of March 31, 1995, the significant components of accrued liabilities were $1,175 of accrued wages and related expenses, $852 of other accrued taxes and $1,622 of other accruals.

     Earnings Per Share -- Primary earnings per common share are calculated by dividing net income available to common shareholders by the weighted average of common equivalent shares outstanding from the date of issue of 5,534,180 shares, 4,860,371 shares and 2,798,250 shares for the years ended March 31, 1996, 1995 and 1994, respectively. On a fully diluted basis, both net income available to common shareholders and shares outstanding are adjusted to assume the conversion of the redeemable preferred stock and warrant (see Note 8) from the date of issue, resulting in 4,984,567 shares and 3,498,150 shares outstanding for the years ended March 31, 1995 and 1994, respectively.

     Related Party Transactions -- Effective April 1994, the Company entered into a five-year equipment lease with a purchase option whereby it leased three printing presses from a company owned by a significant shareholder for a monthly rental of $6. On January 13, 1995, the Company exercised its option to purchase the presses under the terms of the agreement for $520. The Company believes that the terms of the lease and the equipment purchase were at least as favorable as could have been obtained in arm's-length negotiations with a third party. Additionally, the Company advanced a significant shareholder amounts which were repaid in full by the significant shareholder in 1995 and, in connection with the purchase of a printing company in fiscal 1996, entered into a real estate lease agreement and purchase option with that company's former owner and current president under terms the Company believes are comparable to market rates.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

     SBC Settlement -- In February 1995 the Company reached an agreement with SBC whereby SBC paid the Company $3,200 in lieu of paying the amount it would have owed the Company in 1999 for unused printing services pursuant to contract. The Company applied $300 of such settlement to outstanding accounts receivable from SBC and further, in connection with the termination of the contract and resulting excess capacity, recorded an impairment of $1,800 to equipment and $600 to inventory, which, together with $500 in direct costs, offset the balance of the settlement amount.

     Restructuring Charge -- In December 1995 the Company merged the operations of two of its Houston subsidiaries. The Company recorded a restructuring charge of $1,500 ($975 after-tax), which included $377 of direct and incremental costs associated with the merger and certain pre-existing contractual obligations, with the remainder recorded as an impairment of inventory.

     Credit Risk and Fair Value of Financial Instruments -- Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade receivables. It is the Company's practice to place its cash and cash equivalents in high-quality financial institutions. The Company's long-term debt (See Note 5) is composed primarily of a floating rate revolving credit agreement; accordingly, the Company believes the fair value of its liabilities is the same as the notional value in all material respects.

     Certain reclassifications have been made to fiscal 1995 and 1994 amounts to conform to the current year presentation.

3.  ACQUISITIONS

     The Company completed the following acquisitions in fiscal 1996:

     On August 4, 1995, the Company acquired for $2,347 substantially all of the assets and assumed all of the liabilities of Clear Visions, Inc. ("Clear Visions") in San Antonio, Texas. The Company immediately thereafter paid $1,925 to retire all of the outstanding debt of Clear Visions.

     On September 26, 1995, the Company acquired for $3,168 substantially all of the assets and assumed all of the liabilities of Heritage Graphics, Inc. ("Heritage") in Phoenix, Arizona. The Company immediately thereafter paid $970 to retire all of the outstanding debt of Heritage.

     On February 15, 1996, the Company acquired all of the issued and outstanding capital stock of Emerald in Seattle, Washington. The Company issued 424,658 shares of its common stock valued at $17 per share to the Emerald shareholders as consideration in the acquisition. Pursuant to its acquisition of Emerald, the Company is contingently obligated at certain times and under certain circumstances, depending on the performance and operating results of Emerald for three consecutive one-year periods beginning January 1, 1996, to issue, for all periods in the aggregate, up to a total of 75,000 additional shares of its common stock to the selling shareholders.

     On February 23, 1996, the Company acquired the capital stock of Precision in San Diego, California. The Company paid cash of $700 and, immediately following the acquisition, retired certain of Precision's outstanding debt for approximately $4,942. The Company also issued a note for $768 and assumed notes totalling $375 in connection with the transaction (see Note 5). Pursuant to its acquisition of Precision, the Company is contingently obligated, at certain times and under certain circumstances, depending on the performance and operating results of Precision for three consecutive one-year periods beginning April 1, 1996, to issue, for all periods in the aggregate, up to a total of 20,000 shares of its common stock.

     On March 28, 1996, the Company acquired the capital stock of Tulsa Litho Company in Tulsa, Oklahoma for cash consideration of $5 (including capitalized acquisition costs). The assets, liabilities and results of operations of Tulsa Litho Company are not material to the Company's financial position or results of operations.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

     During fiscal 1995 the Company acquired Gritz-Ritter Graphics, Inc. ("Gritz-Ritter"), The Jarvis Press ("Jarvis") and Frederic Printing Company ("Frederic") for a combined total of $14,500.

     The following table sets forth pro forma information assuming that for the year ended March 31, 1996, the acquisitions in fiscal 1996 were completed on April 1, 1995, and for the year ended March 31, 1995, each of the acquisitions in fiscal 1995 and 1996, together with the Company's initial public offering of its common stock in fiscal 1995 (see Note 8), occurred on April 1, 1994.


                                            YEAR ENDED MARCH 31
                                          ------------------------
                                             1996         1995
                                          -----------  -----------
Sales...................................  $   111,000  $   106,100
Net income available to common
  shareholders..........................        5,700        6,600
Earnings per share of common stock......  $       .97  $      1.12

     Assuming the fiscal 1995 acquisitions and the initial public offering of common stock were completed on April 1, 1993, the unaudited pro forma combined sales, net income available to common shareholders and net income per share of common stock of the Company for the year ended March 31, 1994 would have been $75,500, $4,700 and $.86, respectively.

     The preceding pro forma financial information does not purport to be indicative of the Company's financial position or results of operations that would have occurred had the transactions been completed as of or at the beginning of the periods presented, nor do such statements purport to indicate the Company's results of operations at any future date or for any future period.

     Subsequent to March 31, 1996, the Company has announced the completion of the accquisition of Bridgetown Printing Co. in Portland, Oregon and the signing of nonbinding letters of intent to accquire Eagle Press of Sacramento, California and Garner Printing of Des Moines, Iowa.

4.  PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost. The cost of major renewals and betterments is capitalized; repairs and maintenance costs are expensed when incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being reflected in income.

     Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets for financial reporting purposes.

     The following is a summary of property and equipment and their estimated useful lives.

                                             MARCH 31
                                       --------------------      ESTIMATED
             DESCRIPTION                 1996       1995       LIFE IN YEARS
- -------------------------------------  ---------  ---------    -------------

Land.................................  $   4,012  $   3,786         --
Buildings and leasehold
  improvements.......................     10,630      9,394        15-40
Printing presses and equipment.......     45,762     28,776         5-15
Furniture, fixtures and office
  equipment..........................      1,688      1,260         5-15
Other................................        258        454         5-10
                                       ---------  ---------
                                          62,350     43,670
Less accumulated depreciation and
  amortization.......................    (11,759)    (8,166)
                                       ---------  ---------
                                       $  50,591  $  35,504
                                       =========  =========

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

5.  LONG-TERM DEBT:

     Long-term debt consisted of:

                                             MARCH 31,
                                       --------------------
                                         1996       1995
                                       ---------  ---------
Revolving credit agreement...........  $  16,300  $   5,000
Term equipment note payable..........      1,629      2,030
Mortgage notes payable to an
  insurance company..................      1,838      2,059
Acquisition note payable.............        768      -
Installment notes payable............        375      -
Term real estate note payable........        365        381
Capital lease........................         51        493
                                       ---------  ---------
                                          21,326      9,963
Less current portion.................     (1,221)    (1,143)
                                       ---------  ---------
                                       $  20,105  $   8,820
                                       =========  =========

     On August 23, 1995 the Company entered into a $25,000 revolving credit agreement (the "Agreement") with a bank, which expires on August 31, 1997, and replaced an existing agreement which was due to expire on November 8, 1996. Loans outstanding under the Agreement accrue interest at the London Interbank Offered Rate plus 1%, or at the lending bank's prime rate, depending upon the borrowing option chosen by the Company. Loans outstanding under the Agreement at March 31, 1996 accrued interest at an effective rate of 6.8% per annum. The covenants in the Agreement, among other things, restrict the Company's ability to (i) merge, consolidate with or acquire other companies where the total consideration exceeds certain levels, (ii) engage in hostile acquisitions, (iii) change its primary business and (iv) incur other debt or pledge assets as collateral in excess of certain levels. Further, the Company must meet certain financial tests defined in the Agreement, including achieving specified ratios of current assets to current liabilities, leverage and coverage of fixed charges. The indebtedness is unsecured; however, the bank could require inventories and receivables as collateral for the payment of indebtedness in certain circumstances. The Company currently is in compliance with all financial tests set forth in the Agreement.

     The term equipment note payable outstanding at March 31, 1996 is payable to a financial institution and was assumed in connection with a fiscal 1995 acquisition. The note is payable in equal monthly installments, bears interest at 8.45% and matures on March 10, 1999.

     The mortgage notes payable to an insurance company mature in 2002 and 2003, respectively, and bear interest at 2.55% over the 30-day commercial paper rate. Amounts due at March 31, 1996 are subject to interest at an effective rate of 6.95% per annum.

     The acquisition note payable was issued in connection with the acquisition of Precision and bears interest at 6.0%. Principal and interest payments are due monthly and the note matures in 1999.

     The installment notes payable were assumed in connection with the acquisition of Precision and bear interest at 6.0%. Principal and interest payments are due monthly and the notes mature in 1999.

     The term real estate note is payable monthly to an individual based on a 15-year amortization with the balance due in 2009. The note bears interest at prime (8.25% at March 31, 1996).

     The principal payment requirements under the debt agreements are $1,221 in 1997, $17,480 in 1998, $1,150 in 1999, $287 in 2000, $312 in 2001 and $876
thereafter.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

     Three of the Company's operating facilities are pledged as collateral under the mortgages and the term real estate note and substantially all of the assets of one of the Company's subsidiaries are pledged as collateral under the term equipment note outstanding at March 31, 1996.

     In addition to the covenants under the Agreement, the Company's other debt agreements contain certain covenants, the most significant of which places certain restrictions on future borrowings and acquisitions above specified levels. The Company is also required to maintain certain financial ratios, minimum equity balances and keyman life insurance on the majority shareholder.

6.  INCOME TAXES:

     Provision for income taxes is composed of the following:

                                             YEAR ENDED MARCH 31
                                       -------------------------------
                                         1996       1995       1994
                                       ---------  ---------  ---------
Current..............................  $     591  $   1,893  $   1,080
Deferred.............................      1,555        499        726
                                       ---------  ---------  ---------
                                       $   2,146  $   2,392  $   1,806
                                       =========  =========  =========

     A reconciliation of the statutory federal income tax rate to the effective tax rate follows:

                                             YEAR ENDED MARCH 31
                                       -------------------------------
                                         1996       1995       1994
                                       ---------  ---------  ---------
Federal income tax, statutory rate...       34.0%      34.0%      34.0%
State and other......................        1.0         .8      -
                                       ---------  ---------  ---------
Income tax, effective rate...........       35.0       34.8%      34.0%
                                       =========  =========  =========

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred income tax liability are as follows:

                                                  MARCH 31
                                       -------------------------------
                                         1996       1995       1994
                                       ---------  ---------  ---------
Property and equipment...............      6,421      3,402      2,587
Other................................     (1,241)      (567)      (251)
                                       ---------  ---------  ---------
Net deferred income tax liability....  $   5,180  $   2,835  $   2,336
                                       =========  =========  =========

7.  COMMITMENTS AND CONTINGENCIES:

     Operating lease commitments for facilities and equipment require minimum annual payments of $907 for 1997, $724 for 1998, $369 for 1999, $297 for 2000,
$252 for 2001 and $3 thereafter. Total rent expense was $414, $222 and $155 for the years ended March 31, 1996, 1995 and 1994, respectively.

     On March 22, 1994, the Company indemnified and released SBC from, among other matters, all obligations other than certain employment matters and a printing services contract under the purchase and sale agreement with respect to the Company's acquisition of a commercial printing operation from SBC in February, 1993. To ensure payment of the Company's performance under this arrangement, the Company has established a $3.5 million letter of credit for the benefit of SBC, which will be maintained until September 1997, or until the expiration of the applicable federal law regarding limitations of actions, whichever is longer.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

     The Company is contingently obligated at certain times and under certain circumstances to issue, for all periods in the aggregate, up to a total of 95,000 shares of its common stock pursuant to its acquisitions of Emerald and Precision.

     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel, that the outcome of these legal actions will not have a material adverse effect upon the consolidated financial position and results of operations of the Company.

8.  CAPITAL STOCK AND STOCK OPTIONS:

INITIAL PUBLIC OFFERING

     In June 1994 the Company completed an initial public offering of 1,920,000 shares of common stock for proceeds of $19,600, net of expenses, and upon the exercise of the underwriters' overallotment option in July 1994, issued an additional 183,652 shares of common stock for proceeds of $1,700, net of expenses (collectively, the Offering). The Company used $9,700 of such proceeds to retire two term notes scheduled to mature in 1998 and used the remaining $11,600 for general corporate purposes, including working capital and acquisitions in the printing industry.

INCENTIVE PLAN

     In March 1994 the Company approved the adoption of the Consolidated Graphics, Inc., Long-Term Incentive Plan (Incentive Plan). Pursuant to the Incentive Plan, employees of the Company and directors who are not serving on the Compensation Committee are eligible to receive awards consisting of stock options, stock appreciation rights, restricted or nonrestricted stock, cash or any combination of the foregoing. Stock options granted pursuant to the Incentive Plan may either be incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. At March 31, 1996, an aggregate of 367,500 shares of Common Stock are reserved for issuance pursuant to the Incentive Plan.

     In connection with the Offering, the Company granted options under the Incentive Plan to certain of its directors and employees to purchase a total of 150,000 shares of Common Stock at the offering price of $11.50 per share. Options covering 20,000 shares were granted to directors, of which 40% are currently exercisable, and an additional 20% of which will become exercisable on each successive anniversary of the date of grant. The options expire in June 1999. The remaining options covering 130,000 shares were granted to employees, are currently exercisable and expire on June 9, 2004. All of the options issued to the directors remained outstanding at March 31, 1996. Of the 130,000 options granted to employees, 5,000 were exercised in fiscal 1995 and 12,900 were exercised or forfeited in fiscal 1996, resulting in 112,100 options outstanding at March 31, 1996.

     In December 1994 the Company granted options to purchase 100 shares of Common Stock at the market price per share on the date of grant ($11.25), under the terms of the Incentive Plan, to each of its 671 employees. The options became exercisable in June, 1995 and expire on December 30, 1999. Of the 67,100 options granted to employees, 7,200 were forfeited in fiscal 1995 and 26,500 were exercised or forfeited in fiscal 1996, resulting in 33,400 options outstanding at March 31, 1996.

     In May 1995 the Company granted options to certain employees under the Incentive Plan to purchase a total of 104,750 shares of Common Stock at the market price per share on the date of grant ($12.00), of which 40% of the options are currently exercisable and an additional 20% of the options will become exercisable on each successive anniversary date of the grant. The options expire on May 1, 2000. A total of 4,450 options were exercised or forfeited in fiscal 1996, resulting in 100,300 options outstanding at March 31, 1996.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

REDEEMABLE PREFERRED STOCK AND WARRANT

     The Company is authorized by its Articles of Incorporation to issue up to 5,000,000 shares of $1.00 par value preferred stock. On January 29, 1993, the Company sold 3,000,000 shares of Series A $1.00 par value preferred stock with a liquidation preference of $3,000. Each share of Series A preferred stock entitled its holder to receive quarterly, cumulative, preferential cash dividends at the annual rate of $.07 per share subject to certain conditions; convert it into common stock at any time, at a conversion price of $5.36 per common share; and receive $1.00 per share plus all accrued and unpaid dividends on each share in the event of voluntary or involuntary liquidation.

     On January 29, 1993, the Company also sold, for a nominal amount, a warrant to purchase shares of common stock from January 29, 1999, through January 31, 2003, provided that certain cumulative results of operations are not achieved.

     The Series A preferred stock was converted into 559,650 shares of common stock and the warrant was canceled immediately prior to the initial closing of the Offering and substantially all obligations, other than certain registration rights with respect to securities of the Company, were eliminated. Following the conversion of the Series A preferred stock into common stock, the Company eliminated the Series A preferred stock from its Articles of Incorporation. Accordingly, the Company currently has authorized and available for issuance 5,000,000 shares of $1.00 par value preferred stock.

9.  UNAUDITED QUARTERLY FINANCIAL DATA:

     The following table contains selected quarterly financial data from the consolidated income statements for each quarter of fiscal 1996 and 1995. The Company believes this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                        4TH        3RD        2ND        1ST
                                      QUARTER    QUARTER    QUARTER    QUARTER
                                     ---------  ---------  ---------  ---------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1996:
Sales..............................  $  24,092  $  22,555  $  19,308  $  19,478
Gross profit.......................      6,651      6,138      5,619      5,488
Net income.........................      1,180        294      1,352      1,159
Fully diluted earnings per common
  share............................  $     .21  $     .05  $     .25  $     .21
FISCAL 1995:
Sales..............................  $  18,518  $  16,333  $  10,789  $  11,526
Gross profit.......................      5,707      4,425      3,489      3,724
Net income.........................      1,415        932      1,063      1,072
Fully diluted earnings per common
  share............................  $     .26  $     .17  $     .20  $     .30

     Earnings per share are computed independently for each of the quarters presented. Therefore the sum of the quarterly earnings per share may not equal the annual earnings per share.