Form 10-K/A
period 1996-03-31
CONSOLIDATED GRAPHICS INC /TX/
filed 1996-07-11
CIK 921500

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM _____________ TO ______________ .

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

================================================================================

     The undersigned registrant hereby amends Item 8. Financial Statements and Supplementary Data and Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K of its Annual Report on Form 10-K for the fiscal year ended March 31, 1996, as originally filed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Consolidated Graphics, Inc. ("the Company"), as amended, together with the report thereon of Arthur Andersen LLP dated June 20, 1996, including the information required by Item 302 of Regulation S-K, are set forth on pages F-1 through F-14 hereof.

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

(a)(3)  EXHIBITS:

 *3.1 Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Delaware on July 27, 1995 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994) SEC File No. 0-24068, Exhibit 4(a)).

 *3.2 By-Laws of the Company, dated as of May 31, 1995 (Consolidated Graphics, Inc. Form 10-K (March 31, 1995) SEC File No. 0-24068, Exhibit 3.2).

 *4.1 Registration Rights Agreement by and among Consolidated Graphics, Inc., James R. Cook and Herbert J. Blackinton dated as of February 15, 1996.

 *4.2 Registration Rights Agreement by and among Consolidated Graphics, Inc. and Dennis Rampe dated as of February 23, 1996.

*10.1 Amended and Restated Loan Agreement by and between Consolidated Graphics, Inc. and NationsBank of Texas N.A. dated as of November 7, 1994 (Consolidated Graphics, Inc. Form 10-Q (September 30, 1994) SEC File No. 0-24068, Exhibit 10(a)).

*10.2 Revolving Promissory Note by and between Consolidated Graphics, Inc. and NationsBank of Texas, N.A., dated as of November 7, 1994 (Consolidated Graphics, Inc. Form 10-Q (September 30, 1994) SEC File No. 0-24068, Exhibit 10(b)).

*10.3 Amended and Restated Loan Agreement by and between Consolidated Graphics, Inc. and NationsBank of Texas, N.A., dated as of August 23, 1995 (Consolidated Graphics, Inc. Form 10-Q (September 30, 1995) SEC File No. 0-24068, Exhibit 10(a)).

*10.4 Revolving Promissory Note by and between Consolidated Graphics, Inc. and NationsBank of Texas, N.A. dated as of August 23, 1995 (Consolidated Graphics, Inc. Form 10-Q (September 30, 1995) SEC File No. 0-24068, Exhibit 10(b)).

*10.5 Assignment and Assumption Agreement by and between Jarvis Acquisition Co., The Jarvis Press, Inc., Consolidated Graphics, Inc. and Phoenixcor, Inc. dated as of October 14, 1994 (Consolidated Graphics, Inc. Form 10-Q (September 30, 1994) SEC File No. 0-24068, Exhibit 10(c)).

                                       1

*10.6 Asset Purchase Agreement dated as of October 14, 1994 by and among Jarvis Acquisition Co., as the Purchaser, Consolidated Graphics, Inc., as the Parent, The Jarvis Press, Inc., as the Seller and Peter B. White, Paul Lasiter, Michael C. Regan and Dennis Sholl, as the Interest Holders (Consolidated Graphics, Inc. Form 8-K (October 14, 1994) SEC File No. 0-24068, Exhibit 1).

*10.7 Stock Purchase Agreement dated as of October 21, 1994 by and among Consolidated Graphics, Inc., as the Purchaser, and John Frederic Printing Company, as the Seller and Randall C. Frederic, as an accommodating party (Consolidated Graphics, Inc. Form 8-K (October 14,
        1994) SEC File No. 0-24068, Exhibit 3).

*10.8 Stock Purchase Agreement by and among Consolidated Graphics, Inc. and James R. Cook and Herbert J. Blackinton as the stockholders of Emerald City Graphics, Inc. dated as of February 15, 1996 (Consolidated Graphics, Inc. Form 8-K filed February 29, 1996, Exhibit 1).

*10.9 Stock Purchase Agreement by and among Consolidated Graphics, Inc., Precision Litho, Melson Leasing LLC and Dennis Rampe and Jeannine Rampe, as the equity interest holders in Precision Litho and Melson Leasing LLC dated as of February 23, 1996 (Consolidated Graphics, Inc. Form 8-K filed February 29, 1996, Exhibit 3).

*10.10 1994 Consolidated Graphics, Inc. Long-Term Incentive Plan (Consolidated Graphics, Inc. Registration Statement on Form S-1 (Reg. No. 33-77468),
        Exhibit 10.14).

*10.12 Form of Indemnification Agreement together with a schedule identifying the directors and officers parties to such agreement (Consolidated Graphics, Inc. Registration Statement on Form S-1 (Reg. No. 33-77468),
        Exhibit 10.15).

**21    List of Subsidiaries.

  23    Consent of Arthur Andersen LLP.

**24    Powers of Attorney.
- ------------
 *  Incorporated by reference.

**  Included in Annual Report on Form 10-K as previously filed July 1, 1996.

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

        (5) Form 8-K, filed July 11, 1996 in connection with the press release issued on July 10, 1996 with respect to the completion of the acquisition of Garner Printing of Des Moines, Iowa.

                                       2

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CONSOLIDATED GRAPHICS, INC.
                                (REGISTRANT)

                           By:/s/ G. CHRISTOPHER COLVILLE
                                  G. CHRISTOPHER COLVILLE
                                  VICE PRESIDENT -- MERGERS AND ACQUISITIONS
                                  CHIEF FINANCIAL AND ACCOUNTING OFFICER

Date:  July 11, 1996

                                       3

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

3.  ACQUISITIONS

     The Company completed the following acquisitions in fiscal 1996:

     On August 4, 1995, the Company acquired for $871 substantially all of the assets and assumed all of the liabilities of Clear Visions, Inc. ("Clear Visions") in San Antonio, Texas. The Company immediately thereafter paid $1,476 to retire all of the outstanding debt of Clear Visions.

     On September 26, 1995, the Company acquired for $2,198 substantially all of the assets and assumed all of the liabilities of Heritage Graphics, Inc. ("Heritage") in Phoenix, Arizona. The Company immediately thereafter paid $970 to retire all of the outstanding debt of Heritage.

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

     The following is a summary of property and equipment and their estimated useful lives.

                                              MARCH 31
                                       --------------------      ESTIMATED
             DESCRIPTION                 1996       1995       LIFE IN YEARS
- -------------------------------------  ---------  ---------    -------------
Land.................................  $   4,012  $   3,786        -
Buildings and leasehold
  improvements.......................     10,630      9,394        15-40
Printing presses and equipment.......     45,762     28,776         5-15
Furniture, fixtures and office
  equipment..........................      1,688      1,260         5-15
Other................................        258        454         5-10
                                       ---------  ---------
                                          62,350     43,670
Less accumulated depreciation and
  amortization.......................    (11,759)    (8,166)
                                       ---------  ---------
                                       $  50,591  $  35,504
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

                                         4TH        3RD        2ND        1ST
                                       QUARTER    QUARTER    QUARTER    QUARTER
                                      ---------  ---------  ---------  ---------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1996:
Sales...............................  $  24,092  $  22,255  $  19,308  $  19,478
Gross profit........................      6,651      6,138      5,619      5,488
Net income..........................      1,180        294      1,352      1,159
Fully diluted earnings per common
  share.............................  $     .21  $     .05  $     .25  $     .21
FISCAL 1995:
Sales...............................  $  18,518  $  16,333  $  10,789  $  11,526
Gross profit........................      5,707      4,425      3,489      3,724
Net income..........................      1,415        932      1,063      1,072
Fully diluted earnings per common
  share.............................  $     .26  $     .17  $     .20  $     .30

     Earnings per share are computed independently for each of the quarters presented. Therefore the sum of the quarterly earnings per share may not equal the annual earnings per share.