Form 10-Q
period 1996-06-30
CONSOLIDATED GRAPHICS INC /TX/
filed 1996-08-14
CIK 921500

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM ------------ TO --------

                         COMMISSION FILE NUMBER 0-24068

                            ------------------------

                           CONSOLIDATED GRAPHICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  TEXAS                               76-0190827
     (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

         2210 WEST DALLAS STREET
              HOUSTON, TEXAS                            77019
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFIC                (ZIP CODE)

      Registrant's telephone number, including area code:  (713) 529-4200

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X] No [ ]

     The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at July 31, 1996 was 6,117,140.

===============================================================================

                          CONSOLIDATED GRAPHICS, INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                     INDEX

                                           PAGE
                                           ----

Part I -- Financial Information

     Item 1 -- Financial Statements

          Consolidated Balance Sheets
          at June 30, 1996 and March
          31, 1996...................          1

          Consolidated Income
          Statements for the Three
          Months Ended
             June 30, 1996 and
          1995.......................          2

          Consolidated Statements of
          Cash Flows for the Three
          Months Ended
             June 30, 1996 and
          1995.......................          3

          Notes to Consolidated
          Financial Statements.......          4

     Item 2 -- Management's
     Discussion and Analysis of
     Financial Condition and
                Results of
     Operations......................          5

Part II -- Other Information

     Item 1 -- Legal Proceedings.....          9

     Item 6 -- Exhibits and Reports
      on Form 8-K....................          9

Signatures...........................         10

                                      (i)

                          CONSOLIDATED GRAPHICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                         JUNE 30,       MARCH 31,
                                           1996            1996
                                        -----------     ----------
                                        (UNAUDITED)     (AUDITED)

               ASSETS

CURRENT ASSETS:
     Cash and cash equivalents.......     $ 1,949        $  3,086
     Accounts receivable, net........      21,031          19,317
     Inventories.....................       6,493           8,023
     Prepaid expenses................         845           1,077
                                        -----------     ----------
          Total current assets.......      30,318          31,503

PROPERTY AND EQUIPMENT, net..........      62,203          50,591

GOODWILL, net........................       4,982           5,015

OTHER ASSETS.........................         776             700
                                        -----------     ----------
                                          $98,279        $ 87,809
                                        ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term
      debt...........................     $ 1,152        $  1,221
     Accounts payable................       4,477           5,719
     Accrued liabilities.............      11,981           5,648
     Income taxes payable............         209              60
                                        -----------     ----------
          Total current
             liabilities.............      17,819          12,648

LONG-TERM DEBT, net of current
  portion............................      23,514          20,105

DEFERRED INCOME TAXES................       5,266           5,180

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value;
      20,000,000 shares authorized,
      5,936,260 and 5,927,360 issued
      and outstanding................          59              59
     Additional paid-in capital......      32,893          32,762
     Retained earnings...............      18,728          17,055
                                        -----------     ----------
          Total shareholders'
             equity..................      51,680          49,876
                                        -----------     ----------
                                          $98,279        $ 87,809
                                        ===========     ==========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                        THREE MONTHS ENDED
                                             JUNE 30
                                       --------------------
                                         1996       1995
                                       ---------  ---------

SALES................................  $  28,258  $  19,478

COST OF SALES........................     20,166     13,990
                                       ---------  ---------
     Gross profit....................      8,092      5,488

SELLING EXPENSES.....................      2,848      2,023

GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      2,292      1,526
                                       ---------  ---------
     Operating income................      2,952      1,939

INTEREST EXPENSE.....................        339        152
                                       ---------  ---------
     Income before provision for
      income taxes...................      2,613      1,787

PROVISION FOR INCOME TAXES...........        940        628
                                       ---------  ---------
NET INCOME...........................  $   1,673  $   1,159
                                       =========  =========
EARNINGS PER SHARE OF COMMON STOCK...       $.28       $.21
                                       =========  =========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                        THREE MONTHS ENDED
                                              JUNE 30
                                       ---------------------
                                          1996       1995
                                       ----------  ---------
OPERATING ACTIVITIES:
     Net income......................  $    1,673  $   1,159
     Adjustments to reconcile net
      income to net cash provided
       by operating activities --
          Depreciation and
             amortization............       1,156        747
          Deferred tax provision.....          86        108
          Changes in assets and
             liabilities, net of
             effects of acquisitions
             --
             Accounts receivable.....        (804)     1,395
             Inventories.............       1,726        768
             Prepaid expenses........         245        (29)
             Other assets............         (68)       (82)
             Accounts payable and
               accrued liabilities...      (1,799)    (1,226)
             Income taxes payable....         188        (82)
                                       ----------  ---------
                  Net cash provided
                     by operating
                     activities......       2,403      2,758
                                       ----------  ---------
INVESTING ACTIVITIES:
     Acquisition of business.........      (3,880)    (1,074)
     Acquisitions of property and
      equipment......................      (3,087)      (375)
                                       ----------  ---------
                  Net cash used in
                     investing
                     activities......      (6,967)    (1,449)
                                       ----------  ---------
FINANCING ACTIVITIES:
     Proceeds from revolving credit
      agreement......................      17,250      5,100
     Payments on revolving credit
      agreement......................     (13,550)    (6,100)
     Payments on long-term debt......        (365)      (174)
     Proceeds from exercise of stock
      options........................          92     --
                                       ----------  ---------
                  Net cash provided
                     by (used in)
                     financing
                     activities......       3,427     (1,174)
                                       ----------  ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................      (1,137)       135

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD................       3,086      1,707
                                       ----------  ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.............................  $    1,949  $   1,842
                                       ==========  =========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and its wholly owned subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles, and the Securities and Exchange Commission's rules and regulations, for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. Balance sheet information as of March 31, 1996 has been derived from the 1996 annual audited financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission in July 1996.

     Earnings per share are calculated by dividing net income by the weighted average number of shares outstanding, respectively, totaling 5,930,177 and 5,466,552 for the three months ended June 30, 1996 and 1995.

     The consolidated statements of cash flows provide information about changes in cash and exclude the effects of noncash transactions. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Interest paid during the three-month periods ended June 30, 1996 and 1995 was $342 and $155, respectively. Income tax payments during the three-month periods ended June 30, 1996 and 1995 were $100 and $602, respectively. The effect of an accrual totaling $6,000 reflected in the Company's June 30, 1996 balance sheet related to the acquisition of certain printing presses has been eliminated from the presentation of the statement of cash flows for the three months ended June 30, 1996.

2.  LONG-TERM DEBT

     The following is a summary of the Company's long-term debt:


                                        JUNE 30,       MARCH 31,
                                          1996           1996
                                        ---------      ---------
Revolving credit agreement...........    $ 20,000       $16,300
Notes payable and capital leases.....       4,666         5,026
                                        ---------      ---------
     Total long-term debt............      24,666        21,326
     Less current portion............      (1,152)       (1,221)
                                        ---------      ---------
                                         $ 23,514       $20,105
                                        =========      =========

3.  ACQUISITIONS

     In June 1996 the Company paid $3,880 to acquire substantially all of the assets and retire the outstanding debt of Bridgetown Printing Co. ("Bridgetown") in Portland, Oregon. The Company also assumed substantially all of Bridgetown's remaining liabilities.

     In July 1996 the Company announced the completion of the acquisitions of Garner Printing in Des Moines, Iowa, and Eagle Press in Sacramento, California.

                          CONSOLIDATED GRAPHICS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSIONS CONTAIN FORWARD-LOOKING INFORMATION. READERS ARE CAUTIONED THAT SUCH INFORMATION INVOLVES RISKS AND UNCERTAINTIES, INCLUDING THOSE CREATED BY GENERAL MARKET CONDITIONS, COMPETITION AND THE POSSIBILITY THAT EVENTS MAY OCCUR WHICH LIMIT THE ABILITY OF THE COMPANY TO MAINTAIN OR IMPROVE ITS OPERATING RESULTS OR EXECUTE ITS GROWTH STRATEGY OF ACQUIRING ADDITIONAL COMPANIES. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INNACURATE, AND THERE CAN THEREFORE BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN WILL PROVE TO BE ACCURATE. THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

GENERAL

     Consolidated Graphics, Inc. ("COGI"or the "Company") is one of the fastest growing providers of general commercial printing services in the United States. Since its formation in 1985, the Company has expanded its operations to include 15 printing companies in eleven markets: Dallas, Denver (3), Des Moines, Houston
(3), Phoenix, Portland, Sacramento, San Antonio, San Diego, Seattle and Tulsa.

     The Company's sales are derived from the production and sale of printed materials. The materials are sold and manufactured by each of the operating subsidiaries, and each product is customized depending on the needs of the customer. All of the operating subsidiaries provide general commercial printing services relating to the production of annual reports, training manuals, product and capability brochures, direct mail pieces, catalogs and other promotional material, all of which tend to be recurring in nature. In addition, one of the subsidiaries also provides transaction-oriented financial printing services, including the printing of registration and information statements filed with the Securities and Exchange Commission and official statements for municipal securities. Each printing company has its own separate operations which include sales, estimating, customer service, prepress, production and postpress operations, and accounting. The Company's corporate office, located in Houston, provides centralized cash management, financial reporting and certain administrative services to all of the operating subsidiaries.

     The Company's financial results in a given period may be affected by the timing and magnitude of acquisitions. Operating income margins of acquired companies typically have been lower in the initial years following their acquisition. As a result, the Company's overall operating income margins may be lower following an acquisition while the acquired company is adapting to and implementing the Company's management practices.

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

RESULTS OF OPERATIONS

     The following tables set forth the Company's historical income statements and certain percentage relationships based thereon for the periods indicated:

                                                          AS A PERCENTAGE
                                                              OF SALES
                                                        --------------------
                                      THREE MONTHS          THREE MONTHS
                                      ENDED JUNE 30         ENDED JUNE 30
                               ----------------------   --------------------
                                 1996          1995        1996       1995
                               ---------     --------   ---------  ---------
                                      (IN MILLIONS)
Sales........................  $    28.3      $19.5         100.0%     100.0%
Cost of sales................       20.2       14.0          71.4       71.8
                               ---------  -----------   ---------  ---------
     Gross profit............        8.1        5.5          28.6       28.2
Selling expenses.............        2.8        2.0          10.1       10.4
General and administrative
  expenses...................        2.3        1.5           8.1        7.8
                               ---------  -----------   ---------  ---------
     Operating income........        3.0        2.0          10.4       10.0
Interest expense.............         .4         .2           1.2         .8
                               ---------  -----------   ---------  ---------
     Income before provision
       for income taxes......        2.6        1.8           9.2        9.2
Provision for income taxes...         .9         .6           3.3        3.2
                               ---------  -----------   ---------  ---------
     Net income..............  $     1.7      $ 1.2           5.9%       6.0%
                               =========  ===========   =========  =========

     Acquisitions in fiscal 1996 and one acquisition in fiscal 1997 are the primary causes of the absolute increases in revenues and expenses since the three month period ended June 30, 1995. In fiscal 1996, the Company acquired Clear Visions, Inc. in August, 1995, Heritage Graphics, Inc. in September, 1995, Emerald City Graphics, Inc. in February, 1996, Precision Litho, Inc. in February, 1996 and Tulsa Litho Company in March, 1996 (collectively, the "1996 Acquisitions"). In fiscal 1997, the Company acquired Bridgetown Printing Co. ("Bridgetown") in June, 1996; accordingly, only one month of its operations are reflected in the June 30, 1996 results.

     Additionally, operating results for the three month period ended June 30, 1996, as compared to the same period in 1995, were affected by the merger in late fiscal 1996 of the operations of two of the Company's Houston-based subsidiaries, which has had the effect of reducing sales, primarily lower-margin web printing sales, and improving profit margins through reduced administrative costs and improved utilization of printing capacity.

     For more information regarding the 1996 Acquisitions and the consolidation of certain of the Company's Houston operations in fiscal 1996, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995

     Sales increased 45% from $19.5 million for the three months ended June 30, 1995 to $28.3 million for the three months ended June 30, 1996. The increase in sales primarily resulted from sales contributed by the 1996 Acquisitions and Bridgetown, offset by the aforementioned decline in web printing sales.

     Gross profit increased 47% from $5.5 million for the three months ended June 30, 1995 to $8.1 million for the three months ended June 30, 1996 primarily due to the addition of the 1996 Acquisitions and Bridgetown. Gross profit as a percentage of sales increased slightly from 28.2% for the three months ended June 30, 1995 to 28.6% for the three months ended June 30, 1996, reflecting generally the effect of operating efficiencies the Company is gaining through economies of scale and its master purchasing arrangements and a reduction in lower-margin web printing sales.

     Selling expenses increased 41% from $2.0 million for the three months ended June 30, 1995 to $2.8 million for the three months ended June 30, 1996 due to increased sales levels as discussed above. Selling expenses as a percentage of sales decreased from 10.4% for the three months ended June 30, 1995 to 10.1% for the three months ended June 30, 1996 reflecting the aggregate effect of several factors, including a more favorable aggregate selling expense to sales ratio associated with the 1996 Acquisitions and a net reduction in such ratio following the aforementioned consolidation of certain of the Company's Houston operations.

     General and administrative expenses increased 50% from $1.5 million for the three months ended June 30, 1995 to $2.3 million for the three months ended June 30, 1996. Substantially all of the increase was attributable to the 1996 Acquisitions and Bridgetown. As a percentage of sales, general and administrative expenses increased slightly from 7.8% in the three months ended June 30, 1995 to 8.1% in the three months ended June 30, 1996 as the 1996 Acquisitions and Bridgetown had a lower ratio of general and administrative expense to sales as compared to the Company's historical ratio.

     Interest expense increased from $.2 million for the three months ended June 30, 1995 to $.4 million for the three months ended June 30, 1996. The increase is due to an increase in the Company's outstanding debt with substantially all of such increase attributable to financing the cash portions of the purchase price of the 1996 Acquisitions and Bridgetown.

     Effective income tax rates increased from 35.1% for the three months ended June 30, 1995 to 36% for the three months ended June 30, 1996, due primarily to the Company's further expansion into states with higher income tax rates than those in the state of Texas.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company has generated cash from operations (net income plus depreciation and amortization expense and deferred tax provision) since its inception. Cash generated from operations was $2.9 million for the three months ended June 30, 1996, slightly less than the $3.1 million of capital expenditures for the period. Net borrowings in the three months ended June 30, 1996 were $3.4 million which were used primarily to finance the Company's expenditure of $3.9 million to acquire Bridgetown Printing Co. in Portland, Oregon.

     On August 23, 1995, the Company entered into a $25 million revolving credit agreement (the "Agreement") with a bank which expires on August 31, 1997. Loans outstanding under the Agreement accrue interest at the London Interbank Offered Rate (LIBOR) plus 1%, or at the lending bank's prime rate, depending upon the borrowing option chosen by the Company. On June 30, 1996, loans outstanding under the Agreement were $20.0 million and were subject to an interest rate of 6.74% per annum. On July 31, 1996, loans outstanding under the Agreement were $21.5 million and were subject to an interest rate of 6.54% per annum. Certain of the Company's operating subsidiaries have guaranteed the Company's indebtedness under the Agreement. The covenants in the Agreement, among other things, restrict the Company's ability to (i) merge, consolidate with or acquire other companies where the total consideration paid is above certain levels, (ii) engage in hostile acquisitions, (iii) change its primary business and (iv) incur other borrowed debt or pledge assets as collateral in excess of certain levels. Although there can be no assurances made, the Company believes that the covenants in the Agreement pertaining to restrictions on acquisitions of other companies do not adversely affect its acquisition strategy and that, if necessary, the Company would likely be able to obtain the appropriate waivers. The Company must also meet certain financial tests defined by the Agreement, including achieving specific ratios of current assets to current liabilities, leverage and coverage of fixed charges. The indebtedness is unsecured; however, the bank could require inventories and receivables as collateral for the payment of indebtedness in certain circumstances. The Company currently is in compliance with all financial tests and other covenants set forth in the Agreement.

     In addition to the restrictions and covenants under the Agreement, the Company's other debt agreements contain various covenants, the most significant of which places certain restrictions on future borrowings and acquisitions above specified levels. The Company believes these restrictions do not adversely effect its acquisition strategy.

     Significant uses of capital by the Company since June 30, 1996, along with the Company's future capital commitments and expectations for future capital expenditures and acquisitions, are as follows:

     In July 1996 the Company completed two additional acquisitions, Garner Printing in Des Moines, Iowa and Eagle Press in Sacramento, California. To complete these acquisitions, the Company issued 177,780 shares of its common stock and paid cash totaling $4.4 million. The cash portion of these transactions was financed with borrowings under the Agreement.

     Pursuant to an agreement between the Company and Komori America Corporation (the "Komori Agreement"), the Company has taken delivery of three new printing presses since March 31, 1996. The Komori Agreement requires that the Company take delivery of at least one additional press, resulting in a total capital commitment of $10 million for the four presses. The Komori Agreement includes a financing option which the Company expects to exercise upon final installation and testing of each of the presses, which, for the first three presses, is expected to occur during the second quarter of fiscal 1997. At June 30, 1996, the Company had accrued a liability of $6.0 million related to the delivery of the first three presses. The Komori Agreement further provides certain volume purchase incentives and financing options under which the Company may, but is not obligated to, purchase up to $50 million of printing presses over its term.

     The Company expects to make other capital expenditures for equipment in fiscal 1997 that are expected to be financed primarily with cash flows from operations.

     The Company also expects to make additional acquisitions in fiscal 1997, although it currently has no understandings, arrangements or agreements in place. To the extent any additional acquisitions are made which require cash (as opposed to the issuance by the Company of notes or shares of its common stock), the Company will need to obtain additional financing sources. At the present time, the Company expects to obtain additional bank financing for this purpose and is in preliminary negotiations with its current bank to increase the amount the Company may borrow under the Agreement. The Company has also held preliminary discussions with other banks regarding replacement of the Agreement with a new borrowing facility providing a larger borrowing limit.

     There can be no assurances that the Company will be able to acquire additional companies on acceptable terms in the future. In addition, there can be no assurance that the Company will be able to establish, maintain or increase profitability of an entity once it has been acquired, or that the diversion of its management and financial resources away from existing operations will not have a material adverse impact on the Company or its ability to meet its existing obligations and commitments.

     Further, there can be no assurances that additional financing to make acquisitions or meet operating requirements will be obtained, or that the proposed terms of such financing, in the opinion of management, will be acceptable.

                          CONSOLIDATED GRAPHICS, INC.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate. In 1996, the Company received a summary judgment in its favor from the presiding court in a case styled ALEJANDRO ROBLES V. CONSOLIDATED GRAPHICS, INC. ET AL. involving a material claim by the plantiff pertaining to a sales commission contract. The plaintiff appealed the ruling. The Company believes the decision of the presiding court should be upheld; however, there can be no assurance that the appellate court will rule in favor of the Company. All other litigation in which the Company is currently involved is not believed by managment to be significant to the Company's financial position or results of operations. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, the Company does not believe the ultimate outcome of any of these matters will have a material adverse effect on its business or financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          None

     (b)  Reports on Form 8-K:

          (1) Form 8-K/A, filed April 30, 1996 containing pro forma financial statements of the Company and the financial statements of Emerald City Graphics of Seattle, Washington and Precision Litho of San Diego, California, entities acquired by the Company in February, 1996.

          (2) Form 8-K, filed May 24, 1996 in connection with the press release issued on May 23, 1996 regarding the letter of intent to acquire Garner Printing of Des Moines, Iowa.

          (3) Form 8-K, filed June 20, 1996 in connection with the press release issued on June 19, 1996 regarding the completion of the acquisition of Bridgetown Printing of Portland, Oregon.

          (4) Form 8-K, filed July 11, 1996 in connection with the press release issued on July 10, 1996 regarding the completion of the acquisition of Garner Printing.

          (5) Form 8-K, filed July 18, 1996 in connection with the acquisition of Garner Printing on July 3, 1996.

          (6) Form 8-K, filed July 24, 1996 in connection with the acquisition of Eagle Press of Sacramento, California on July 12, 1996, the press release issued on July 18, 1996 regarding the completion of the acquisition of Eagle Press, the press release issued on July 24, 1996 regarding the announcement of the Company's first quarter results, and a press purchase incentive agreement entered into between the Company and Komori America Corporation.

          (7) Form 8-K/A, filed August 13, 1996 containing pro forma financial statements of the Company and the financial statements of Garner Printing.

          (8) Form 8-K/A, filed August 14, 1996 containing pro forma financial statements of the Company and the financial statements of Eagle Press.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT, CONSOLIDATED GRAPHICS, INC., HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          CONSOLIDATED GRAPHICS, INC.

                                                 (Registrant)

Dated:  August 14, 1996        By:          G. CHRISTOPHER COLVILLE
                                            -----------------------
                                            G. CHRISTOPHER COLVILLE
                                   VICE PRESIDENT -- MERGERS AND ACQUISITIONS;
                                      CHIEF FINANCIAL AND ACCOUNTING OFFICER

