Form 10-Q
period 1996-09-30
CONSOLIDATED GRAPHICS INC /TX/
filed 1996-11-13
CIK 921500

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 0-24068

                            ------------------------

                           CONSOLIDATED GRAPHICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 TEXAS                                76-0190827
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)
        2210 WEST DALLAS STREET
             HOUSTON, TEXAS                             77019
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

      Registrant's telephone number, including area code:  (713) 529-4200

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]   No [ ]

     The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at
October 31, 1996 was 6,133,340.
================================================================================

                          CONSOLIDATED GRAPHICS, INC.
          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                     INDEX

                                                                            PAGE
                                                                            ----

Part I -- Financial Information

     Item 1 -- Financial Statements

          Consolidated Balance Sheets at September 30, 1996 and
          March 31, 1996 ..................................................    1

          Consolidated Income Statements for each of the
          three month and the six month periods ended
          September 30, 1996 and 1995 .....................................    2

          Consolidated Statements of Cash Flows for the six
          months ended September 30, 1996 and 1995 ........................    3

          Notes to Consolidated Financial Statements ......................    4

     Item 2 -- Management's Discussion and Analysis of
     Financial Condition and Results of Operations ........................    6

Part II -- Other Information

     Item 1 -- Legal Proceedings ..........................................   11

     Item 6 -- Exhibits and Reports on Form 8-K ...........................   11

Signatures ................................................................   12

                                      (i)

                          CONSOLIDATED GRAPHICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      SEPTEMBER 30,    MARCH 31,
                                                         1996             1996
                                                       --------         --------
                                                      (UNAUDITED)      (AUDITED)
               ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ...............         $  2,118         $  3,086
     Accounts receivable, net ................           25,274           19,317
     Inventories .............................            7,666            8,023
     Prepaid expenses ........................              895            1,077
                                                       --------         --------
          Total current assets ...............           35,953           31,503

PROPERTY AND EQUIPMENT, net ..................           72,793           50,591

GOODWILL, net ................................            5,305            5,015

OTHER ASSETS .................................              771              700
                                                       --------         --------
                                                       $114,822         $ 87,809
                                                       ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term
      debt .......................................     $  2,055         $  1,221
     Accounts payable ............................        5,986            5,719
     Accrued liabilities .........................        7,579            5,648
     Income taxes payable ........................          191               60
                                                       --------         --------
          Total current
             liabilities .........................       15,811           12,648

LONG-TERM DEBT, net of current
  portion ........................................       34,734           20,105

DEFERRED INCOME TAXES ............................        5,983            5,180

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value;
      20,000,000 shares authorized,
      6,117,840 and 5,927,360 issued
      and outstanding,
      respectively ...............................           61               59
     Additional paid-in capital ..................       37,073           32,762
     Retained earnings ...........................       21,160           17,055
                                                       --------         --------
          Total shareholders'
             equity ..............................       58,294           49,876
                                                       --------         --------
                                                       $114,822         $ 87,809
                                                       ========         ========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                      --------------------  --------------------
                                         1996       1995       1996       1995
                                      ---------  ---------  ---------  ---------
SALES...............................  $  34,451  $  19,308  $  62,709  $  38,786

COST OF SALES.......................     23,864     13,689     44,030     27,679
                                      ---------  ---------  ---------  ---------
     Gross profit...................     10,587      5,619     18,679     11,107

SELLING EXPENSES....................      3,410      1,860      6,258      3,883

GENERAL AND ADMINISTRATIVE
  EXPENSES..........................      2,722      1,478      5,014      3,004
                                      ---------  ---------  ---------  ---------
     Operating income...............      4,455      2,281      7,407      4,220

INTEREST EXPENSE....................        595        206        934        358
                                      ---------  ---------  ---------  ---------
     Income before provision for
       income taxes.................      3,860      2,075      6,473      3,862

PROVISION FOR INCOME TAXES..........      1,428        723      2,368      1,351
                                      ---------  ---------  ---------  ---------
NET INCOME..........................  $   2,432  $   1,352  $   4,105  $   2,511
                                      =========  =========  =========  =========
EARNINGS PER SHARE OF COMMON STOCK..       $.40       $.25       $.68       $.46
                                      =========  =========  =========  =========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                            SEPTEMBER 30,
                                                       ------------------------
                                                         1996            1995
                                                       --------        --------
OPERATING ACTIVITIES:
     Net income ................................       $  4,105        $  2,511
     Adjustments to reconcile net
      income to net cash provided
       by operating activities --
          Depreciation and
             amortization ......................          2,634           1,636
          Deferred tax provision
             (benefit) .........................           (164)            223
          Changes in assets and
             liabilities, net of
             effects of acquisitions --
             Accounts receivable ...............         (1,754)            139
             Inventories .......................          1,289            (324)
             Prepaid expenses ..................            212             (13)
             Other assets ......................            (55)           (131)
             Accounts payable and
               accrued liabilities .............         (1,427)         (1,336)
             Income taxes payable ..............            181            (576)
                                                       --------        --------
                  Net cash provided
                     by operating
                     activities ................          5,021           2,129
                                                       --------        --------
INVESTING ACTIVITIES:
     Acquisitions of businesses ................         (7,017)         (6,461)
     Purchases of property and
      equipment ................................         (5,325)         (1,323)
     Proceeds from disposition of
      assets ...................................             55             176
                                                       --------        --------
                  Net cash used in
                     investing
                     activities ................        (12,287)         (7,608)
                                                       --------        --------
FINANCING ACTIVITIES:
     Proceeds from revolving credit
      agreement ................................         32,200          14,725
     Payments on revolving credit
      agreement ................................        (24,800)         (8,125)
     Payments on long-term debt ................         (1,230)           (770)
     Proceeds from exercise of stock
      options and other ........................            128             225
                                                       --------        --------
                  Net cash provided
                     by financing
                     activities ................          6,298           6,055
                                                       --------        --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .............................           (968)            576

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD ..........................          3,086           1,707
                                                       --------        --------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD .......................................       $  2,118        $  2,283
                                                       ========        ========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and its wholly owned subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. Balance sheet information as of March 31, 1996 has been derived from the 1996 annual audited financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission in July 1996.

     Earnings per share are calculated by dividing net income by the weighted average number of shares outstanding of 6,116,307 and 5,474,342 for the three months ended September 30, 1996 and 1995, respectively, and 6,024,367 and 5,470,468 for the six months ended September 30, 1996 and 1995, respectively.

     The consolidated statements of cash flows provide information about changes in cash and exclude the effects of noncash transactions. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Interest paid during the six-month periods ended September 30, 1996 and 1995 was $502 and $364, respectively. Income tax payments during the six-month periods ended September 30, 1996 and 1995 were $1,650 and $1,704, respectively. Significant non-cash transactions in the six month period ended September 30, 1996 include debt of $6,835 incurred by the Company to finance the purchase of three printing presses and the issuance of common stock and assumption of debt and capital leases in connection with certain of the Company's acquisitions (see Note 3. Acquisitions).

2.  LONG-TERM DEBT

     The following is a summary of the Company's long-term debt:

                                         SEPTEMBER 30,      MARCH 31,
                                             1996              1996
                                        --------------      ---------
Revolving credit agreement...........      $ 23,700          $16,300
Notes payable and capital leases.....        13,089            5,026
                                        --------------      ---------
     Total long-term debt............        36,789           21,326
     Less current portion............        (2,055)          (1,221)
                                        --------------      ---------
                                           $ 34,734          $20,105
                                        ==============      =========

                          CONSOLIDATED GRAPHICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

3.  ACQUISITIONS

     During the six months ended September 30, 1996, the Company completed the following acquisitions: Bridgetown Printing in Portland, Oregon (June 1996), Garner Printing in Des Moines, Iowa (July 1996), and Eagle Press in Sacramento, California (July 1996). Each of these transactions were accounted for using the purchase method of accounting. In addition to cash expended of $7,017, the Company issued 177,780 shares of common stock and assumed debt and capital leases totaling $2,622 in connection with these transactions.

     In November 1996, the Company announced that it had completed the acquisition of Mobility, Inc. in Richmond, Virginia and signed nonbinding letters of intent to acquire Direct Color in Long Beach, California and Theo Davis Sons, Inc., located near Raleigh-Durham, North Carolina.

                          CONSOLIDATED GRAPHICS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSIONS CONTAIN FORWARD-LOOKING INFORMATION. READERS ARE CAUTIONED THAT SUCH INFORMATION INVOLVES RISKS AND UNCERTAINTIES, INCLUDING THOSE CREATED BY GENERAL MARKET CONDITIONS, COMPETITION AND THE POSSIBILITY THAT EVENTS MAY OCCUR WHICH LIMIT THE ABILITY OF THE COMPANY TO MAINTAIN OR IMPROVE ITS OPERATING RESULTS OR EXECUTE ITS GROWTH STRATEGY OF ACQUIRING ADDITIONAL COMPANIES. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE, AND THERE CAN THEREFORE BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN WILL PROVE TO BE ACCURATE. THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

GENERAL

     Consolidated Graphics, Inc. (the "Company") is one of the fastest growing providers of general commercial printing services in the United States. Since its formation in 1985, the Company has expanded its operations to include 16 printing companies in twelve markets: Dallas, Denver (3), Des Moines, Houston
(3), Phoenix, Portland, Richmond, Sacramento, San Antonio, San Diego, Seattle and Tulsa.

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

     The Company's financial results in a given period may be affected by the timing and magnitude of acquisitions. Operating income margins of acquired companies typically are lower than those of the Company at the date of acquisition. As a result, the Company's overall operating income margins in the periods immediately following a significant acquisition or series of acquisitions may be lower depending upon the timing and extent that an acquired company is able to adapt to and implement the Company's management practices.

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

RESULTS OF OPERATIONS

     The following tables set forth the Company's historical income statements for the periods indicated:

                                          THREE MONTHS           SIX MONTHS
                                      ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                      --------------------  --------------------
                                        1996       1995       1996       1995
                                      ---------  ---------  ---------  ---------
Sales...............................  $    34.5  $    19.3  $    62.7  $    38.8
Cost of sales.......................       23.9       13.7       44.0       27.7
                                      ---------  ---------  ---------  ---------
     Gross profit...................       10.6        5.6       18.7       11.1
Selling expenses....................        3.4        1.8        6.3        3.9
General and administrative
  expenses..........................        2.7        1.5        5.0        3.0
                                      ---------  ---------  ---------  ---------
     Operating income...............        4.5        2.3        7.4        4.2
Interest expense....................         .6         .2         .9         .3
                                      ---------  ---------  ---------  ---------
     Income before provision for
       income taxes.................        3.9        2.1        6.5        3.9
Provison for income taxes...........        1.5         .7        2.4        1.4
                                      ---------  ---------  ---------  ---------
     Net income.....................  $     2.4  $     1.4  $     4.1  $     2.5
                                      =========  =========  =========  =========

     The following tables set forth the components of income expressed as a percentage of sales for the periods indicated:

                                              THREE MONTHS                SIX MONTHS
                                           ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                       ---------------------------   --------------------
                                         1996            1995          1996       1995
                                       ---------     -------------   ---------  ---------
Sales................................      100.0%        100.0%          100.0%     100.0%
Cost of sales........................       69.3          70.9            70.2       71.4
                                       ---------     -------------   ---------  ---------
     Gross profit....................       30.7          29.1            29.8       28.6
Selling expenses.....................        9.9           9.6            10.0       10.0
General and administrative
  expenses...........................        7.9           7.7             8.0        7.7
                                       ---------     -------------   ---------  ---------
     Operating income................       12.9          11.8            11.8       10.9
Interest expense.....................        1.7           1.1             1.5         .9
                                       ---------     -------------   ---------  ---------
     Income before provision for
       income
       taxes.........................       11.2          10.7            10.3       10.0
Provision for income taxes...........        4.1           3.7             3.8        3.5
                                       ---------     -------------   ---------  ---------
     Net income......................        7.1%          7.0%            6.5%       6.5%
                                       =========     =============   =========  =========

     Acquisitions in fiscal 1996 and fiscal 1997 are the primary causes of the absolute increases in revenues and expenses since the three-month and six-month periods ended September 30, 1995. In fiscal 1996, the Company acquired Clear Visions in August, 1995, Heritage Graphics in September, 1995, Emerald City Graphics and Precision Litho in February, 1996 and Tulsa Litho Company in March, 1996 (collectively, the "1996 Acquisitions"). In the first six months of fiscal 1997, the Company acquired Bridgetown Printing Co. ("Bridgetown") in June, 1996 and Garner Printing ("Garner") and Eagle Press ("Eagle") in July, 1996 (collectively, the "1997 Acquisitions"). Each of the 1996 Acquisitions and the 1997 Acquisitions (together, the "Acquired Companies") were accounted for under the purchase method of accounting; accordingly, the Company's consolidated income statements reflect their revenues and expenses only for the post acquisition periods.

     Additionally, operating results for the three-month and six-month periods ended September 30, 1996, as compared to the same periods in 1995, were affected by the merger in late fiscal 1996 of the operations of two of the Company's Houston-based subsidiaries, which has had the effect of reducing sales, primarily lower-margin web printing sales, and improving profit margins through reduced administrative costs and improved utilization of printing capacity.

     For more information regarding the 1996 Acquisitions and the consolidation of certain of the Company's Houston operations in fiscal 1996, refer to "Management's Discussion and Analysis of

Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

     Sales increased 78.4% from $19.3 million for the three months ended September 30, 1995 to $34.5 million for the three months ended September 30, 1996. The increase primarily resulted from sales contributed by the Acquired Companies, net of a decrease in web printing sales pursuant to the consolidation of certain operations as discussed above. A net increase in sales at the Company's other operating subsidiaries also contributed to the increase in sales for the current period.

     Gross profit increased 88.4% from $5.6 million for the three months ended September 30, 1995 to $10.6 million for the three months ended September 30, 1996 primarily due to the addition of the Acquired Companies. Gross profit as a percentage of sales increased from 29.1% for the three months ended September 30, 1995 to 30.7% for the three months ended September 30, 1996, reflecting generally the effect of operating efficiencies the Company is gaining through economies of scale and its master purchasing arrangements and a reduction in lower-margin web printing sales.

     Selling expenses increased 83.3% from $1.8 million for the three months ended September 30, 1995 to $3.4 million for the three months ended September 30, 1996 due to increased sales levels as discussed above. Selling expenses as a percentage of sales increased from 9.6% for the three months ended September 30, 1995 to 9.9% for the three months ended September 30, 1996, reflecting a higher percentage of non-commissioned sales as a percentage of total sales in the three months ended September 30, 1995.

     General and administrative expenses increased 84.2% from $1.5 million for the three months ended September 30, 1995 to $2.7 million for the three months ended September 30, 1996. In addition to the increase in general and administrative expenses attributable to the Acquired Companies, an increase in the Company's corporate staffing was a contributing factor. The staffing increase reflects primarily the effort by the Company to focus the resources necessary on quickly implementing the benefits of its master purchasing arrangements and other operating efficiencies into its acquired companies. Accordingly, general and administrative expenses as a percentage of sales increased slightly from 7.7% in the three months ended September 30, 1995 to 7.9% for the three months ended September 30, 1996.

     Interest expense increased from $.2 million for the three months ended September 30, 1995 to $.6 million for the three months ended September 30, 1996. The increase is primarily due to additional borrowings under the Company's revolving credit facility to finance the cash portions of the purchase price of the Acquired Companies and borrowings to finance certain printing press purchases. See "Liquidity and Capital Resources" below.

     Effective income tax rates increased from 34.8% for the three months ended September 30, 1995 to 37.0% for the three months ended September 30, 1996, due primarily to the Company's further expansion into states with higher income tax rates than those in the State of Texas.

SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 1995.

     Sales increased 61.7% from $38.8 million for the six months ended September 30, 1995 to $62.7 million for the six months ended September 30, 1996. The increase primarily resulted from sales contributed by the Acquired Companies, net of a decrease in web printing sales pursuant to the consolidation of certain operations as discussed above. A net increase in sales at the Company's other operating subsdiaries also contributed to the increase in sales for the current period.

     Gross profit increased 68.2% from $11.1 million for the six months ended September 30, 1995 to $18.7 million for the six months ended September 30, 1996, primarily due to the profit contribution from the Acquired Companies. Gross profit increased as a percentage of sales from 28.6% for the six months ended September 30, 1995 to 29.8% for the six months ended September 30, 1996. This increase was attributable to operating efficiencies the Company is gaining through economies of scale and its master purchasing arrangements and a reduction in lower-margin web printing sales.

     Selling expenses increased 61.2% from $3.9 million for the six months ended September 30, 1995 to $6.3 million for the six months ended September 30, 1996 due to increased sales levels as discussed above.

Selling expenses as a percentage of sales remained constant at 10.0% for the six months ended September 30, 1996.

     General and administrative expenses increased 66.9% from $3.0 million for the six months ended September 30, 1995 to $5.0 million for the six months ended September 30, 1996, primarily due to general and administrative expenses attributable to the Acquired Companies and the aforementioned increase in the Company's corporate staffing. As a percentage of sales, general and administrative expenses increased slightly from 7.7% for the six months ended September 30, 1995 to 8.0% for the six months ended September 30, 1996.

     Interest expense increased from $.3 million for the six months ended September 30, 1995 to $.9 million for the six months ended September 30, 1996, due to additional borrowings under the Company's revolving credit facility to finance the cash portions of the purchase price of the Acquired Companies and borrowings to finance certain printing press purchases. See "Liquidity and Capital Resources" below.

     Effective income tax rates reflect an increase to 36.6% for the six months ended September 30, 1996 as compared to 35.0% during the same period in the prior year due to the Company's further expansion into states with higher income tax rates than those in the State of Texas.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company has generated cash from operations (net income plus depreciation and amortization expense and deferred tax provision) since its inception. Cash generated from operations, as defined, was $6.6 million for the six months ended September 30, 1996, while cash expended on purchases of property and equipment was $5.3 million. The net increase in the Company's debt since March 31, 1996 reflects (1) an increase of $7.4 million outstanding under the Company's revolving credit facility with a bank which was used to finance $7.0 million expended in connection with the acquisitions of Bridgetown and Eagle, (2) debt of $6.8 million attributable to the purchase of three printing presses from Komori America Corporation ("Komori"), (3) assumption of debt totalling $2.6 million in connection with the acquisition of Garner and (4) debt retirements of $1.2 million.

     On August 23, 1995, the Company entered into a $25 million revolving credit agreement (the "Agreement") with a bank which was scheduled to expire on August 31, 1997. In October 1996 the Agreement was renewed through October 31, 1998 and the available line of credit was increased by $10 million to $35 million. Loans outstanding under the renewed Agreement accrue interest at the London Interbank Offered Rate (LIBOR) plus .625% to 1.75% based on the Company's Funded Debt to EBITDA ratio as defined in the Agreement, generally redetermined quarterly. Additionally, a commitment fee of .10% to .50% accrues on any unused portion of the available line of credit. On September 30, 1996, loans outstanding under the Agreement were $23.7 million and were subject to an interest rate of 6.50% per annum. On October 31, 1996, loans outstanding under the Agreement were $22.0 million and were subject to an interest rate of 6.76% per annum. Certain of the Company's operating subsidiaries have guaranteed the Company's indebtedness under the Agreement. The covenants in the Agreement, among other things, restrict the Company's ability to (i) merge, consolidate with or acquire other companies where the total consideration paid is above certain levels, (ii) engage in hostile acquisitions, (iii) change its primary business, (iv) pay dividends and (v) incur other borrowed debt or pledge assets as collateral in excess of certain levels. Although there can be no assurances made, the Company believes that the covenants in the Agreement pertaining to restrictions on acquisitions of other companies do not adversely affect its acquisition strategy and that, if necessary, the Company would likely be able to obtain the appropriate waivers. The Company must also meet certain financial tests defined by the Agreement, including achieving specific ratios of Funded Debt to EBITDA, net worth and coverage of fixed charges. The indebtedness is unsecured; however, the bank could require inventories and receivables as collateral for the payment of indebtedness in the event of default. The Company is in compliance with all financial tests and other covenants set forth in the Agreement.

     Pursuant to an agreement between the Company and Komori (the "Komori Agreement"), the Company installed three new printing presses in the second quarter of fiscal 1996. The Komori Agreement requires that the Company take delivery of at least one additional press, resulting in a total capital commitment of approximately $10 million for the purchase of the four presses. The Komori Agreement further provides certain volume purchase incentives and financing options under which the Company may, but is not obligated to, purchase up to $50 million of printing presses over its term. The Company has exercised the financing option in connection with the purchase of the first three presses, resulting in a long-term obligation of $6.8 million at September 30, 1996. The terms of the financing provide for monthly principal and interest payments through 2006 at a fixed interest rate of 8.25%. Payment of the Company's obligations will be secured by the purchased presses. The Company will not be subject to any significant financial covenants or restrictions in connection with these obligations.

     The Company's remaining debt obligations generally consist of mortgages, capital leases and promissory notes, some of which contain financial covenants and restrictions. The most significant of these place certain restrictions on future borrowings and acquisitions above specified levels. The Company believes these restrictions do not adversely affect its acquisition strategy.

     Significant immediate and future uses of cash by the Company are expected to consist of additional acquisitions of businesses and purchases of property and equipment.

     Subsequent to September 30, 1996, the Company completed the acquisition of Mobility Inc, ("Mobility") in Richmond, Virginia, and announced that it has signed nonbinding letters of intent to acquire Direct Color in Long Beach, California and Theo Davis Sons near Raleigh-Durham, North Carolina. Borrowings under the Agreement were used to finance the Mobility acquisition and are expected to be used to finance the two pending acquisitions. The Company expects to make additional acquisitions in the remainder of fiscal 1997 and to be able to finance them with borrowings under the Agreement, but currently has no other understandings, arrangements or agreements in place. In addition to one or more printing press purchases under the Komori Agreement (which the Company expects to finance thereunder), the Company will make other purchases of property and equipment in the remainder of fiscal 1997 and expects to use primarily cash flow from operations as financing.

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

     Further, there can be no assurances that additional financing to make acquisitions, purchase property and equipment or meet operating requirements will be obtained if needed, or that the proposed terms of such financing, in the opinion of management, will be acceptable.

                          CONSOLIDATED GRAPHICS, INC.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate. In 1996, the Company received a summary judgment in its favor from the presiding court in a case styled ALEJANDRO ROBLES V. CONSOLIDATED GRAPHICS, INC. ET AL. involving a material claim by the plaintiff pertaining to a sales commission contract. The plaintiff appealed the ruling. The Company believes the decision of the presiding court should be upheld; however, there can be no assurance that the appellate court will rule in favor of the Company. All other litigation in which the Company is currently involved is not believed by management to be significant to the Company's financial position or results of operations. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, the Company does not believe the ultimate outcome of any of these matters will have a material adverse effect on its business or financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

            10.1 Amended and Restated Loan Agreement by and between Consolidated Graphics, Inc. and NationsBank of Texas N.A. dated as of October 21, 1996.

            10.2 Revolving Promissory Note by and between Consolidated Graphics, Inc. and NationsBank of Texas N.A. dated as of October 21, 1996.

            10.3 Amended and Restated Loan Agreement by and between Consolidated Graphics, Inc. and NationsBank of Texas N.A. dated as of October 29, 1996.

     (b)  Reports on Form 8-K:

            (1) Form 8-K, filed July 10, 1996 in connection with the press release issued on July 10, 1996 regarding the completion of the acquisition of Garner Printing.

            (2) Form 8-K, filed July 18, 1996 in connection with the acquisition of Garner Printing on July 3, 1996.

            (3) Form 8-K, filed July 24, 1996 in connection with the acquisition of Eagle Press of Sacramento, California on July 12, 1996, the press release issued on July 18, 1996 regarding the completion of the acquisition of Eagle Press, the press release issued on July 24, 1996 regarding the announcement of the Company's first quarter results, and a press purchase incentive agreement entered into between the Company and Komori America Corporation.

            (4) Form 8-K/A, filed August 13, 1996 containing pro forma financial statements of the Company and the financial statements of Garner Printing.

            (5) Form 8-K/A, filed August 14, 1996 containing pro forma financial statements of the Company and the financial statements of Eagle Press.

            (6) Form 8-K, filed September 13, 1996 in connection with the press release issued on September 6, 1996 regarding the letter of intent to acquire Mobility, Inc. ("Mobility") of Richmond, Virginia.

            (7) Form 8-K, filed October 31, 1996 in connection with the press release issued on October 30, 1996 regarding the announcement of the Company's first quarter results.

            (8) Form 8-K, filed November 4, 1996 in connection with the press release issued on November 4, 1996 regarding the completion of the acquisition of Mobility.

            (9) Form 8-K, filed November 6, 1996 in connection with the press release issued on November 6, 1996 regarding the letter of intent to acquire Direct Color of Long Beach, California and Theo Davis Sons near Raleigh-Durham, North Carolina.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT, CONSOLIDATED GRAPHICS, INC., HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          CONSOLIDATED GRAPHICS, INC.

                                                 (Registrant)

Dated:  November 13, 1996                 By: G. CHRISTOPHER COLVILLE
                                              G. CHRISTOPHER COLVILLE
                                              VICE PRESIDENT -- MERGERS AND
                                              ACQUISITIONS, CHIEF FINANCIAL AND
                                              ACCOUNTING OFFICER