Form 10-Q
period 1996-12-31
CONSOLIDATED GRAPHICS INC /TX/
filed 1997-02-14
CIK 921500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM _______________________ TO
           ________________________

                         COMMISSION FILE NUMBER 0-24068

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

     The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at
January 31, 1996 was 12,439,730.

                          CONSOLIDATED GRAPHICS, INC.
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996
                                     INDEX

                                         PAGE
Part I -- Financial Information

     Item 1 -- Financial Statements

          Consolidated Balance Sheets
          at December 31, 1996 and
          March 31, 1996.............          1

          Consolidated Income
          Statements for each of the
          three months and
             nine months ended
          December 31, 1996 and
          1995.......................          2

          Consolidated Statements of
          Cash Flows for the nine
          months ended
             December 31, 1996 and
          1995.......................          3

          Notes to Consolidated
          Financial Statements.......          4

     Item 2 -- Management's
     Discussion and Analysis of
     Financial Condition and
                Results of
     Operations......................          6

Part II -- Other Information

     Item 1 -- Legal Proceedings.....         11

     Item 4 -- Submission of Matters
      to a Vote of Security
      Holders........................         11

     Item 5 -- Other Information.....         11

     Item 6 -- Exhibits and Reports
      on Form 8-K....................         12

Signatures...........................         13

                                      (i)

                          CONSOLIDATED GRAPHICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                        DECEMBER 31,     MARCH 31,
                                            1996            1996
                                        ------------     ----------
                                        (UNAUDITED)      (AUDITED)

               ASSETS

CURRENT ASSETS:
     Cash and cash equivalents.......     $  2,175        $  3,086
     Accounts receivable, net........       25,278          19,317
     Inventories.....................        7,254           8,023
     Prepaid expenses................          945           1,077
                                        ------------     ----------
          Total current assets.......       35,652          31,503

PROPERTY AND EQUIPMENT, net..........       79,267          50,591

GOODWILL, net........................        5,458           5,015

OTHER ASSETS.........................        1,314             700
                                        ------------     ----------
                                          $121,691        $ 87,809
                                        ============     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term
      debt...........................     $  2,476        $  1,221
     Accounts payable................        5,825           5,719
     Accrued liabilities.............        8,362           5,648
     Income taxes payable............          462              60
                                        ------------     ----------
          Total current
             liabilities.............       17,125          12,648

LONG-TERM DEBT, net of current
  portion............................       35,275          20,105

DEFERRED INCOME TAXES................        6,919           5,180

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value;
      20,000,000 shares authorized,
      12,374,680 and 11,854,720
      issued and outstanding,
      respectively...................          124             119
     Additional paid-in capital......       38,296          32,702
     Retained earnings...............       23,952          17,055
                                        ------------     ----------
          Total shareholders'
             equity..................       62,372          49,876
                                        ------------     ----------
                                          $121,691        $ 87,809
                                        ============     ==========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                        DECEMBER 31,          DECEMBER 31,
                                    --------------------  ---------------------
                                      1996       1995        1996       1995
                                    ---------  ---------  ----------  ---------

SALES.............................. $  38,186  $  22,255  $  100,895  $  61,041

COST OF SALES......................    26,391     16,117      70,421     43,796
                                    ---------  ---------  ----------  ---------

     Gross profit..................    11,795      6,138      30,474     17,245

SELLING EXPENSES...................     3,754      2,138      10,012      6,021

GENERAL AND ADMINISTRATIVE
  EXPENSES.........................     2,966      1,810       7,980      4,814

RESTRUCTURING CHARGE...............    --          1,500      --          1,500
                                    ---------  ---------  ----------  ---------

     Operating income..............     5,075        690      12,482      4,910

INTEREST EXPENSE...................       643        236       1,577        594
                                    ---------  ---------  ----------  ---------

     Income before provision for
       income taxes................     4,432        454      10,905      4,316

PROVISION FOR INCOME TAXES.........     1,640        160       4,008      1,511
                                    ---------  ---------  ----------  ---------

NET INCOME......................... $   2,792  $     294  $    6,897  $   2,805
                                    =========  =========  ==========  =========

EARNINGS PER SHARE OF COMMON STOCK.      $.22       $.03        $.56       $.26
                                    =========  =========  ==========  =========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                         NINE MONTHS ENDED
                                            DECEMBER 31,
                                       ----------------------
                                          1996        1995
                                       ----------  ----------
OPERATING ACTIVITIES:
     Net income......................  $    6,897  $    2,805
     Adjustments to reconcile net
      income to net cash provided
       by operating activities-
          Depreciation and
             amortization............       4,272       2,726
          Deferred tax provision.....         562       1,418
          Changes in assets and
             liabilities, net of
             effects of acquisitions-
             Accounts receivable.....        (946)       (638)
             Inventories.............       1,878       1,083
             Prepaid expenses........        (250)     (1,015)
             Other assets............        (598)        (70)
             Accounts payable and
               accrued liabilities...      (2,052)     (1,583)
             Income taxes payable....       1,706        (773)
                                       ----------  ----------
                  Net cash provided
                     by operating
                     activities......      11,469       3,953
                                       ----------  ----------
INVESTING ACTIVITIES:
     Acquisitions of businesses......     (12,808)     (6,461)
     Purchases of property and
      equipment......................      (8,097)     (3,794)
     Proceeds from disposition of
      assets.........................         630         196
                                       ----------  ----------
                  Net cash used in
                     investing
                     activities......     (20,275)    (10,059)
                                       ----------  ----------
FINANCING ACTIVITIES:
     Proceeds from revolving credit
      agreement......................      49,595      21,945
     Payments on revolving credit
      agreement......................     (40,588)    (13,945)
     Payments on long-term debt......      (2,040)     (1,000)
     Proceeds from exercise of stock
      options and other..............         928         440
                                       ----------  ----------
                  Net cash provided
                     by financing
                     activities......       7,895       7,440
                                       ----------  ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................        (911)      1,334

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD................       3,086       1,707
                                       ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.............................  $    2,175  $    3,041
                                       ==========  ==========

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. Balance sheet information as of March 31, 1996 has been derived from the 1996 annual audited financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission in July 1996.

     On December 18, 1996, the Company declared a stock dividend to effect a two-for-one split of the Company's common stock for shareholders of record on December 31, 1996 and payable January 10, 1997. The accompanying financial statements have been adjusted to reflect the effect of the split for all periods presented. Earnings per share are calculated by dividing net income by the weighted average number of shares outstanding, after giving effect to the split and the dilutive effect of outstanding stock options, as follows:

                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                              DECEMBER 31,                DECEMBER 31,
                                       --------------------------  --------------------------
                                           1996          1995          1996          1995
                                       ------------  ------------  ------------  ------------
Shares outstanding at beginning of
  period.............................    11,854,720    10,933,104    11,854,720    10,933,104
Weighted average effect of shares
  issued during the period...........       418,127        51,702       227,233        23,412
Dilutive effect of outstanding stock
  options............................       457,193       --            152,398       --
                                       ------------  ------------  ------------  ------------
                                         12,730,040    10,984,806    12,234,351    10,956,516
                                       ============  ============  ============  ============

     The consolidated statements of cash flows provide information about changes in cash and exclude the effects of noncash transactions. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Interest paid during the nine months ended December 31, 1996 and 1995 was $1,590 and $605, respectively. Income tax payments during the nine months ended December 31, 1996 and 1995 were $1,687 and $1,704, respectively. Significant non-cash transactions in the nine month period ended December 31, 1996 include debt of $6,835 incurred by the Company to finance the purchase of three printing presses and the issuance of common stock and assumption of debt and capital leases in connection with certain of the Company's acquisitions (see
Note 3. Acquisitions).

                          CONSOLIDATED GRAPHICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

2.  LONG-TERM DEBT

     The following is a summary of the Company's long-term debt:

                                        DECEMBER 31,      MARCH 31,
                                            1996            1996
                                        ------------      ---------
Revolving credit agreement...........     $ 25,307         $16,300
Notes payable and capital leases.....       12,444           5,026
                                        ------------      ---------
     Total long-term debt............       37,751          21,326
     Less current portion............       (2,476)         (1,221)
                                        ------------      ---------
                                          $ 35,275         $20,105
                                        ============      =========

3.  ACQUISITIONS

     During the nine months ended December 31, 1996, the Company completed the following acquisitions: Bridgetown Printing in Portland, Oregon (June 1996), Garner Printing in Des Moines, Iowa (July 1996), Eagle Press in Sacramento, California (July 1996) and Mobility, Inc. in Richmond, Virginia (October 1996). Each of these transactions were accounted for using the purchase method of accounting. In addition to cash expended of $10,155, the Company issued 177,780 shares of common stock and assumed debt and capital leases totaling $2,622 in connection with these transactions. In December 1996, the Company also paid $2,653 to complete the reorganization of Tulsa Litho.

     In January 1997, the Company announced that it had completed the acquisitions of Direct Color in Long Beach, California and Theo Davis Sons, Inc., located near Raleigh-Durham, North Carolina. In February 1997, the Company announced that it had signed a nonbinding letter of intent to acquire Tucker Printers in Rochester, New York.

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

GENERAL

     Consolidated Graphics, Inc. is one of the fastest growing printing companies in the United States. It is a consolidator in a fragmented industry, adding value to its acquisitions by providing the financial and operational strengths, management support and technological advantages associated with a larger organization. The Company has 18 printing companies operating in 14 U.S. markets.

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

     The Company's strategy is to generate sales and profits through acquisitions and internal growth. The Company provides acquired companies cost savings through master purchasing arrangements, access to technology and capital, strategic counsel and a commitment to training through a unique, comprehensive management development program. As a result, operating income margins and efficiencies at acquired companies, which may be lower than those of the Company at the date of acquisition, typically improve as the Company's operational strategies are fully implemented.

     The Company's consolidated financial results in a given period may be affected by the timing and magnitude of acquisitions. The Company's consolidated operating income margins in the periods immediately following a significant acquisition or series of acquisitions may be lower than historically reported consolidated margins depending upon the timing and extent to which an acquired company is able to adapt to and implement the Company's management practices.

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

RESULTS OF OPERATIONS

     The following tables set forth the Company's historical income statements for the periods indicated:

                                      THREE MONTHS          NINE MONTHS
                                         ENDED                 ENDED
                                      DECEMBER 31,          DECEMBER 31,
                                  --------------------  --------------------
                                    1996       1995       1996       1995
                                  ---------  ---------  ---------  ---------
Sales...........................  $    38.2  $    22.2  $   100.9  $    61.0
Cost of sales...................       26.4       16.1       70.4       43.8
                                  ---------  ---------  ---------  ---------
     Gross profit...............       11.8        6.1       30.5       17.2
Selling expenses................        3.8        2.1       10.0        6.0
General and administrative
  expenses......................        3.0        1.8        8.0        4.8
Restructuring charge............         --        1.5         --        1.5
                                  ---------  ---------  ---------  ---------
     Operating income...........        5.0         .7       12.5        4.9
Interest expense................         .6         .2        1.6         .6
                                  ---------  ---------  ---------  ---------
     Income before provision for
       income taxes.............        4.4         .5       10.9        4.3
Provison for income taxes.......        1.6         .2        4.0        1.5
                                  ---------  ---------  ---------  ---------
     Net income.................  $     2.8  $      .3  $     6.9  $     2.8
                                  =========  =========  =========  =========

     The following tables set forth the components of income expressed as a percentage of sales for the periods indicated:

                                              THREE MONTHS               NINE MONTHS
                                           ENDED DECEMBER 31,         ENDED DECEMBER 31,
                                       ---------------------------   --------------------
                                         1996            1995          1996       1995
                                       ---------     -------------   ---------  ---------
Sales................................      100.0%        100.0%          100.0%     100.0%
Cost of sales........................       69.1          72.4            69.8       71.7
                                       ---------     -------------   ---------  ---------
     Gross profit....................       30.9          27.6            30.2       28.3
Selling expenses.....................        9.8           9.6             9.9        9.9
General and administrative
  expenses...........................        7.8           8.1             7.9        7.9
Restructuring charge.................         --           6.8              --        2.5
                                       ---------     -------------   ---------  ---------
     Operating income................       13.3           3.1            12.4        8.0
Interest expense.....................        1.7           1.1             1.6         .9
                                       ---------     -------------   ---------  ---------
     Income before provision for
       income taxes..................       11.6           2.0            10.8        7.1
Provision for income taxes...........        4.3            .7             4.0        2.5
                                       ---------     -------------   ---------  ---------
     Net income......................        7.3%          1.3%            6.8%       4.6%
                                       =========     =============   =========  =========

     Acquisitions in fiscal 1996 and fiscal 1997 are the primary causes of the absolute increases in revenues and expenses since the three-month and nine-month periods ended December 31, 1995. In fiscal 1996, the Company acquired Clear Visions (August 1995), Heritage Graphics (September 1995), Emerald City Graphics (February 1996), Precision Litho (February 1996) and Tulsa Litho Company (March
1996)(collectively, the "1996 Acquisitions"). In the first nine months of fiscal 1997, the Company acquired Bridgetown Printing (June 1996), Garner Printing (July 1996), Eagle Press (July 1996) and Mobility (October 1996) (collectively, the "1997 Acquisitions"). Each of the 1996 Acquisitions and the 1997 Acquisitions (together, the "Acquired Companies") were accounted for under the purchase method of accounting; accordingly, the Company's consolidated income statements reflect their revenues and expenses only for the post acquisition periods.

     Additionally, operating results for the three months and nine months ended December 31, 1996, as compared to the same periods in 1995, were affected by the merger in late fiscal 1996 of the operations of two of the Company's Houston-based subsidiaries, which has had the effect of reducing sales, primarily lower-margin web printing sales, and improving profit margins through reduced administrative costs and improved utilization of printing capacity.

     For more information regarding the 1996 Acquisitions and the consolidation of certain of the Company's Houston operations in fiscal 1996, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1995

     Sales increased 71.6% from $22.2 million for the three months ended December 31, 1995 to $38.2 million for the three months ended December 31, 1996. The increase primarily resulted from sales contributed by the Acquired Companies, net of a decrease in web printing sales pursuant to the consolidation of certain operations as discussed above. A net increase in sales from internal growth at the Company's other operating subsidiaries also contributed to the increase in sales for the current period.

     Gross profit increased 92.2% from $6.1 million for the three months ended December 31, 1995 to $11.8 million for the three months ended December 31, 1996, primarily due to the addition of the Acquired Companies. Gross profit as a percentage of sales increased from 27.6% for the three months ended December 31, 1995 to 30.9% for the three months ended December 31, 1996, reflecting the effect of operating efficiencies the Company is gaining through economies of scale, including its master purchasing arrangements, and a reduction in lower-margin web printing sales.

     Selling expenses increased 75.6% from $2.1 million for the three months ended December 31, 1995 to $3.8 million for the three months ended December 31, 1996 due to increased sales levels as discussed above. Selling expenses as a percentage of sales increased from 9.6% for the three months ended
December 31, 1995 to 9.8% for the three months ended December 31, 1996, reflecting primarily the effect of certain sales in the prior period for which lower sales commissions were paid.

     General and administrative expenses increased 63.9% from $1.8 million for the three months ended December 31, 1995 to $3.0 million for the three months ended December 31, 1996 due to the addition of the Acquired Companies. General and administrative expenses as a percentage of sales decreased from 8.1% in the three months ended December 31, 1995 to 7.8% for the three months ended December 31, 1996 due to sales increases from acquisitions and internal growth which exceeded increases in the amount of corporate and operating subsidiaries' overhead required to manage such growth.

     The Company recorded a $1.5 million restructuring charge during the quarter ended December 31, 1995 to provide for the costs associated with the previously mentioned consolidation of certain Houston operations.

     Interest expense increased from $.2 million for the three months ended December 31, 1995 to $.6 million for the three months ended December 31, 1996. The increase is primarily due to additional borrowings under the Company's revolving credit facility to finance the cash portions of the purchase price of the Acquired Companies, debt assumed in connection therewith, and debt incurred to purchase certain printing presses. See "Liquidity and Capital Resources" below.

     Effective income tax rates increased from 35.2% for the three months ended December 31, 1995 to 37.0% for the three months ended December 31, 1996, due primarily to the Company's growth by acquisition into states with higher income tax rates than those states in which the Company previously had operations.

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 1995.

     Sales increased 65.3% from $61.0 million for the nine months ended December 31, 1995 to $100.9 million for the nine months ended December 31, 1996. The increase primarily resulted from sales contributed by the Acquired Companies, net of a decrease in web printing sales pursuant to the consolidation of certain operations as discussed above. A net increase in sales from internal growth at the Company's other operating subsidiaries also contributed to the increase in sales for the current period.

     Gross profit increased 76.7% from $17.2 million for the nine months ended December 31, 1995 to $30.5 million for the nine months ended December 31, 1996, primarily due to the profit contribution from the Acquired Companies. Gross profit increased as a percentage of sales from 28.3% for the nine months ended December 31, 1995 to 30.2% for the nine months ended December 31, 1996. This increase was attributable to operating efficiencies the Company is gaining through economies of scale, including its master purchasing arrangements, and a reduction in lower-margin web printing sales.

     Selling expenses increased 66.3% from $6.0 million for the nine months ended December 31, 1995 to $10.0 million for the nine months ended December 31, 1996 due to increased sales levels as discussed above. Selling expenses as a percentage of sales remained constant at 9.9% for the nine months ended December 31, 1996.

     General and administrative expenses increased 65.8% from $4.8 million for the nine months ended December 31, 1995 to $8.0 million for the nine months ended December 31, 1996, primarily due to the addition of the Acquired Companies and an increase in the Company's corporate staffing. In the current fiscal year, the Company has increased its corporate staff in order to focus the resources necessary to quickly implement the benefits of its master purchasing arrangements and other operating efficiencies at its acquired companies. As a percentage of sales, general and administrative expenses remained constant at 7.9% for the nine months ended December 31, 1996 as the increase in sales due to acquisitions and internal growth in the current period offset the increased costs.

     Interest expense increased from $.6 million for the nine months ended December 31, 1995 to $1.6 million for the nine months ended December 31, 1996. The increase is due to additional borrowings under the Company's revolving credit facility to finance the cash portions of the purchase price of the Acquired Companies, debt assumed in connection therewith, and debt incurred to purchase certain printing presses. See "Liquidity and Capital Resources" below.

     Effective income tax rates reflect an increase to 36.8% for the nine months ended December 31, 1996 as compared to 35.0% during the same period in the prior year due primarily to the Company's growth by acquisition into states with higher income tax rates than those states in which the Company previously had operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company has generated cash from operations (net income plus depreciation and amortization expense and deferred tax provision) since its inception. Cash generated from operations, as defined, was $11.7 million for the nine months ended December 31, 1996, while cash expended on purchases of property and equipment was $8.1 million. The net increase in the Company's debt since March 31, 1996 reflects (1) an increase of $9.0 million outstanding under the Company's revolving credit facility with a bank which was used to partially finance $12.8 million expended in connection with the acquisitions of Bridgetown Printing, Eagle Press, and Mobility and the reorganization of Tulsa Litho, (2) debt of $6.8 million attributable to the purchase of three printing presses from Komori America Corporation ("Komori"),
(3) assumption of debt totalling $2.6 million in connection with the acquisition of Garner Printing and (4) debt retirements of $2.0 million.

     In October 1996, the Company amended its revolving credit agreement (the "Agreement") with a bank which expires October 31, 1998, increasing its loan availability to $35 million. Loans outstanding under the Agreement accrue interest at the London Interbank Offered Rate (LIBOR) plus .625% to 1.75% based on the Company's Funded Debt to EBITDA ratio as defined in the Agreement, generally redetermined quarterly. Additionally, a commitment fee of .10% to .50% accrues on any unused portion of the available line of credit. On December 31, 1996, loans outstanding under the Agreement were $25.3 million and were subject to an interest rate of 6.63% per annum. On January 31, 1996, loans outstanding under the Agreement were $28.0 million and were subject to an interest rate of 6.70% per annum. The Company's operating subsidiaries have guaranteed the Company's indebtedness under the Agreement. The covenants in the Agreement, among other things, restrict the Company's ability to (i) merge, consolidate with or acquire other companies where the total consideration paid is above certain levels, (ii) engage in hostile acquisitions, (iii) change its primary business, (iv) pay dividends and (v) incur other borrowed debt or pledge assets as collateral in excess of certain levels. Although there can be no assurances made, the Company believes that the covenants in the Agreement pertaining to restrictions on acquisitions of other companies do not adversely affect its acquisition strategy and that, if necessary, the Company would likely be able to obtain the appropriate waivers. The Company must also meet certain financial tests defined by the Agreement, including achieving specific ratios of Funded Debt to EBITDA, net worth and coverage of fixed charges. The indebtedness is unsecured; however, the bank could require inventories and receivables as collateral for the payment of indebtedness in the event of default. The Company is in compliance with all financial tests and other covenants set forth in the Agreement.

     Pursuant to an agreement between the Company and Komori (the "Komori Agreement"), the Company installed three new printing presses in the second quarter of fiscal 1996. The Komori Agreement requires that the Company take delivery of at least one additional press, resulting in a total capital commitment of approximately $10 million for the purchase of the four presses. The Komori Agreement further provides certain volume purchase incentives and financing options under which the Company may, but is not obligated to, purchase up to $50 million of printing presses over its term. The Company has exercised the financing option in connection with the purchase of the first three presses, resulting in a long-term obligation of $6.7 million at December 31, 1996. The terms of the financing provide for monthly principal and interest payments through 2006 at a fixed interest rate of 8.25%. Payment of the Company's obligations is secured by the purchased presses. The Company is subject to no significant financial covenants or restrictions in connection with these obligations. The Company expects to install the fourth press to be purchased under the Komori Agreement in the first quarter of fiscal 1998.

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

     Subsequent to December 31, 1996, the Company completed the acquisitions of Direct Color in Long Beach, California and Theo Davis Sons near Raleigh-Durham, North Carolina. Borrowings under the Agreement were used to finance the cash portions of the two acquisitions. Additionally, the Company issued a $1.5 million, five-year note payable bearing interest at 6% annually in connection with one of the acquisitions. The Company expects to continue making acquisitions, including the acquisition of Tucker Printers in Rochester, New York, for which a non-binding letter of intent was signed in February, 1997. The Company expects to finance the acquisition of Tucker Printers with borrowings under the Agreement. In the absence of issuing common stock or notes payable in connection with other future acquisitions, the Company will likely require additional financing to fund such acquisitions. The Company is currently considering, among other options, requesting an increase of the borrowing limit under the Agreement or obtaining a replacement agreement which provides for an increased borrowing limit. Although no assurances can be made, the Company believes such additional financing can be obtained based on preliminary discussions with various lending institutions.

     In addition to one or more printing press purchases under the Komori Agreement (which the Company will likely finance thereunder), the Company will make other purchases of property and equipment in the remainder of fiscal 1997 and expects to use primarily cash flow from operations as financing.

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

                          CONSOLIDATED GRAPHICS, INC.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate. In 1996, the Company received a summary judgment in its favor from the presiding court in a case styled ALEJANDRO ROBLES V. CONSOLIDATED GRAPHICS, INC. ET AL. involving a material claim by the plaintiff pertaining to a sales commission contract. The plaintiff appealed the ruling. The Company believes the decision of the presiding court should be upheld; however, there can be no assurance that the appellate court will rule in favor of the Company. All other disputes in which the Company is currently involved are not believed by management to be significant to the Company's financial position or results of operations. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, the Company does not believe the ultimate outcome of any of these matters will have a material adverse effect on its business or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On August 5, 1996, the Company's annual meeting of shareholders was held. At such time the following items were submitted to a vote of shareholders through the solicitation of proxies:

     (a)   Election of Directors

           The following persons were elected to serve on the Board of Directors until the 1997 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The Directors received the votes set forth opposite their respective names:

                NAME                       FOR         AGAINST      ABSTENTIONS
-------------------------------------   ---------      -------      -----------
Joe R. Davis.........................   4,912,960       61,307           0
Larry J. Alexander...................   4,912,960       61,307           0
Brady F. Carruth.....................   4,912,960       61,307           0
Clarence C. Comer....................   4,912,960       61,307           0
Gary L. Forbes.......................   4,912,960       61,307           0
W. D. Hawkins........................   4,912,360       61,907           0
James L. Limmer......................   4,912,960       61,307           0
Thomas E. Smith......................   4,912,860       61,407           0
Hugh N. West.........................   4,912,760       61,507           0

     (b) The shareholders of the Company were requested to approve the First Amendment to the Consolidated Graphics, Inc. Long-Term Incentive Plan (the "Incentive Plan") and the related reservation of an additional 600,000 shares of the Company's common stock to be available for issuance as provided for under the Incentive Plan. Such amendment was approved by the shareholders, who voted 3,464,984 in favor and 220,192 against, with 1,289,091 who abstained or withheld authority to vote.

ITEM 5.  OTHER INFORMATION.

     On December 18, 1996, the Company declared a two-for-one stock split of the Company's common stock which was effected in the form of a stock dividend on January 10, 1997 to the stockholders of record on December 31, 1996.

     On January 29, 1997, the Company listed its common stock for trading on the New York Stock Exchange under the symbol "CGX.".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               (27)  Edgar financial data schedules

          (b)  Reports on Form 8-K:

               (1) Form 8-K, filed October 31, 1996 in connection with the press release issued on October 30, 1996 regarding the announcement of the Company's second quarter results.

                    (2) Form 8-K, filed November 4, 1996 in connection with the press release issued on November 4, 1996 regarding the completion of the acquisition of Mobility.

                         (3) Form 8-K, filed November 6, 1996 in connection with the press release issued on November 6, 1996 regarding the letter of intent to acquire Direct Color of Long Beach, California and Theo Davis Sons near Raleigh-Durham, North Carolina.

                              (4)  Form 8-K, filed December 24, 1996 in
                                   connection with the press release issued on December 18, 1996 regarding the announcement of a two-for-one stock split.

                                   (5)  Form 8-K, filed January 8, 1997 in
                                        connection with the press release issued on January 8, 1997 regarding the Company's filing of an application to list its common stock on the New York Stock Exchange.

                                        (6)  Form 8-K, filed January 16, 1997 in
                                             connection with the press release
                                             issued on January 14, 1997
                                             regarding the completion of the
                                             acquisitions of Direct Color and
                                             Theo Davis Sons.

                                             (7)  Form 8-K, filed January 29,
                                                  1997 in connection with the
                                                  press release issued on
                                                  January 29, 1997 regarding the
                                                  announcement of the Company's
                                                  third quarter results.

                                                  (8)  Form 8-K, filed February
                                                       13, 1997 in connection
                                                       with the press release
                                                       issued on February 13,
                                                       1997 regarding the letter
                                                       of intent to acquire
                                                       Tucker Printers of
                                                       Rochester, New York.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT, CONSOLIDATED GRAPHICS, INC., HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          CONSOLIDATED GRAPHICS, INC.

                                                 (Registrant)

Dated:  February 14, 1997                 By:  G. CHRISTOPHER COLVILLE
                                               G. CHRISTOPHER COLVILLE
                                                VICE PRESIDENT -- MERGERS AND
                                                  ACQUISITIONS,
                                               CHIEF FINANCIAL AND ACCOUNTING
                                                  OFFICER