Form 10-K
period 1997-03-31
CONSOLIDATED GRAPHICS INC /TX/
filed 1997-06-30
CIK 921500

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM __________ TO _____________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 1997:

                  COMMON STOCK, $.01 PAR VALUE -- $425,218,487

  The number of shares outstanding of the issuer's common stock as of May 31,
                                     1997:

                   COMMON STOCK, $.01 PAR VALUE -- 12,460,615

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on or about July 30, 1997, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Consolidated Graphics, Inc. ("CGX" or the "Company"), headquartered in Houston, Texas, is the leading printing industry consolidator in the United States. Since its formation in 1985, the Company has expanded its operations to include 19 printing companies in 15 markets. Each operation provides general commercial printing services relating to the production of annual reports, training manuals, product and capability brochures, direct mail pieces, catalogs and other promotional material, all of which tend to be recurring in nature. One of the Houston printing companies also provides financial printing services, including the printing of registration statements, information statements and quarterly and annual reports filed with the Securities and Exchange Commission (the "SEC"), as well as official statements for municipal securities. Each printing company operated by the Company has an established operating history (ranging from 10 to 119 years), solid customer relationships and a strong reputation for customer service, particularly with respect to responsiveness and quality. The Company's customer list includes many major corporations, most of which are headquartered in the markets in which the Company operates.

INDUSTRY BACKGROUND

     The printing industry is one of the largest and most fragmented industries in the United States, with total annual sales estimated at $98 billion. The printing services market includes general commercial printing, financial printing, printing and publishing of books, newspapers and periodicals, quick printing and production of business forms and greeting cards. Within the printing services market, the Company serves a portion of the commercial and financial printing sectors which had annual U.S. sales of $67 billion based on the most recent industry data available.

     In 1996, 7,400 of the 37,000 commercial printing companies in the U.S. had over 20 employees. While these operations are involved in various aspects of printing, the identification of this large group of printing companies contributed to the development of the Company's acquisition strategy described below.

BUSINESS STRATEGY

     Due to the fragmented nature of the general commercial printing industry, management believes an abundance of acquisition opportunities exist. The commercial printing business is characterized by a significant number of locally oriented, privately-held businesses, many of which tend to be viable acquisition targets. Owners' impetus to sell their printing businesses result from various causes, including the need to increase their personal financial liquidity, plans to retire or a desire to access the financial capital and other operating strengths the Company has to offer in order to grow the business. Because there are relatively few buyers with adequate financing and management expertise who desire to acquire these local printing companies, the Company has been and expects to continue to be able to implement its acquisition strategy at prices it considers to be attractive.

     The Company believes a large part of its success results from its ability to combine the service and responsiveness of a locally oriented printing company with the critical mass and economic advantages of a large company. The Company's strategy is to continue acquiring these locally oriented printing companies (generally having $2 million to $20 million in annual sales), to continually enhance the competitiveness and profitability of each acquired company and to develop a critical mass of companies in individual geographic markets. Generally, each acquired company retains its identity and continues to operate autonomously in maintaining and building relationships with buyers of printing services in its market.

     The principal advantages of the Company's strategy are as follows:

      o MARGIN IMPROVEMENT. Through the use of company-wide master purchasing arrangements for principal supplies such as paper, plates, film and ink, each operating subsidiary can receive the benefit of volume discounts which may significantly impact its gross margin. The combined purchasing power also results in more favorable pricing for investments in technology and capital equipment. In addition, consolidating certain administrative services for insurance, employee benefits, safety and environmental programs, financial management and information systems can further improve operating margins.

      o STRATEGIC COUNSEL. Many of the acquisition candidates are privately-held businesses, which by their nature typically place heavy demands on the skills of the proprietor. The Company provides strategic counsel and professional management techniques to the management of its acquired companies in such areas as planning, organization, controls, accounting and finance and regulatory compliance, resulting in improved efficiency and competitive advantages.

      o FLEXIBLE SERVICE. The wide range of equipment capabilities of its operating subsidiaries provides CGX with greater flexibility to meet customer needs than is available to a company with a single operation. From time to time, to meet customers' needs, the various operating subsidiaries work together when an individual operation does not have the necessary equipment or capacity to perform a particular project. This allows an operating subsidiary to compete economically for business it might otherwise have been unable to obtain. Further, geographic concentration in the Houston and Denver markets permits the Company to offer the customers of its operating subsidiaries in those markets the capacity to handle large jobs on short notice.

      o MANAGEMENT DEVELOPMENT. The Company has historically been committed, beyond industry custom, to recruiting, training and developing recent college graduates as printing sales and management professionals. These professionals are a key factor contributing to the Company's ability to provide a high degree of quality customer service and maximize profits. The Company expects to implement its Management Development Program at all of its acquired companies.

     By taking advantage of the above benefits, the Company believes it has become one of the lowest-cost producers of quality printing products in its markets and has improved the operating margins of each printing company it has acquired.

     In fiscal 1997, the Company entered three new regions and increased its presence in two others. Together, the Company's operating subsidiaries provide commerical printing services to the business communities in the Southwest, Pacific Northwest, West Coast, Midwest, Mid-Atlantic and Northeast regions of the United States. The Company plans to focus its future acquisition efforts on further penetration into existing markets and expansion into other high-potential metropolitan markets.

THE PRINTING COMPANIES

     The Company's 19 printing companies are all operated as wholly-owned subsidiaries. The commercial printing business focuses on the production of a wide range of marketing, investor relations and technical materials for a variety of customers including corporations, mutual fund companies, advertising agencies, graphic design firms and direct mail and catalog retailers. The commercial printing business involves digital imaging, printing and distribution of commercial and corporate documents, including training manuals, multicolor product and capability brochures, direct mail pieces, catalogs and other information requested by its customers and produced to their specifications. Commercial printing also includes shareholder communications, which are prepared at regular intervals, such as annual reports, interim reports and proxy materials. Most of these projects are recurring in nature. In addition to commercial printing, one operating subsidiary located in Houston also provides financial printing. In its financial printing business, the Company typesets, prints and distributes financial documents which are used for specific business transactions, including registration statements, information statements and quarterly and annual reports filed with the SEC.

     The following table lists the business name and location of the Company's principal operating subsidiaries and the dates of their founding and acquisition by the Company.

                                                      CALENDAR      FISCAL YEAR
                                                        YEAR         ACQUIRED
                NAME                 LOCATION         FOUNDED         BY CGX
------------------------------   ----------------     --------      -----------
Western Lithograph............   Houston                1960            1986
Grover Printing...............   Houston                1974            1988
Tewell Warren Printing........   Denver                 1962            1989
Chas. P. Young Company........   Houston                1953            1991
Gritz-Ritter Graphics.........   Denver                 1973            1995
The Jarvis Press..............   Dallas                 1951            1995
Frederic Printing.............   Denver                 1878            1995
Clear Visions.................   San Antonio            1981            1996
Heritage Graphics.............   Phoenix                1979            1996
Emerald City Graphics ........   Seattle                1981            1996
Precision Litho...............   San Diego              1981            1996
Tulsa Litho...................   Tulsa                  1935            1996
Bridgetown Printing...........   Portland               1902            1997
Garner Printing...............   Des Moines             1928            1997
Eagle Press...................   Sacramento             1987            1997
Mobility......................   Richmond               1969            1997
Theo Davis Sons ..............   Raleigh-Durham         1945            1997
Direct Color..................   Long Beach             1963            1997
Tucker Printers...............   Rochester              1960            1998

     Each of the Company's operating subsidiaries is autonomous, with its own printing facilities and management, sales and accounting staff. Each operating subsidiary maintains and develops its own customer relationships. In the process of soliciting business, an operating subsidiary may compete with one or more of its sister companies.

CUSTOMERS

     CGX is one of the leading general commercial printers in the United States. Due to the project-oriented nature of customers' printing requirements, sales to particular customers may vary significantly from year to year depending, among other things, upon the number and size of their projects. During fiscal 1997, the Company's top ten customers accounted for 17% of total sales, of which no customer accounted for more than 4%.

MARKETING AND SALES

     The Company's business is service-oriented, and its primary marketing focus is on responding rapidly to customer requirements and producing high quality printed materials at competitive prices. Responsiveness is essential because of the short lead time on most printing jobs handled by CGX. The Company's printing operations are designed to maintain maximum flexibility to meet customer needs both on a scheduled and an emergency basis. Each operating subsidiary targets those printing jobs that its management believes will best utilize its equipment and expertise profitably.

     The printing business requires a substantial amount of interaction with customers, including personal sales calls, art work and computer disk reviews, reviews of color and other proofs and "press checks" (customer approval of the printed piece while it is being printed). Through its salespeople and other management professionals, the Company maintains strict control of the printing process from the time a prospective customer is identified through the scheduling, prepress, printing and postpress operations. Because of the costs involved and the level of customer interaction, projects having small to medium size print runs, as well as time-sensitive projects of any size, are almost always produced locally. CGX also has a well-equipped financial printing operation used primarily by customers located throughout Texas, but also on occasion by customers of sister companies located outside of Texas.

     The Company employs over 100 salespeople, all of whom are knowledgeable about the industry and the printing capabilities offered by the operations they serve. The Company's sales philosophy stresses frequent sales calls on existing customers and constant marketing for new customers. Management of CGX's operating companies emphasizes to their customers the breadth and sophistication of their company's printing capability, the speed and quality of its service and the personal attention offered by their salespeople. In addition to soliciting business from existing and prospective customers, the salespeople act as liaisons between customers and those in charge of production and provide technical advice and assistance to customers throughout the printing process.

OPERATIONS

     The Company provides service in all areas of commercial and financial printing, including prepress, printing and postpress operations.

     Commercial prepress services involve photographically duplicating mechanical images and/or digitally producing images, separating color images into process colors, assembling films and burning film images onto plates. Financial prepress goes a step further by preparing manuscript copy and typesetting. The Company has electronic prepress operations at most of its facilities.

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

     Most of CGX's presses are large, sheet-fed, 40-inch presses, which are typically capable of printing 16 pages of letter-sized finished product on a 28 by 40-inch sheet of paper with eight pages on each side (known as a 16-page "signature"). The sheet-fed presses in all of the operating subsidiaries are capable of simultaneously printing up to one, two, four, five or six colors. As of May 31, 1997, the Company operated 76 sheet-fed presses capable of running at standard press speeds of 6,000 to 18,000 sheets per hour.

     As of May 31, 1997, the Company operated eight web presses located at certain of its Dallas, Houston, Sacramento and Seattle facilities. These presses are higher production presses, which start with a roll of paper at one end, print on both sides of the paper at maximum speeds of up to 50,000 32-page signatures per hour and are also capable of folding, gluing, or perforating a printed product.

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

     The Company's scheduling flexibility allows it to consistently react swiftly to its customers' requirements. Because of the need for rapid production of printing projects, from conception through delivery, the Company must maintain physical plant and customer service staff which allow it to maximize work loads when called upon to do so. Consequently, the Company's subsidiaries do not always operate at full capacity.

     One of the most significant technological advancements in the commercial printing industry in recent years has been in the computerization of the prepress area. The Company believes its highly advanced electronic prepress capabilities give it a competitive advantage in the marketplace. The Company has a program to continually evaluate its electronic prepress needs and, perhaps more importantly, the growing expectations of its customers in this area. Pursuant to this program, the Company has added electronic prepress operations to substantially all of its significant operations and expects to continually upgrade the prepress area at its current printing operations and those likely to be acquired in the future.

     The Company believes its prepress operations and most of its production and postpress equipment are state-of-the-art. The remainder of its equipment is more than adequate for producing products of the kind and in the quantities required by the Company's customers. The Company continuously reviews its printing equipment needs and evaluates advances in computer software, hardware and peripherals, computer networking and telecommunication systems as they relate to the Company's operations. During fiscal 1998, the Company anticipates spending about $10 million in the aggregate for the purchase of additional equipment to add production capacity and further streamline operations at many of its operating subsidiaries.

MANAGEMENT DEVELOPMENT PROGRAM

     Management believes that the successful implementation of the Company's growth strategy depends in part on its ability to continue to employ qualified, well-trained, sales and management professionals. To address this need, the Company in 1991 created the Consolidated Graphics Management Development Program ("Management Program"). For this program, the Company recruits, at the college campus level, individuals management believes display the characteristics necessary to lead one of the Company's operations at some future date. There are 70 persons who have graduated from or are currently participating in the Management Program.

     The Company implemented the Management Program based on the premise that traditional printing industry hiring and training practices were neither sophisticated nor effective. Historically, printing companies hired either non-industry experienced employees to whom they provided little or no formal training, or those sales or management personnel with industry experience who were unemployed at the time or lured by above-market wages.

     Management of the Company's operating subsidiaries devotes a great deal of time and attention to the training of employees. Certain aspects of the Management Program are specially tailored to the needs of each company. The program is constantly being refined and improved based on the experiences of recent participants and observations of training personnel. In recruiting for the program, the Company targets recent college graduates, who typically do not have a printing or graphics background, from major universities near its operating subsidiaries.

     The Management Program is a three-year program divided into three distinct phases; technical, managerial and on-the-job. The first phase includes a one-week introduction to printing where participants learn the terminology of the industry. It continues with an in-depth technical training in the manufacturing process. The instruction is highly structured and includes rotations in each department within the manufacturing process, including paper, ink, prepress, press, bindery and shipping. Following the rotation through the plant, the technical training shifts to the production office with introductions to estimating, production planning, purchasing and customer service. The second phase of the program focuses on operations management and selling. It consists of a three-month rotation through several different areas, including production, planning, purchasing, estimating, customer service and outside sales. During the rotations through these departments, the participant performs job requirements as stipulated by the program's required activities.

     The final phase begins after the participant has been with the Company for two years. At this point, the participant departs on a career path, either production or sales, dictated by the participant's strengths and the individual company's needs. Training continues on-the-job for both career paths. In operations management, participants work in the key areas of production, assuming increased responsibility in purchasing, customer service and production planning. In sales, participants begin accompanying experienced sales professionals on sales calls, attending advanced sales meetings and identifying, qualifying and obtaining new customers.

     The Company does not have employment contracts with participants in its training program. Nevertheless, the Company believes it has been able to retain program participants by offering compensation comparable to that attainable from other local printing companies and by providing what the Company considers to be greater opportunities for advancement than may be available at its competitors. There can be no assurance, however, that the Company will be able to attract or retain program participants in the future.

     While other printing companies may offer sales and management training to their employees, management believes the Company is the only printing company of its size offering a highly focused, comprehensive and extensive training program and opportunities for upward mobility. The participants in the Management Program are monitored by and receive guidance from each operating company president as part of their training. The participants are highly motivated and bring an increased level of professionalism and performance to the Company's sales and management team.

PURCHASING AND RAW MATERIALS

     The Company purchases various materials, including paper, prepress supplies, ink, chemicals, solvents, glue and wire, from a number of national and local suppliers. CGX uses a two-tiered approach to purchasing which recognizes the economies associated with its size while maintaining the local efficiencies and time sensitivity associated with its role as a service organization. Master purchasing arrangements are negotiated centrally with major suppliers and manufacturers and communicated to the operating companies. The operating subsidiaries then order the goods and services needed in accordance with the terms set forth in the master purchasing arrangements, if applicable, or on a local basis. The master purchasing arrangements are reviewed regularly. The operating companies provide input on market conditions, local supplier service and product developments which enable the Company to continually maximize the benefits of its master purchasing arrangements.

     PAPER. The majority of the Company's paper supply is distributed through merchant organizations. There are four merchant organizations that are considered national in scope and numerous regional organizations that serve one or more of CGX's operating companies. CGX's arrangements are made with both mills, which produce the paper, and their merchants and typically provide for volume-related discounts.

     PREPRESS SUPPLIES. Prepress supplies consist of film, plates and proofing materials. While there are a limited number of key manufacturers of these materials, CGX generally purchases its prepress supplies through regional dealers. Volume-related discounts and incentive arrangements are obtained from manufacturers based on purchases from the regional dealers.

COMPETITION

     The Company competes with a substantial number of other commercial and financial printers, some of which are subsidiaries or divisions of companies having greater financial resources than those of the Company. Because of the nature of CGX's business, most of the Company's competition is confined to individual local printing markets. The major competitive factors in the Company's commercial printing business are the extent and quality of customer service and the quality of finished products and price. Customer service often is dependent on production and distribution capabilities and availability of equipment which is appropriate in size and function for a given project. In addition, competition in the commercial and financial printing areas is based upon the ability to perform the services described with speed and accuracy. Price and the quality of supporting services are also important in this regard. The Company believes it competes effectively on all of these bases.

EMPLOYEES

     At May 31, 1997, the Company had a total of 1,417 employees throughout its organization. Currently, four of the Company's operating subsidiaries have individual collective bargaining agreements with a portion of their respective workforce:

Western Lithograph                            Houston, TX
Bridgetown Printing                           Portland, OR
Garner Printing                               Des Moines, IA
Eagle Press                                   Sacramento, CA

     The Company believes that its relations with its employees, including those covered by the collective bargaining agreements, are satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are the executive officers of the Company, together with their positions and ages:

         NAME              AGE                     POSITION
------------------------   ----  -----------------------------------------------
Joe R. Davis............    54   President, Chief Executive Officer and Director
Mary K. Collins.........    40   Senior Vice President
G. Christopher Colville.    39   Vice President -- Mergers and Acquisitions,
                                   Chief Financial and Accounting Officer

     JOE R. DAVIS has been the President and Chief Executive Officer of the Company since he founded it in 1985. Prior to forming CGX, Mr. Davis was formerly employed by a division of International Paper Company. He had also previously served as a partner of Arthur Andersen LLP, an accounting firm, where he was active in the mergers and acquisition program. Mr. Davis is a certified public accountant.

     MARY K. COLLINS joined the Company in September 1992, as Vice
President -- Finance and Administration. She was appointed to her current position in January 1996. Ms. Collins also serves as Secretary of the Company. Prior to her employment by the Company, she was employed for 13 years by Arthur Andersen LLP, most recently as a manager, where she specialized in accounting, auditing and business systems consulting. Ms. Collins is a certified public accountant.

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

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     The Company is subject to the environmental laws and regulations of the United States and the applicable state and local laws and regulations concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. The printing business generates substantial quantities of inks, solvents and other waste products requiring disposal under the numerous federal, state and local laws and regulations relating to the environment. The Company typically recycles waste paper and contracts for the removal of waste products. The Company believes it is in material compliance with all applicable air quality, waste disposal and other environmental-related rules and regulations, as well as with other general employee health and safety laws and regulations. No significant capital expenditures for environmental control facilities are anticipated for the remainder of the current fiscal year and the succeeding fiscal year. There can be no assurance, however, that future changes in such laws and regulations will not have a material effect on the Company's operations.

ITEM 2.  PROPERTIES AND FACILITIES

     The Company's principal facilities as of March 31, 1997 are described in the table below. All of the listed facilities contain office, production and storage space. In addition, the facilities at one operation have an expanded customer service area. All facilities leases are with unaffiliated third parties except for the lease in Vista, California, which is leased from the former owner and current president of one of the Company's operating subsidiaries.

                                                                    APPROXIMATE
                                                                  BUILDING SPACE
              LOCATION                                             (SQUARE FEET)
------------------------------------------------------------------   ----------
OWNED
     2210 W. Dallas, Houston, Texas ..............................      200,000
     1616 McGowen, Houston, Texas ................................       70,000
     4335 Directors Row, Houston, Texas ..........................       40,000
     5829 Beverly Hill, Houston, Texas ...........................       23,000
     14701 E. 38th Avenue, Aurora, Colorado ......................      110,000
     4710 Lipan Street, Denver, Colorado .........................       20,000
     9112 Viscount Row, Dallas, Texas ............................       25,000
     9118 Diplomacy Row, Dallas, Texas ...........................       17,000
     2926 N. 33rd Avenue, Phoenix, Arizona .......................       21,200
     1697 N.E. 53rd Avenue, Des Moines, Iowa .....................       38,000
     8111 37th Avenue, Sacramento, California ....................       21,000
     6701 Janway Road, Richmond, Virginia ........................       22,000
     Hwy 97 West, Zebulon, North Carolina ........................       24,000
                                                                     ----------
                                                                        631,200
                                                                     ==========
LEASED
     5595 Arapahoe Road, Boulder, Colorado .......................       18,000
     9109 Premier Row, Dallas, Texas .............................       25,000
     121 Interpark Boulevard, No. 801, San Antonio, Texas ........       42,000
     2926 N. 33rd Avenue, Phoenix, Arizona .......................        8,800
     2223 68th Avenue South, Kent, Washington ....................       33,000
     1185 Joshua Way, Vista, California ..........................       48,000
     2201 South Rosedale, Tulsa, Oklahoma ........................       35,000
     424 N.W. 14th Avenue, Portland, Oregon ......................       18,000
     1672 N.E. 53rd Avenue, Des Moines, Iowa .....................        9,200
     8131 37th Avenue, Sacramento, California ....................        8,300
     3090 Airport Way, Long Beach, California ....................       30,000
     8590 San Ford, Richmond, Virginia ...........................       10,000
                                                                     ----------
                                                                        285,300
                                                                     ==========

     In addition to the 631,200 square feet of owned property described above, the Company also owns a 63,000 square-foot building in Houston, Texas. The Company leases 44,000 square feet of this facility to a third party under a lease expiring in 2003. The remaining space in this facility is used by the Company for storage. Of the 110,000 square-feet owned in Aurora, Colorado, approximately 35,000 is leased to a third-party under a lease expiring in 2001. Two of the Houston facilities and one of the Denver facilities listed in the above table are encumbered by mortgages, as further discussed in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. The Company believes its facilities are suitable for their present and intended purposes and are more than adequate for the Company's current level of operations.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate. In a case styled ALEJANDRO ROBLES V. CONSOLIDATED GRAPHICS, INC. ET AL. involving a claim by the plaintiff pertaining to a sales commission contract, the State of Texas 14th Court of Appeals recently affirmed the favorable judgement of the lower court. All other litigation in which the Company is currently involved is not believed by management to be significant to the Company's financial position or results of operations. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, the Company does not believe the ultimate outcome of any of these matters will have a material adverse effect on its business or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange (symbol: CGX). Prior to January 29, 1997, the Company's common stock was listed on the Nasdaq National Market (symbol: COGI). As of May 31, 1997, there were 92 shareholders of record and, based on security position listings, the Company believes that it has in excess of 6,280 beneficial owners.

     The table below reflects the range of the high and low sales prices for the Company's common stock by quarter, after the effect of a two-for-one split on January 10, 1997.

    FISCAL 1997 -- QUARTER ENDED:       HIGH     LOW
-------------------------------------   -----    ---
June 30, 1996........................   13 3/8    8 5/16
September 30, 1996...................   12 3/4    9 1/8
December 31, 1996....................   29       11 3/8
March 31, 1997.......................   34 1/4   24 1/2

    FISCAL 1996 -- QUARTER ENDED:       HIGH     LOW
-------------------------------------   -----    ---
June 30, 1995........................    7 5/8    5 3/4
September 30, 1995...................   10 3/4    6 7/8
December 31, 1995....................   13 1/16  10 1/8
March 31, 1996.......................   13        8 1/8

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                         YEAR ENDED MARCH 31
                                       -------------------------------------------------------
                                          1997        1996       1995       1994       1993
                                       -----------  ---------  ---------  ---------  ---------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Sales................................  $   144,082  $  85,133  $  57,166  $  48,643  $  28,851
Cost of sales........................      100,197     61,237     39,821     33,916     19,347
                                       -----------  ---------  ---------  ---------  ---------
     Gross profit....................       43,885     23,896     17,345     14,727      9,504
Selling expenses.....................       14,223      8,532      5,731      4,923      3,153
General and administrative
  expenses...........................       11,330      6,873      4,313      3,469      2,312
Restructuring charge(1)..............       -           1,500      -          -          -
                                       -----------  ---------  ---------  ---------  ---------
     Operating income................       18,332      6,991      7,301      6,335      4,039
Interest expense, net................        2,305        860        427      1,018        705
                                       -----------  ---------  ---------  ---------  ---------
     Income before income taxes......       16,027      6,131      6,874      5,317      3,334
Income taxes.........................        5,927      2,146      2,392      1,806      1,232
                                       -----------  ---------  ---------  ---------  ---------
     Net income......................       10,100      3,985      4,482      3,511      2,102
Dividends on redeemable preferred
  stock..............................       -           -             45        210         35
Accretion in value of redeemable
  preferred stock and warrant........                   -          -            347      -
                                       -----------  ---------  ---------  ---------  ---------
     Net income available to common
        shareholders.................  $    10,100  $   3,985  $   4,437  $   2,954  $   2,067
                                       ===========  =========  =========  =========  =========
Fully diluted earnings per share from
  continuing operations(2)...........  $       .81  $     .36  $     .45  $     .45  $     .36
                                       ===========  =========  =========  =========  =========

                                                              MARCH 31
                                       -------------------------------------------------------
                                          1997        1996       1995       1994       1993
                                       -----------  ---------  ---------  ---------  ---------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital......................  $    22,080  $  18,855  $  13,797  $   7,918  $   5,593
Property and equipment, net..........       85,643     50,591     35,504     19,910     18,659
Total assets.........................      135,720     87,809     60,288     36,809     34,674
Long-term debt, net of current
  portion............................       39,321     20,105      8,820     13,470     13,828
Redeemable preferred stock and
  warrant............................       -           -          -          3,347      3,000
Common shareholders' equity..........  $    66,447  $  49,876  $  38,170   $  8,981   $  6,027

------------

(1) Relates to direct and incremental costs associated with the merger of two of the Company's Houston subsidiaries, the net effect of which was to reduce net income available to common shareholders by $975 after-tax and fully diluted earnings per share from continuing operations by $.09.

(2) Restated for two-for-one stock split on January 10, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Readers are cautioned that all forward-looking statements involve risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which limit the ability of the Company to maintain or improve its operating results or execute its primary growth strategy of acquiring additional companies. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

GENERAL

     The Company's sales are derived from the production and sale of customized printed materials by its operating companies. All of the Company's operating subsidiaries provide commercial printing services. In addition, one of its Houston companies also provides financial printing services. Each operating company has its own sales, estimating, customer service, prepress, production, postpress and accounting departments. The Company's headquarters, located in Houston, provides centralized cash management, financial reporting and certain administrative services to all of the subsidiaries.

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

     The Company's consolidated financial results in a given period may be affected by the timing and magnitude of acquisitions. The Company's consolidated operating income margins in the periods immediately following a significant acquisition (or series of acquisitions) may be lower than historically reported consolidated margins depending upon the timing and extent to which an acquired company is able to adapt to and implement the Company's management practices.

     The Company competes in the general commercial and financial printing sectors, which are characterized by individual orders from customers for specific printing projects rather than long-term contracts, with continued engagement for successive jobs dependent upon, among other things, the customer's satisfaction with the services provided. As such, the Company is unable to predict, for more than a few weeks in advance, the number, size and profitability of printing jobs in a given period. Consequently, the timing and size of projects received in any quarter could have a significant impact on financial results in that quarter.

RESULTS OF OPERATIONS

     The following table sets forth the Company's historical income statements and certain percentage relationships based thereon for the periods indicated:

                                                                           AS A PERCENTAGE OF SALES
                                                                        -------------------------------
                                             YEAR ENDED MARCH 31              YEAR ENDED MARCH 31
                                       -------------------------------  -------------------------------
                                         1997       1996       1995       1997       1996       1995
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                (IN MILLIONS)
Sales................................  $   144.1  $    85.1  $    57.1      100.0%     100.0%     100.0%
Cost of sales........................      100.2       61.2       39.8       69.5       71.9       69.7
                                       ---------  ---------  ---------  ---------  ---------  ---------
     Gross profit....................       43.9       23.9       17.3       30.5       28.1       30.3
Selling expenses.....................       14.2        8.5        5.7        9.9       10.0       10.0
General and administrative expenses..       11.4        6.9        4.3        7.9        8.1        7.5
Restructuring charge.................     --            1.5         --         --        1.8         --
                                       ---------  ---------  ---------  ---------  ---------  ---------
     Operating income................       18.3        7.0        7.3       12.7        8.2       12.8
Interest expense, net................        2.3        0.9        0.4        1.6        1.0         .7
                                       ---------  ---------  ---------  ---------  ---------  ---------
     Income before income taxes......       16.0        6.1        6.9       11.1        7.2       12.1
Income taxes.........................        5.9        2.1        2.4        4.1        2.5        4.2
                                       ---------  ---------  ---------  ---------  ---------  ---------
     Net income......................  $    10.1  $     4.0  $     4.5        7.0%       4.7%       7.9%
                                       =========  =========  =========  =========  =========  =========

     Acquisitions in fiscal 1997 and 1996 are the primary cause of the absolute increases in revenues and expenses since fiscal 1995. The following sets forth the Company's "1996 Acquisitions" and "1997 Acquisitions" and indicates the month when each company was acquired.

FISCAL 1996 ACQUISITIONS:
Clear Visions .......................   August 1995
Heritage Graphics ...................   September 1995
Emerald City Graphics ...............   February 1996
Precision Litho .....................   February 1996
Tulsa Litho .........................   March 1996
FISCAL 1997 ACQUISITIONS:
Bridgetown Printing..................   June 1996
Garner Printing......................   July 1996
Eagle Press .........................   July 1996
Mobility ............................   October 1996
Theo Davis Sons .....................   January 1997
Direct Color.........................   January 1997

     The 1996 Acquisitions affected 1996 results, as compared to 1995, for the portion of the year after their respective dates of acquisition and affected 1997 results, as compared to 1996, because they were under ownership for a full fiscal year. Similarly, the 1997 Acquisitions affected 1997 results, as compared to 1996, for the portion of the fiscal year after the respective dates of acquisition. All of the Company's acquisitions have been accounted for under the purchase method of accounting.

FISCAL 1997 COMPARED WITH FISCAL 1996

     Sales increased 69% to $144.1 million in 1997 from $85.1 million in 1996 primarily due to the effects of the 1996 Acquisitions and the 1997 Acquisitions (together, the "1996/97 Acquired Companies"). A net increase in sales attributable to internal growth at the Company's other operating companies, partially offset by lower web printing sales resulting from and immediately prior to the consolidation of certain Houston operations in late 1996, also contributed to the overall increase in 1997 sales.

     Gross profit increased 84% in 1997 to $43.9 million from $23.9 million in 1996, primarily due to the addition of the 1996/97 Acquired Companies. Gross profit as a percentage of sales increased to 30.5% in 1997 from 28.1% in 1996. This increase is attributable to operating efficiencies the Company is gaining through economies of scale, including its master purchasing arrangements, investment in equipment and technologies and a reduction in lower-margin web printing sales.

     Selling expenses increased 67% to $14.2 million in 1997 from $8.5 million in 1996 due to increased sales levels as discussed above. Selling expenses as a percentage of sales improved slightly to 9.9% in 1997 from 10.0% in 1996.

     General and administrative expenses increased 65% to $11.4 million in 1997 from $6.9 million in 1996, primarily due to the addition of the 1996/97 Acquired Companies and an increase in the Company's corporate staffing. In 1997, the Company increased its corporate staff in order to focus the resources necessary to quickly implement the benefits of its master purchasing arrangements and other operating efficiencies at the 1996/97 Acquired Companies. General and administrative expenses as a percentage of sales improved to 7.9% in 1997 from 8.1% for 1996 primarily because the increased sales contributed by the 1996/97 Acquired Companies and internal growth was greater than the corresponding increase in overhead necessary to sustain such increased sales levels.

     Interest expense increased to $2.3 million in 1997 from $.9 million in 1996 due to additional borrowings under the Company's revolving credit facility to finance the cash portions of the purchase price of the 1996/97 Acquired Companies, debt assumed in connection therewith, and debt incurred to finance certain capital expenditures.

     Effective income tax rates reflect an increase from 35% in 1996 to 37% in 1997 due to the Company's growth by acquisition into states with higher income tax rates than those states in which the Company previously had operations.

FISCAL 1996 COMPARED WITH FISCAL 1995

     Sales increased 49% to $85.1 million in 1996 from $57.1 million in 1995 due to the effects of the 1995 Acquisitions and the 1996 Acquisitions (together, the "1995/96 Acquired Companies"), partially offset by lower sales immediately prior to and following the merger of two of the Company's Houston based operations.

     The merger of the operations (Gulf Printing into Western Lithograph) was precipitated by the cancellation of a significant printing contract by SBC Communications, Inc. and affiliates ("SBC") in December 1994. As a result,
Gulf Printing was unable to meet management's revenue and profit margin expectations. The merger of Gulf Printing into Western Lithograph has improved profit margins through reduced administrative costs and improved utilization of printing capacity.

     Gross profit increased 38% to $23.9 million in 1996 from $17.3 million in 1995 due primarily to gross profit contributed by the 1995/96 Acquired Companies. Gross profit as a percentage of sales decreased to 28.1% in 1996 from 30.3% in 1995. The decline in gross profit percentage was attributable primarily to the marginal performance of Gulf Printing prior to the merger of its operations into Western Lithograph and the lower profit margins of the 1996 Acquisitions.

     Selling expenses increased $2.8 million to $8.5 million during 1996 from $5.7 million in 1995. The effect of the 1995/96 Acquired Companies accounted for substantially all of the increase. Selling expenses as a percentage of sales remained constant at 10.0%.

     General and administrative expenses increased 60% to $6.9 million in 1996 from $4.3 million in 1995 due primarily to the general and administrative expenses attributable to the 1995/1996 Acquired Companies and a general increase in overhead attributable to the need to manage the Company's overall growth. A higher level of general and administrative expenses carried over by the 1995/96

Acquired Companies plus the increase in general corporate overhead contributed to the increase in general and administrative expenses as a percentage of sales.

     The Company recorded a $1.5 million restructuring charge during the quarter ended December 31, 1995 to provide for the costs associated with the merger of the operations of Gulf Printing into Western Lithograph.

     Interest expense increased to $.9 million in 1996 from $.7 million in 1995 due primarily to additional debt outstanding during 1996. The increase in the Company's debt was attributable to borrowings under the Company's revolving credit facility to finance the 1996 Acquisitions, together with debt issued or assumed in connection with such acquisitions.

     Effective income tax rates increased slightly to 35.0% in 1996 from 34.8% in 1995, reflecting primarily increased state income taxes attributable to the Company's expansion into states with higher income tax rates than the state of Texas.

LIQUIDITY AND CAPITAL RESOURCES

  LIQUIDITY

     The Company's primary cash requirements are for working capital, capital expenditures and acquisitions. Working capital, excluding the initial working capital contributed by acquisitions, decreased $.5 million in 1997 and increased $4.0 million and $5.1 million for 1996 and 1995, respectively. Cash utilized for capital expenditures, which relate primarily to the purchase of new equipment at the operating companies, was $10.2 million, $6.0 million and $2.4 million in 1997, 1996 and 1995, respectively. Cash utilized by the Company to complete acquisitions during 1997, 1996 and 1995, inclusive of the retirement of a portion of the associated assumed debt, totalled $17.5 million, $10.2 million and $14.5 million, respectively. In total, the Company's cash requirements for working capital, capital expenditures and acquisitions were $27.2 million, $20.2 million and $22.0 million for 1997, 1996 and 1995, respectively.

     The Company financed its 1997 and 1996 capital requirements through internally generated funds, external financing and seller financing. Financing of the Company's 1995 capital requirements occurred through internally generated funds, external financing and proceeds from the Company's initial public offering. The Company has generated cash flow from operations (net income from continuing operations plus depreciation, amortization and deferred tax provision) since its inception. Cash flow generated from operations was $16.9 million, $9.3 million and $9.1 million in 1997, 1996 and 1995, respectively. Cash flow from operations has exceeded the Company's cash requirements for working capital and equipment capital expenditures in each of the past three fiscal years.

     In addition to cash expended on its acquisitions, the Company also issued 355,560 and 849,316 shares of its common stock in connection with certain acquisitions in 1997 and 1996, respectively, and is contingently obligated at certain times and under certain circumstances to issue for up to three years, a total of 140,000 shares of its common stock for all periods in the aggregate.

  CAPITAL RESOURCES

     On June 5, 1997, the Company entered into a $100 million revolving credit agreement (the "Credit Agreement") with a six-member banking group. This Credit Agreement, which matures on May 31, 2000, replaces the Company's $25 million revolving credit arrangement (the "Terminated Agreement"), which had been increased by amendment to $35 million in October 1996 and $50 million in March 1997. On March 31, 1997, outstanding borrowings under the Terminated Agreement were $28.7 million and were subject to an interest rate of 6.6% per annum. On June 10, 1997, all remaining loans outstanding and any accrued and unpaid interest owed pursuant to the Terminated Agreement were repaid in full from proceeds of borrowings under the Credit Agreement.

     Loans outstanding under the Credit Agreement are unsecured and accrue interest, at the Company's option, at (1) the London Interbank Offered Rate (LIBOR) plus .50% to 1.50% based upon the

Company's Debt to Pro Forma EBITDA ratio as defined, redetermined quarterly, or
(2) an alternate base rate based upon the bank's prime lending rate or Federal Funds effective rate. The Credit Agreement also provides for a commitment fee on available but unused amounts ranging from .10% to .35% per annum. On June 10, 1997, loans outstanding under the Credit Agreement were subject to interest rates ranging from 6.25% to 6.50% per annum.

     The covenants in the Credit Agreement, among other things, limit the Company's ability to (i) incur secured indebtedness or pledge assets as collateral in excess of certain levels, (ii) merge, consolidate with or acquire other companies where the total consideration paid is above certain levels,
(iii) change its primary business, (iv) pay dividends above certain levels, (v) dispose of assets outside the normal course of business in excess of 10% of the Company's total tangible assets, and (vi) make capital expenditures (exclusive of expenditures related to company acquisitions) in excess of 300% of depreciation. The Company believes that the covenants in the Credit Agreement pertaining to restrictions on acquisitions of other companies do not adversely affect its acquisition strategy and that, if necessary, the Company would likely be able to obtain appropriate waivers. The Company must also meet certain financial tests defined in the Credit Agreement, including maintaining a defined Minimum Net Worth and achieving specific ratios of Debt to Capitalization, Debt to Pro Forma EBITDA and Fixed Charge Coverage. The Company is currently in compliance with all financial tests and other covenants set forth in the Credit Agreement. In addition, as of March 31, 1997 and through the date terminated, the Company was in compliance with all financial tests and other covenants set forth in the Terminated Agreement.

     Pursuant to an agreement between the Company and Komori America Corporation (the "Komori Agreement"), the Company installed three new printing presses in the second quarter of fiscal 1997. The Komori Agreement requires that the Company take delivery of at least one additional press, resulting in a total capital commitment of approximately $10 million for the purchase of the four presses. The Komori Agreement further provides certain volume purchase incentives and financing options under which the Company may, but is not obligated to, purchase up to $50 million of printing presses over its term. The Company has exercised the financing option in connection with the purchase of the first three presses, resulting in a long-term obligation of $6.6 million at March 31, 1997. The terms of the financing provide for monthly principal and interest payments through 2006 at a fixed interest rate of 8.25%. Payment of the Company's obligations is secured by the purchased presses. The Company is subject to no significant financial covenants or restrictions in connection with these obligations. The Company expects to install the fourth press to be purchased under the Komori Agreement in the first quarter of fiscal 1998.

     The Company's remaining debt obligations generally consist of mortgages, capital leases and promissory notes, some of which contain financial covenants and restrictions. The most significant of these place certain restrictions on future borrowings and acquisitions above specified levels. The Company believes these restrictions do not adversely affect its acquisition strategy.

     In June 1994, the Company completed an initial public offering of 4,207,304 shares of common stock, restated to reflect a two-for-one stock split on January 10, 1997, for net proceeds of $21.3 million. The Company used $9.7 million of such proceeds to retire two term notes. The remaining proceeds were used to complete acquisitions made during 1995.

     Significant immediate and future cash requirements for additional acquisitions of businesses and purchases of property and equipment will be financed by new indebtedness, most likely from borrowings under the Credit Agreement.

     Subsequent to March 31, 1997, the Company completed the acquisition of Tucker Printers in Rochester, New York, and announced the signing of a non-binding letter of intent to acquire The Etheridge Company in Grand Rapids, Michigan.

     The Company expects that cash flow from operations will finance its 1998 equipment capital expenditures of approximately $10.0 million.

     There can be no assurances that the Company will be able to acquire additional companies on acceptable terms in the future. In addition, there can be no assurance that the Company will be able to establish, maintain or increase profitability of an entity once it has been acquired.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings per Share"("EPS") which supersedes Accounting Principles Board Opinion No. 15. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share in order to simplify its computation and to make the U.S. standards more comparable to international standards.

     SFAS No. 128 is effective for both interim and annual periods after December 15, 1997. The Company will adopt SFAS No. 128 in the third quarter of fiscal 1998. Upon adoption all prior period EPS data presented must be restated to conform with the new statement. Management does not expect that the adoption will have a material effect on the Company's EPS calculation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the report thereon of Arthur Andersen LLP dated June 11, 1997, including the information required by Item 302 of Regulation S-K, are set forth on pages F-1 through F-16 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information called for by "Item 10. Directors and Executive Officers of the Registrant" (except for the information regarding executive officers which is included in Part I hereof as "Item 1. Business -- Executive Officers of the Company"), "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management", and "Item 13. Certain Relationships and Related Transactions", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders (presently scheduled to be held July 30, 1997) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

(a)(3)  EXHIBITS:

            *3.1     --   Restated Articles of Incorporation of the Company
                          filed with the Secretary of State of the State of
                          Delaware on July 27, 1995 (Consolidated Graphics, Inc.
                          Form 10-Q (June 30, 1994) SEC File No. 0-24068,
                          Exhibit 4(a)).
            *3.2     --   By-Laws of the Company, dated as of May 31, 1995
                          (Consolidated Graphics, Inc. Form 10-K (March 31,
                          1995) SEC File No. 0-24068, Exhibit 3.2).
            *4.1     --   Registration Rights Agreement by and among
                          Consolidated Graphics, Inc., James R. Cook and Herbert
                          J. Blackinton dated as of February 15, 1996.
            *4.2     --   Registration Rights Agreement by and among
                          Consolidated Graphics, Inc. and Dennis Rampe dated as
                          of February 23, 1996.
            *4.3     --   Registration Rights Agreement by and among
                          Consolidated Graphics, Inc., Robert Garner, B. C.
                          (Bernie) Nevins, Gerald Ross, Thomas Kruger and John
                          W. Duro, dated as of July 3, 1996.
           *10.1     --   Amended and Restated Loan Agreement by and between
                          Consolidated Graphics, Inc. and NationsBank of Texas
                          N.A. dated as of November 7, 1994 (Consolidated
                          Graphics, Inc. Form 10-Q (September 30, 1994) SEC File
                          No. 0-24068, Exhibit 10(a)).
           *10.2     --   Revolving Promissory Note by and between Consolidated
                          Graphics, Inc. and NationsBank of Texas, N.A., dated
                          as of November 7, 1994 (Consolidated Graphics, Inc.
                          Form 10-Q (September 30, 1994) SEC File No. 0-24068,
                          Exhibit 10(b)).
           *10.3     --   Amended and Restated Loan Agreement by and between
                          Consolidated Graphics, Inc. and NationsBank of Texas,
                          N.A., dated as of August 23, 1995 (Consolidated
                          Graphics, Inc. Form 10-Q (September 30, 1995) SEC File
                          No. 0-24068, Exhibit 10(a)).
           *10.4     --   Revolving Promissory Note by and between Consolidated
                          Graphics, Inc. and NationsBank of Texas, N.A. dated as of August 23, 1995 (Consolidated Graphics, Inc. Form
                          10-Q (September 30, 1995) SEC File No. 0-24068,
                          Exhibit 10(b)).

           *10.5     --   Amended and Restated Loan Agreement by and between
                          Consolidated Graphics, Inc. and NationsBank of Texas,
                          N.A., dated as of October 21, 1996 (Consolidated
                          Graphics, Inc. Form 10-Q (September 30, 1996) SEC File
                          No. 0-24068, Exhibit 10.1).
           *10.6     --   Revolving Promissory Note by and between Consolidated
                          Graphics, Inc. and NationsBank of Texas, N.A. dated as
                          of October 21, 1996 (Consolidated Graphics, Inc. Form
                          10-Q (September 30, 1996) SEC File No. 0-24068,
                          Exhibit 10.2).
           *10.7     --   Amended and Restated Loan Agreement by and between
                          Consolidated Graphics, Inc. and NationsBank of Texas,
                          N.A. dated as of October 29, 1996 (Consolidated
                          Graphics, Inc. Form 10-Q (September 30, 1996) SEC File
                          No. 0-24068, Exhibit 10.3).
            10.8     --   Revolving Credit Agreement among Consolidated
                          Graphics, Inc. and Texas Commerce Bank National
                          Association as Agent and BankOne of Texas, N.A. as
                          Co-agent, dated as of June 5, 1997.
           *10.9     --   Assignment and Assumption Agreement by and between
                          Jarvis Acquisition Co., The Jarvis Press, Inc.,
                          Consolidated Graphics, Inc. and Phoenixcor, Inc. dated
                          as of October 14, 1994 (Consolidated Graphics, Inc.
                          Form 10-Q (September 30, 1994) SEC File No. 0-24068,
                          Exhibit 10(c)).
           *10.10    --   Asset Purchase Agreement dated as of October 14, 1994
                          by and among Jarvis Acquisition Co., as the Purchaser,
                          Consolidated Graphics, Inc., as the Parent, The Jarvis
                          Press, Inc., as the Seller and Peter B. White, Paul
                          Lasiter, Michael C. Regan and Dennis Sholl, as the
                          Interest Holders (Consolidated Graphics, Inc. Form 8-K
                          (October 14, 1994) SEC File No. 0-24068, Exhibit 1).
           *10.11    --   Stock Purchase Agreement dated as of October 21, 1994
                          by and among Consolidated Graphics, Inc., as the
                          Purchaser, and John Frederic Printing Company, as the
                          Seller and Randall C. Frederic, as an accommodating
                          party (Consolidated Graphics, Inc. Form 8-K (October
                          14, 1994) SEC File No. 0-24068, Exhibit 3).
           *10.12    --   Stock Purchase Agreement by and among Consolidated
                          Graphics, Inc. and James R. Cook and Herbert J.
                          Blackinton as the stockholders of Emerald City
                          Graphics, Inc. dated as of February 15, 1996
                          (Consolidated Graphics, Inc. Form 8-K filed February
                          29, 1996, Exhibit 1).
           *10.13    --   Stock Purchase Agreement by and among Consolidated
                          Graphics, Inc., Precision Litho, Melson Leasing LLC
                          and Dennis Rampe and Jeannine Rampe, as the equity
                          interest holders in Precision Litho and Melson Leasing
                          LLC dated as of February 23, 1996 (Consolidated
                          Graphics, Inc. Form 8-K filed February 29, 1996,
                          Exhibit 3).
           *10.14    --   Agreement and Plan of Reorganization by and among
                          Consolidated Graphics, Inc., Garner Acquisition Co.,
                          Garner Publishing Company and the stockholders of
                          Garner Publishing Company, dated as of July 3, 1996
                          (Consolidated Graphics, Inc. Form 8-K filed July 18,
                          1996).
           *10.15    --   Plan of Merger by and between Garner Publishing
                          Company and Garner Acquisition Co. dated as of July
                          3, 1996 (Consolidated Graphics, Inc. Form 8-K filed
                          July 18, 1996).
           *10.16    --   Asset Purchase Agreement by and among Consolidated
                          Graphics, Inc., Consolidated Eagle Press, Inc. and
                          John Ross dated as of July 12, 1996 (Consolidated
                          Graphics, Inc. Form 8-K filed July 24, 1996).
           *10.17    --   Purchase and Sale Contract between John D. Ross and
                          Rosemary Ross and Consolidated Properties II, Inc. as
                          of July 12, 1996 (Consolidated Graphics, Inc. Form 8-K
                          filed July 24, 1996).
           *10.18    --   1994 Consolidated Graphics, Inc. Long-Term Incentive
                          Plan (Consolidated Graphics, Inc. Registration
                          Statement on Form S-1 (Reg. No. 33-77468), Exhibit
                          10.14).

           *10.19    --   Form of Indemnification Agreement together with a
                          schedule identifying the directors and officers
                          parties to such agreement (Consolidated Graphics, Inc.
                          Registration Statement on Form S-1 (Reg. No.
                          33-77468), Exhibit 10.15).
            21       --   List of Subsidiaries.
            23       --   Consent of Arthur Andersen LLP.
            24       --   Powers of Attorney.

------------
*    Incorporated by reference.

(b)  REPORTS ON FORM 8-K:

     (1) Form 8-K filed January 8, 1997 in connection with the press release issued on January 8, 1997 regarding the Company's filing of an application to list its common stock on the New York Stock Exchange.

     (2) Form 8-K, filed January 16, 1997 in connection with the press release issued on January 14, 1997 regarding the completion of the acquisitions of Direct Color and Theo Davis Sons.

     (3) Form 8-K, filed January 29, 1997 in connection with the press release issued on January 29, 1997 regarding the announcement of the Company's third quarter results.

     (4) Form 8-K, filed February 13, 1997 in connection with the press release issued on February 13, 1997 regarding the letter of intent to acquire Tucker Printers of Rochester, New York.

     (5) Form 8-K, filed February 26, 1997 in connection with the press release issued on February 26, 1997 regarding the letter of intent to acquire Litho Industries of Raleigh-Durham, North Carolina.

     (6) Form 8-K, filed April 4, 1997 in connection with the press release issued on April 3, 1997 regarding the completion of the acquisition of Tucker Printers.

     (7) Form 8-K, filed April 30, 1997 in connection with the press release issued on April 30, 1997 regarding the announcement of the Company's fourth quarter results and the termination of the letter of intent to acquire Litho Industries.

     (8) Form 8-K, filed May 7, 1997 in connection with the press release issued on May 7, 1997 regarding the letter of intent to acquire The Etheridge Company of Grand Rapids, Michigan.

     (9) Form 8-K, filed June 11, 1997 in connection with the press release issued on June 10, 1997 regarding the Company's new $100 million revolving credit agreement with a six-member banking group.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF OF THE UNDERSIGNED, THEREUNDER DULY AUTHORIZED, IN THE CITY OF HOUSTON, STATE OF TEXAS ON THE 30TH DAY OF JUNE, 1997.

                                          CONSOLIDATED GRAPHICS, INC.

                                          By: /s/: JOE R. DAVIS
                                                   JOE R. DAVIS
                                          PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                        AND
                                          CHAIRMAN OF THE BOARD OF DIRECTORS

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURE                          TITLE                       DATE
---------------------------   ---------------------------------    -------------

     /s/:JOE R. DAVIS            President, Chief Executive
       JOE R. DAVIS                 Officer and Director           June 30, 1997
                                (Principal Executive Officer)

/s/:G. CHRISTOPHER COLVILLE     Vice President -- Mergers and
  G. CHRISTOPHER COLVILLE     Acquisitions; Chief Financial and    June 30, 1997
                                     Accounting Officer

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

      GARY L. FORBES*                     Director
      GARY L. FORBES

       W.D. HAWKINS*                      Director
       W. D. HAWKINS

     JAMES H. LIMMER*                     Director
      JAMES H. LIMMER

     THOMAS E. SMITH*                     Director
      THOMAS E. SMITH

       HUGH N. WEST*                      Director
       HUGH N. WEST

   * By:/s/:JOE R. DAVIS
       JOE R. DAVIS                                                June 30, 1997
     Attorney-in-Fact

                             FINANCIAL SUPPLEMENT TO
          ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1997

                           CONSOLIDATED GRAPHICS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Public Accountants .................................  F-2

Consolidated Balance Sheets at March 31, 1997 and 1996 ...................  F-3

Consolidated Income Statements for the Years Ended March 31, 1997,
  1996 and 1995 ..........................................................  F-4

Consolidated Statements of Shareholders' Equity for the Years
  Ended March 31, 1997, 1996 and 1995 ....................................  F-5

Consolidated Statements of Cash Flows for the Years Ended March 31, 1997,
  1996 and 1995 ..........................................................  F-6

Notes to Consolidated Financial Statements ...............................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Consolidated Graphics, Inc.:

We have audited the accompanying consolidated balance sheets of Consolidated Graphics, Inc. (a Texas corporation) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Graphics, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
June 11, 1997

                          CONSOLIDATED GRAPHICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              MARCH 31
                                                     ---------------------------
                                                         1997           1996
                                                     ------------   ------------
               ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ...................   $      3,636   $      3,086
     Accounts receivable, net ....................         29,347         19,317
     Inventories .................................          8,679          8,023
     Prepaid expenses ............................          1,434          1,077
                                                     ------------   ------------
           Total current assets ..................         43,096         31,503
PROPERTY AND EQUIPMENT, net ......................         85,643         50,591
GOODWILL, net ....................................          6,085          5,015
OTHER ASSETS .....................................            896            700
                                                     ------------   ------------
                                                     $    135,720   $     87,809
                                                     ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt ...........   $      2,623   $      1,221
     Accounts payable ............................          8,399          5,719
     Accrued liabilities .........................          9,927          5,648
     Income taxes payable ........................             67             60
                                                     ------------   ------------
           Total current liabilities .............         21,016         12,648
LONG-TERM DEBT, net of current
  portion ........................................         39,321         20,105
DEFERRED INCOME TAXES ............................          8,936          5,180
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value; 20,000,000
       shares authorized; 12,450,430 and
       11,854,720 issued and outstanding .........            124            118
     Additional paid-in capital ..................         39,168         32,703
     Retained earnings ...........................         27,155         17,055
                                                     ------------   ------------
           Total shareholders' equity ............         66,447         49,876
                                                     ------------   ------------
                                                     $    135,720   $     87,809
                                                     ============   ============

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 YEAR ENDED MARCH 31
                                     ------------------------------------------
                                         1997           1996           1995
                                     ------------   ------------   ------------

SALES .............................  $    144,082   $     85,133   $     57,166

COST OF SALES .....................       100,197         61,237         39,821
                                     ------------   ------------   ------------

     Gross profit .................        43,885         23,896         17,345

SELLING EXPENSES ..................        14,223          8,532          5,731

GENERAL AND ADMINISTRATIVE EXPENSES        11,330          6,873          4,313

RESTRUCTURING CHARGE ..............          --            1,500           --
                                     ------------   ------------   ------------

     Operating income .............        18,332          6,991          7,301

INTEREST EXPENSE ..................         2,330            876            680

INTEREST INCOME ...................           (25)           (16)          (253)
                                     ------------   ------------   ------------

     Income before income taxes ...        16,027          6,131          6,874

INCOME TAXES ......................         5,927          2,146          2,392
                                     ------------   ------------   ------------

NET INCOME ........................        10,100          3,985          4,482

DIVIDENDS ON REDEEMABLE
  PREFERRED STOCK .................          --             --               45
                                     ------------   ------------   ------------
NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS .............  $     10,100   $      3,985   $      4,437
                                     ============   ============   ============
PRIMARY EARNINGS PER SHARE
  OF COMMON STOCK .................  $        .81   $        .36   $        .46
                                     ============   ============   ============
FULLY DILUTED EARNINGS PER
  SHARE OF COMMON STOCK ...........  $        .81   $        .36   $        .45
                                     ============   ============   ============

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                           COMMON STOCK       ADDITIONAL
                                        ------------------     PAID-IN      RETAINED
                                        SHARES     AMOUNT      CAPITAL      EARNINGS      TOTAL
                                        -------    -------    ----------    ---------   ---------
BALANCE, March 31, 1994..............     5,597     $  56      $    292      $  8,633   $   8,981
     Dividends on redeemable
        preferred
        stock........................                -            -               (45)        (45)
     Conversion of preferred stock...     1,119        11         3,336         -           3,347
     Common stock offering, net......     4,207        42        21,305         -          21,347
     Exercise of stock options.......        10      -               58         -              58
     Net income......................      -         -            -             4,482       4,482
                                        -------    -------    ----------    ---------   ---------
BALANCE, March 31, 1995..............    10,933       109        24,991        13,070      38,170
     Common stock
        issuance -- acquisition......       849         8         7,211         -           7,219
     Exercise of stock options.......        72         1           501         -             502
     Net income......................      -         -            -             3,985       3,985
                                        -------    -------    ----------    ---------   ---------
BALANCE, March 31, 1996..............    11,854       118        32,703        17,055      49,876
     Common stock
        issuance -- acquisition             356         4         4,130         -           4,134
     Exercise of stock options.......       240         2         2,335         -           2,337
     Net income......................      -         -            -            10,100      10,100
                                        -------    -------    ----------    ---------   ---------
BALANCE, March 31, 1997..............    12,450     $ 124      $ 39,168      $ 27,155   $  66,447
                                        =======    =======    ==========    =========   =========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                YEAR ENDED MARCH 31
                                       -------------------------------------
                                          1997         1996         1995
                                       -----------  -----------  -----------
OPERATING ACTIVITIES:
Net income...........................  $    10,100  $     3,985  $     4,482
Adjustments to reconcile net income
  to net cash provided by operating
  activities --
     Depreciation and amortization...        5,814        3,782        4,089
     Deferred tax provision..........        1,029        1,555          499
     Noncash portion of restructuring
        charge.......................       -             1,123       -
     Changes in assets and
        liabilities, net of effects
        of acquisitions --
           Accounts receivable.......       (2,307)        (124)         965
           Inventories...............          822         (469)      (3,341)
           Prepaid expenses..........         (237)        (655)         (76)
           Other assets..............         (173)          85           22
           Accounts payable and
             accrued liabilities.....          113       (2,136)      (3,354)
           Income taxes payable......        1,290         (713)         661
                                       -----------  -----------  -----------
                Net cash provided by
                   operating
                   activities........       16,451        6,433        3,947
                                       -----------  -----------  -----------
INVESTING ACTIVITIES:
Acquisitions of businesses, net of
  cash acquired......................      (17,468)     (10,181)     (14,492)
Purchases of property and
  equipment..........................      (10,196)      (6,014)      (2,423)
Proceeds from disposition of
  assets.............................          741          536           38
Payments from significant
  shareholder........................       -            -               534
                                       -----------  -----------  -----------
                Net cash used in
                   investing
                   activities........      (26,923)     (15,659)     (16,343)
                                       -----------  -----------  -----------
FINANCING ACTIVITIES:
Proceeds from revolving credit
  agreement..........................       73,707       34,420       11,050
Payments on revolving credit
  agreement..........................      (61,307)     (23,120)      (7,050)
Payments on long-term debt...........       (2,740)      (1,197)     (13,359)
Proceeds from common stock offering,
  net................................       -            -            21,347
Proceeds from exercise of stock
  options and other..................        1,362          502           13
                                       -----------  -----------  -----------
                Net cash provided by
                   financing
                   activities........       11,022       10,605       12,001
                                       -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................          550        1,379         (395)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR..................        3,086        1,707        2,102
                                       -----------  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR...............................  $     3,636  $     3,086  $     1,707
                                       ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  BUSINESS:

     Consolidated Graphics, Inc. (the "Company") is a consolidator in the highly fragmented commercial printing industry. At March 31, 1997, the Company operated 18 printing companies in 14 markets. Each acquired operation provides general commercial printing services relating to the production of such documents as annual reports, training manuals, product and capability brochures, catalogs, direct mail pieces and other promotional material, all of which tend to be recurring in nature. One of its Houston printing companies also provides financial printing services, including the printing of registration statements, information statements and quarterly and annual reports filed with the Securities and Exchange Commission, as well as official statements for municipal securities.

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

     Revenue Recognition and Accounts Receivable -- The Company recognizes revenue upon delivery of each job. Losses, if any, on jobs are recognized at the earliest date such amount is determinable. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 10% of the Company's revenues during the years ended March 31, 1997, 1996 and 1995. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of trade accounts receivable. Accounts receivable in the accompanying consolidated balance sheets are reflected net of allowance for doubtful accounts of $1,241 and $926 at March 31, 1997 and 1996, respectively. Accounts receivable are generally not collateralized.

     Inventories -- Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. The carrying values of inventories are set forth below:

                                                MARCH 31
                                          --------------------
                                            1997       1996
                                          ---------  ---------
Raw materials...........................  $   2,735  $   4,455
Work in progress........................      4,533      2,954
Finished goods..........................      1,411        614
                                          ---------  ---------
                                          $   8,679  $   8,023
                                          =========  =========

     Goodwill -- Goodwill is amortized by the straight line method over the estimated benefit period but, in any event, not in excess of 40 years. Accumulated amortization of goodwill totalled $154 and $20 at March 31, 1997 and 1996, respectively.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Supplemental Cash Flow Information -- The consolidated statements of cash flows provide information about changes in cash and exclude the effect of noncash transactions. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Interest paid during the years ended March 31, 1997, 1996 and 1995 was $2,299, $876 and $679,
respectively. Income tax payments, net of refunds during the years ended March 31, 1997, 1996 and 1995 were $3,287, $1,700 and $1,232, respectively.
Significant noncash transactions during fiscal 1997 include debt of $6,835 incurred by the Company to finance the purchase of three printing presses, the assumption of debt of $2,616 and $7 in connection with the acquisition of Garner Printing ("Garner") and Bridgetown Printing ("Bridgetown"), respectively, and the issuance of a note for $1,500 in connection with the acquisition of Direct Color. The Company also issued common stock valued at $4,134 as consideration related to its acquisition of Garner. During fiscal 1996, the Company issued notes or assumed debt of $1,143 and issued common stock of the Company valued at $7,219 in connection with its acquisitions of Precision Litho ("Precision") and Emerald City Graphics ("Emerald"), respectively.

     Acquisitions -- All acquisitions have been accounted for as purchases. Operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The allocation of purchase price to the assets and liabilities acquired is based on estimates of fair market value. The allocation of purchase price in connection with certain of the acquisitions in fiscal 1997 may be revised when additional information concerning asset and liability valuations is obtained.

     Recent Accounting Pronouncements -- Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset is compared to the asset's carrying amount to determine if a write-down to market value is necessary. Adoption of this standard did not have a material effect on the financial position or results of operation of the Company.

     In 1996, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share,"("EPS") which supersedes Accounting Principles Board Opinion No. 15. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share in order to simplify its computation and to make the U.S. standards more comparable to international standards.

     SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt SFAS No. 128 in the third quarter of fiscal 1998. Upon adoption all prior period EPS data presented must be restated to conform with the new statement. Management does not expect that the adoption will have a material effect on the Company's EPS calculation.

  OTHER INFORMATION

     Accrued Liabilities -- The significant components of accrued liabilities were $3,319 of accrued wages and related expenses, $1,266 of other accrued taxes and $5,342 of other accruals as of March 31, 1997. As of March 31, 1996, the significant components of accrued liabilities were $1,702 of accrued wages and related expenses, $1,027 of other accrued taxes and $2,919 of other accruals.

     Stock Split -- On December 18, 1996, the Company declared a stock dividend to effect a two-for-one split of the Company's common stock for shareholders of record on December 31, 1996, payable

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

on January 10, 1997. The accompanying financial statements have been adjusted to reflect the split for all periods presented.

     Earnings Per Share -- Primary earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares and common share equivalents outstanding. For the year ended March 31, 1997, the weighted average shares outstanding were 12,410,994, which includes 245,009 common stock equivalents representing the dilutive effect of outstanding stock options. For the years ended March 31, 1996 and 1995, the effect of common stock equivalents was not significant and the weighted average shares outstanding were 11,068,360 and 9,720,742, respectively.

     On a fully diluted basis, both net income available to common shareholders and shares outstanding for the year ended March 31, 1995, are adjusted to assume the conversion of the redeemable preferred stock and warrant (see Note 8) from the date of issue, resulting in 9,969,134 shares outstanding for such period.

     Related Party Transactions -- Prior to 1994, the Company advanced a significant shareholder amounts which were repaid in full by such shareholder in 1995. During 1996, in connection with the purchase of a printing company, the Company entered into a real estate lease agreement and purchase option with that company's former owner and current president under terms the Company believes are comparable to market rates.

     Restructuring Charge -- In December 1995 the Company merged the operations of two of its Houston subsidiaries. The Company recorded a restructuring charge of $1,500 ($975 after-tax), which included $377 of direct and incremental costs associated with the merger and certain pre-existing contractual obligations, with the remainder recorded as an impairment of inventory.

     Credit Risk and Fair Value of Financial Instruments -- Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade receivables. It is the Company's practice to place its cash and cash equivalents in high-quality financial institutions. SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," require the disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The Company's long-term debt is composed primarily of a floating rate revolving credit agreement; accordingly, the Company believes the fair value of its liabilities is the same as the notional value in all material respects.

     Certain reclassifications have been made to fiscal 1996 and 1995 amounts to conform to the current year presentation.

3.  ACQUISITIONS

     The Company completed the following acquisitions in fiscal 1997:

     In June 1996, the Company acquired for $2,400 substantially all of the assets and assumed the liabilities of Bridgetown in Portland, Oregon. The Company immediately thereafter paid $1,519 to retire substantially all of the outstanding debt of Bridgetown.

     In July 1996, the Company acquired in a merger transaction all of the issued and outstanding capital stock of Garner in Des Moines, Iowa. The Company issued 355,560 shares of its common stock valued at $11.625 per share to the Garner shareholders as consideration in the acquisition.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     In July 1996, the Company acquired for $2,778 substantially all of the assets and assumed the liabilities of Eagle Press ("Eagle") in Sacramento, California. The Company immediately thereafter paid $1,202 to retire all of the outstanding debt of Eagle.

     In October 1996, the Company acquired for $1,076 substantially all of the assets and assumed the liabilities of Mobility in Richmond, Virginia. The Company immediately thereafter paid $2,118 to retire all of the outstanding debt of Mobility.

     In January 1997, the Company acquired all of the issued and outstanding capital stock of Theo Davis Sons in Raleigh-Durham, North Carolina and Direct Color in Long Beach, California. The Company paid cash of $300 to the Theo Davis Sons' shareholders and, immediately following the acquisition, retired Theo Davis Sons' outstanding debt for $960. The Company paid cash of $1,950 to the shareholder of Direct Color and, immediately following the acquisition, retired Direct Color's outstanding debt for $1,500. The Company also issued a note for $1,500 in connection with the transaction.

     In May 1996, Tulsa Litho, an indirect wholly-owned subsidiary of the Company, entered into voluntary reorganization proceedings. At that time, the Company's investment in, and obligations with respect to, Tulsa Litho were nominal and Tulsa Litho's operations were not material to the Company's operations as a whole. In November 1996, a plan of reorganization was approved pursuant to which the Company paid $2,653 to purchase the secured obligations of Tulsa Litho from its lenders and paid $50 to discharge Tulsa Litho's pre-petition liabilities.

     During fiscal 1996, the Company acquired Clear Visions, Heritage Graphics, Emerald, Precision and Tulsa Litho for a combined total of $11,157 in cash. Additionally, the Company issued 849,316 shares of its common stock valued at $8.50 per share to the selling shareholders of Emerald as consideration in the acquisition.

     The following table sets forth pro forma information assuming that for the year ended March 31, 1997, the acquisitions in fiscal 1997 were completed on April 1, 1996, and for the year ended March 31, 1996, each of the acquisitions in fiscal 1996 and 1997, occurred on April 1, 1995. Certain acquisitions involve contingent consideration which is not included in the pro forma information provided below. However, management believes that if all agreed-upon contingent consideration was paid in full, it would not materially affect the pro forma financial results.

                                                         YEAR ENDED MARCH 31
                                                    ----------------------------
                                                        1997            1996
                                                    ------------    ------------
Sales ..........................................    $    170,200    $    168,300
Net income available to common shareholders ....          11,300          10,400
Earnings per share of common stock .............    $        .91    $        .85

     The preceding pro forma financial information does not purport to be indicative of the Company's financial position or results of operations that would have occurred had the transactions been completed at the beginning of the periods presented, nor do such statements purport to indicate the Company's results of operations at any future date or for any future period.

     Subsequent to March 31, 1997, the Company completed the acquisition of Tucker Printers in Rochester, New York and announced the signing of a nonbinding letter of intent to acquire The Etheridge Company in Grand Rapids, Michigan.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4.  PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost. The cost of major renewals and betterments is capitalized; repairs and maintenance costs are expensed when incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being reflected in income. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets.

     The following is a summary of the Company's property and equipment and their estimated useful lives as of:

                                             MARCH 31
                                       --------------------      ESTIMATED
             DESCRIPTION                 1997       1996       LIFE IN YEARS
-------------------------------------  ---------  ---------    -------------
Land.................................  $   4,213  $   3,683        -
Buildings and leasehold
  improvements.......................     15,485     11,021        15-40
Printing presses and equipment.......     76,146     43,140         7-20
Computer equipment and software......      4,077      2,415          2-5
Furniture, fixtures and other........      3,163      2,091          5-7
                                       ---------  ---------
                                         103,084     62,350
Less accumulated depreciation and
  amortization.......................    (17,441)   (11,759)
                                       ---------  ---------
                                       $  85,643  $  50,591
                                       =========  =========

5.  LONG-TERM DEBT:

     The following is a summary of the Company's long-term debt instruments as of:

                                                             MARCH 31
                                                  -----------------------------
                                                      1997             1996
                                                  ------------     ------------
Revolving credit agreement ...................    $     28,700     $     16,300
Equipment notes ..............................           9,060            1,629
Real estate notes ............................           1,976            2,203
Acquisition notes ............................           2,188            1,143
Other ........................................              20               51
                                                  ------------     ------------
                                                        41,944           21,326
                   Less current portion ......          (2,623)          (1,221)
                                                  ------------     ------------
                                                  $     39,321     $     20,105
                                                  ============     ============

     On August 23, 1995, the Company entered into a $25 million revolving credit agreement (the "Terminated Agreement") with a bank which replaced an existing agreement which was due to expire in November 1996. In October 1996 and March 1997, the Company amended the Terminated Agreement, increasing its loan availability to $35 million and $50 million, respectively. Loans outstanding under the Terminated Agreement accrued interest at the London Interbank Offered Rate plus .625% to 1.75% based on the Company's Funded Debt to EBITDA ratio as defined in the Terminated Agreement, redetermined quarterly. Loans outstanding under the Terminated Agreement at March 31, 1997, accrued interest at an effective rate of 6.6% per annum.

     On June 5, 1997, the Company entered into a new $100 million revolving credit agreement (the "Credit Agreement") with a six-member banking group.
This Credit Agreement, which matures on May 31, 2000, replaces the Company's $50 million Terminated Agreement. On June 10, 1997, all

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

remaining loans outstanding and any accrued and unpaid interest owed pursuant to the Terminated Agreement were repaid in full from proceeds of borrowings under the Credit Agreement. As of March 31, 1997, and through the date terminated, the Company was in compliance with all financial tests and other covenants set forth in the Terminated Agreement.

     Loans outstanding under the Credit Agreement are unsecured and accrue interest, at the Company's option, at (1) the London Interbank Offered Rate (LIBOR) plus .50% to 1.50% based upon the Company's Debt to Pro Forma EBITDA ratio as defined, redetermined quarterly, or (2) an alternate base rate based upon the bank's prime lending rate or Federal Funds effective rate. The Credit Agreement also provides for a commmitment fee on available but unused amounts ranging from .10% to .35% per annum. On June 10, 1997, loans outstanding under the Credit Agreement were subject to interest rates of 6.25% to 6.50% per annum.

     The covenants in the Credit Agreement, among other things, limit the Company's ability to (i) incur secured indebtedness or pledge assets as collateral in excess of certain levels, (ii) merge, consolidate with or acquire other companies where the total consideration paid is above certain levels,
(iii) change its primary business, (iv) pay dividends above certain levels, (v) dispose of assets outside the normal course of business in excess of 10% of the Company's total tangible assets, and (vi) make capital expenditures (exclusive of expenditures related to company acquisitions) in excess of 300% of depreciation. The Company must also meet certain financial tests defined in the Credit Agreement, including maintaining a defined Minimum Net Worth and achieving specific ratios of Debt to Capitalization, Debt to Pro Forma EBITDA and Fixed Charge Coverage.

     The equipment notes consist of (i) term loans payable to certain financial institutions, bearing interest at 8.5% to 9.4% and maturing at various times during fiscal 1999 to fiscal 2003, and (ii) term loans payable to Komori America Corporation pertaining to the purchase of three printing presses during fiscal 1996, each of which provide for fixed monthly principal and interest payments through 2006 at a fixed rate of 8.25%.

     The real estate notes consist of two mortgages payable to an insurance company and a term note payable to an individual. The mortgage notes bear interest at 2.55% over the 30-day commercial paper rate (8.08% at March 31, 1997) and mature in fiscal 2002 and fiscal 2003, respectively. The term note bears interest at prime (8.25% at March 31, 1997) and matures in fiscal 2009.

     The acquisition notes were issued in connection with the acquisition of Precision in February 1996 and Direct Color in January 1997. Each note bears interest at 6% and requires monthly principal and interest payments. The Precision notes mature in fiscal 1999 and the Direct Color note matures in fiscal 2002.

     The principal payment requirements by fiscal year under the Company's debt agreements are $2,623 in 1998, $30,880 in 1999, $1,330 in 2000, $1,397 in 2001,
$1,321 in 2002 and $4,393 thereafter.

     In addition to the covenants under the Credit Agreement, the Company's other debt agreements contain certain covenants, the most significant of which places certain restrictions on future borrowings and acquisitions above specified levels. The Company is also required to maintain certain financial ratios, minimum equity balances and key man life insurance on the majority shareholder.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6.  INCOME TAXES:

     Provision for income taxes is composed of the following:

                                             YEAR ENDED MARCH 31
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Current..............................  $   4,898  $     591  $   1,893
Deferred.............................      1,029      1,555        499
                                       ---------  ---------  ---------
                                       $   5,927  $   2,146  $   2,392
                                       =========  =========  =========

     A reconciliation of the statutory federal income tax rate to the effective tax rate follows:

                                             YEAR ENDED MARCH 31
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Federal income tax, statutory rate...       34.0%      34.0%      34.0%
State and other......................        3.0        1.0         .8
                                       ---------  ---------  ---------
Income tax, effective rate...........       37.0%      35.0%      34.8%
                                       =========  =========  =========

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred income tax liability are as follows:

                                                  MARCH 31
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Property and equipment...............  $  10,566  $   6,421  $   3,402
Other................................     (1,630)    (1,241)      (567)
                                       ---------  ---------  ---------
Net deferred income tax liability....  $   8,936  $   5,180  $   2,835
                                       =========  =========  =========

7.  COMMITMENTS AND CONTINGENCIES:

     Operating lease commitments for facilities and equipment require fiscal year minimum annual payments of $1,081 for 1998, $623 for 1999, $587 for 2000, $544 for 2001, $303 for 2002 and $930 thereafter. Total rent expense was $1,128, $414 and $222 for the years ended March 31, 1997, 1996 and 1995, respectively.

     On March 22, 1994, the Company indemnified and released SBC Communications, Inc. ("SBC") from, among other matters, all obligations other than certain employment matters and a printing services contract under the purchase and sale agreement with respect to the Company's acquisition of a commercial printing operation from SBC in February 1993. To ensure payment of the Company's performance under this arrangement, the Company has established a $3,500 letter of credit for the benefit of SBC, which will be maintained until September 1997, or until the expiration of the applicable federal law regarding limitations of actions, whichever is longer.

     The Company is contingently obligated at certain times and under certain circumstances to issue, for all periods in the aggregate, up to a total of 140,000 shares of its common stock pursuant to its acquisitions of Emerald and Precision. The Company is obligated to pay $250 to the former owners of Bridgetown, payable over five years in equal installments on each anniversary of the acquisition closing date. The Company is also contingently obligated at certain times and under certain conditions to pay up to $2,400 under various earn-out agreements pursuant to the acquisitions of Garner and Eagle.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel, that the outcome of these legal actions will not have a material adverse effect upon the consolidated financial position and results of operations of the Company.

8.  CAPITAL STOCK AND STOCK OPTIONS:

INITIAL PUBLIC OFFERING

     In June 1994 the Company completed an initial public offering of 3,840,000 shares of common stock for proceeds of $19,600, net of expenses, and upon the exercise of the underwriters' overallotment option in July 1994, issued an additional 367,304 shares of common stock for proceeds of $1,700, net of expenses (collectively, the Offering). The Company used $9,700 of such proceeds to retire two term notes and used the remaining $11,600 for general corporate purposes, including working capital and acquisitions in the printing industry.

INCENTIVE PLAN

     In March 1994 the Company approved the adoption of the Consolidated Graphics, Inc. Long-Term Incentive Plan (the "Plan"), under which employees of the Company and its subsidiaries and certain nonemployee members of the Board of Directors have been or may be granted rights to purchase shares of common stock of the Company at a price not less than the market price of the stock at the date of grant. Options granted pursuant to the Plan may either be incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Options granted under the Plan vest over a period of time based on the nature of the grants and as defined in the individual grant agreements. The vesting period for options granted under the Plan is generally five years, except for certain options granted to employees in connection with the Offering, which are all currently exercisable and expire on June 9, 2004. In August 1996 the shareholders of the Company approved the reservation of an additional 1,200,000 shares of common stock of the Company for issuance pursuant to the Plan. At March 31, 1997, a total of 1,612,950 shares were reserved for issuance, of which 818,600 shares were reserved for options which had not been granted.

     The Company accounts for the Plan under the provisions and related interpretations of APB No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense or liability is recognized for such options in the accompanying financial statements.

     The following table sets forth the option transactions for the Plan:

                                                             FOR THE YEARS ENDED MARCH 31
                                       -------------------------------------------------------------------------
                                                1997                      1996                     1995
                                       -----------------------   -----------------------   ---------------------
                                                     WEIGHTED                  WEIGHTED                WEIGHTED
                                                      AVERAGE                   AVERAGE                 AVERAGE
                                                     EXERCISE                  EXERCISE                EXERCISE
                                         SHARES        PRICE       SHARES        PRICE      SHARES       PRICE
                                       -----------   ---------   -----------   ---------   ---------   ---------
Outstanding at April 1...............      571,800    $   6.05       410,000     $5.71        --         $ --
     Granted.........................      502,000       12.29       269,500      6.62       434,400      5.71
     Exercised.......................     (239,750)       5.98       (72,300)     5.69       (10,000)     5.75
     Forfeited.......................      (39,700)       8.04       (35,400)     7.31       (14,400)     5.63
                                       -----------               -----------               ---------
Outstanding at March 31..............      794,350        9.91       571,800      6.05       410,000      5.71
                                       ===========               ===========               =========
Shares exercisable at March 31.......      233,865    $   8.52       322,944     $5.83       218,352     $5.75
                                       ===========               ===========               =========

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Had the Company used the fair value-based method of accounting prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") for the Plan beginning on April 1, 1995, and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net income and earnings per share of Common Stock would have been reduced to the following pro forma amounts:

                                               1997                  1996
                                        ------------------    ------------------
                                           AS        PRO         AS        PRO
                                        REPORTED    FORMA     REPORTED    FORMA
                                        --------    ------    --------    ------
Net income...........................   $ 10,100    $9,431     $ 3,985    $3,559
Earnings per share...................   $    .81    $  .77     $   .36    $  .32

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not require disclosure for periods prior to fiscal 1996. Additional awards in future years are anticipated.

     The weighted-average grant date fair value of options granted during 1997 and 1996 was $7.40 and $4.46, respectively. The weighted-average grant date fair value of options was determined by using the fair value of each option grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

                                         1997       1996
                                       ---------  ---------
Dividend yield.......................          0%         0%
Expected volatility..................       64.5%      77.7%
Risk-free interest rate..............        6.3%       6.6%
Expected life........................        5.0 yrs    5.4 yrs.

     The Black-Scholes model used by the Company to calculate option values, as well as other currently accepted option valuation models, were developed to estimate the fair value of freely tradeable, fully transferable options without vesting and/or trading restrictions, which significantly differ from the provisions associated with the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management does not believe this model provides a reliable single measure of the fair value of the Company's stock option awards.

REDEEMABLE PREFERRED STOCK

     The Company is authorized by its Articles of Incorporation to issue up to 5,000,000 shares of $1.00 par value preferred stock. On January 29, 1993, the Company sold 3,000,000 shares of Series A $1.00 par value preferred stock with a liquidation preference of $3,000 and also sold, for a nominal amount, a warrant to purchase shares of common stock from January 1999 through January 2003. The Series A preferred stock was converted into 1,119,300 shares of common stock and the warrant was cancelled immediately prior to the initial closing of the Offering and substantially all obligations, other than certain registration rights with respect to securities of the Company, were eliminated. Following the conversion of the Series A preferred stock into common stock, the Company eliminated the Series A preferred stock from its Articles of Incorporation. Accordingly, the Company currently has authorized and available for issuance 5,000,000 shares of $1.00 par value preferred stock.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.  UNAUDITED QUARTERLY FINANCIAL DATA:

     The following table contains selected quarterly financial data from the consolidated income statements for each quarter of fiscal 1997 and 1996. The Company believes this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                       4TH        3RD        2ND        1ST
                                     QUARTER    QUARTER    QUARTER    QUARTER
                                    ---------  ---------  ---------  ---------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1997:
Sales.............................  $  43,187  $  38,186  $  34,451  $  28,258
Gross profit......................     13,411     11,795     10,587      8,092
Net income........................      3,203      2,792      2,432      1,673
Earnings per common share.........  $     .25  $     .22  $     .20  $     .14
FISCAL 1996:
Sales.............................  $  24,092  $  22,255  $  19,308  $  19,478
Gross profit......................      6,651      6,138      5,619      5,488
Net income........................      1,180        294      1,352      1,159
Earnings per common share.........  $     .10  $     .03  $     .12  $     .11

     Earnings per share are computed independently for each of the quarters presented. Therefore the sum of the quarterly earnings per share may not equal the annual earnings per share.