Form 10-Q
period 1997-06-30
CONSOLIDATED GRAPHICS INC /TX/
filed 1997-08-11
CIK 921500

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

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

     The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at 31, 1997 was 12,494,564.
================================================================================

                           CONSOLIDATED GRAPHICS, INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                      INDEX

                                                                          PAGE
                                                                       ---------

Part I -- Financial Information

     Item 1 -- Financial Statements

          Consolidated Balance Sheets at June 30,
            1997 and March 31, 1997.................................          1

          Consolidated Income Statements for the
            Three Months Ended June 30, 1997 and 1996...............          2

          Consolidated Statements of Cash Flows for the
            Three Months Ended June 30, 1997 and 1996...............          3

          Notes to Consolidated Financial Statements................          4

     Item 2 -- Management's Discussion and Analysis of
                 Financial Condition and Results of Operations......          6

Part II -- Other Information

     Item 1 -- Legal Proceedings....................................         10

     Item 2 -- Changes in Securities................................         10

     Item 6 -- Exhibits and Reports on Form 8-K.....................         10

Signatures..........................................................         11

                                      (i)

                           CONSOLIDATED GRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                          JUNE 30,       MARCH 31,
                                            1997            1997
                                        ------------     ----------
                                        (UNAUDITED)      (AUDITED)
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......     $  3,516        $  3,636
     Accounts receivable, net........       34,031          29,347
     Inventories.....................        7,576           8,679
     Prepaid expenses................        1,239           1,434
                                        ------------     ----------
          Total current assets.......       46,362          43,096

PROPERTY AND EQUIPMENT, net..........       92,566          85,643

GOODWILL, net........................        7,315           6,085

OTHER ASSETS.........................        1,239             896
                                        ------------     ----------
                                          $147,482        $135,720
                                        ============     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term
      debt...........................     $  2,530        $  2,623
     Accounts payable................       11,557           8,399
     Accrued liabilities.............       10,138           9,927
     Income taxes payable............        1,916              67
                                        ------------     ----------
          Total current
             liabilities.............       26,141          21,016

LONG-TERM DEBT, net of current
  portion............................       41,796          39,321

DEFERRED INCOME TAXES................        9,058           8,936

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value;
      20,000,000 shares authorized,
      12,480,014 and 12,450,430
      issued and outstanding.........          125             124
     Additional paid-in capital......       39,347          39,168
     Retained earnings...............       31,015          27,155
                                        ------------     ----------
          Total shareholders'
             equity..................       70,487          66,447
                                        ------------     ----------
                                          $147,482        $135,720
                                        ============     ==========

          See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                        THREE MONTHS ENDED
                                             JUNE 30,
                                       --------------------
                                          1997       1996
                                       ---------  ---------

SALES................................  $  50,675  $  28,258

COST OF SALES........................     34,745     20,166
                                       ---------  ---------

     Gross profit....................     15,930      8,092

SELLING EXPENSES.....................      4,931      2,848

GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      3,880      2,292
                                       ---------  ---------

     Operating income................      7,119      2,952

INTEREST EXPENSE.....................        894        339
                                       ---------  ---------

     Pretax income...................      6,225      2,613

INCOME TAXES.........................      2,365        940
                                       ---------  ---------

NET INCOME...........................  $   3,860  $   1,673
                                       =========  =========

EARNINGS PER SHARE OF COMMON STOCK...       $.30       $.14
                                       =========  =========

          See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                         THREE MONTHS ENDED
                                               JUNE 30,
                                       ----------------------
                                           1997        1996
                                       ----------  ----------
OPERATING ACTIVITIES:
     Net income......................  $    3,860  $    1,673
     Adjustments to reconcile net
      income to net cash provided
       by operating activities --
          Depreciation and
             amortization............       2,046       1,156
          Deferred tax provision.....         122          86
          Changes in assets and
             liabilities, net of
             effects of acquisitions
             --
             Accounts receivable.....      (3,509)       (804)
             Inventories.............       2,669       1,726
             Prepaid expenses........         261         245
             Other assets............        (341)        (68)
             Accounts payable and
               accrued liabilities...         267      (1,799)
             Income taxes payable....       1,914         188
                                       ----------  ----------
                  Net cash provided
                     by operating
                     activities......       7,289       2,403
                                       ----------  ----------
INVESTING ACTIVITIES:
     Acquisition of businesses.......      (7,633)     (3,880)
     Purchases of property and
      equipment......................      (3,219)     (3,087)
     Proceeds from disposition of
      assets.........................         948      --
                                       ----------  ----------
                  Net cash used in
                     investing
                     activities......      (9,904)     (6,967)
                                       ----------  ----------
FINANCING ACTIVITIES:
     Proceeds from revolving credit
      facilities.....................      49,865      17,250
     Payments on revolving credit
      facilities.....................     (46,813)    (13,550)
     Payments on long-term debt......        (671)       (365)
     Proceeds from exercise of stock
      options and other..............         114          92
                                       ----------  ----------
                  Net cash provided
                     by financing
                     activities......       2,495       3,427
                                       ----------  ----------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS........................        (120)     (1,137)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD................       3,636       3,086
                                       ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.............................  $    3,516  $    1,949
                                       ==========  ==========

          See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and its wholly owned subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the three months ended June 30, 1997 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 1997 has been derived from the 1997 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission in June 1997.

     Earnings per share are calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding. For the three months ended June 30, 1997, the weighted average shares outstanding were 12,949,018, which includes 494,343 common share equivalents representing the dilutive effect of outstanding stock options. For the three months ended June 30, 1996, the effect of common share equivalents was not significant and the weighted average shares outstanding were 11,860,354.

     The consolidated statements of cash flows provide information about changes in cash and exclude the effects of noncash transactions. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Interest paid during the three months ended June 30, 1997 and 1996 was $800 and $342. Income tax payments during the three months ended June 30, 1997 and 1996 were $208 and $100. The effect of accruals totaling $2,300 and $6,000 reflected in the Company's consolidated balance sheets as of June 30, 1997 and 1996, related to the purchase of certain printing presses, has been eliminated from the presentation of the accompanying consolidated statements of cash flows.

2.  LONG-TERM DEBT

     The following is a summary of the Company's long-term debt instruments as of:

                                          JUNE 30,         MARCH 31,
                                            1997              1997
                                        -------------    --------------
Revolving credit agreements..........      $31,753          $ 28,700
Equipment notes......................        8,609             9,060
Real estate notes....................        1,917             1,976
Acquisition notes....................        2,036             2,188
Other................................           11                20
                                        -------------    --------------
                                            44,326            41,944
       Less current portion..........       (2,530)           (2,623)
                                        -------------    --------------
                                           $41,796          $ 39,321
                                        =============    ==============

                           CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

     On June 5, 1997, the Company entered into a $100 million revolving credit agreement (the "Credit Agreement") with a six-member banking group. The Credit Agreement, which matures on May 31, 2000, replaced the Company's existing $50 million revolving credit arrangement (the "Terminated Agreement"). On June 10, 1997, all balances due under the Terminated Agreement were repaid in full from borrowings under the Credit Agreement. Loans outstanding under the Credit Agreement are unsecured and accrue interest at a variable rate (an average of 6.8% per annum on June 30, 1997).

3.  ACQUISITIONS

     In April 1997 the Company paid $8,871 to acquire substantially all of the assets and retire the outstanding debt of Tucker Printers ("Tucker") in Rochester, New York. The Company also assumed Tucker's remaining liabilities.

     In July 1997 the Company announced the completion of the acquisition of The Etheridge Company in Grand Rapids, Michigan. The Company also announced the signing of nonbinding letters of intent to acquire the following printing companies: Georges & Shapiro Lithograph in Sacramento, California; Austin Printing in Atlanta, Georgia; The Walnut Circle Press in Greensboro, North Carolina; and Geyer Printing in Pittsburgh, Pennsylvania.

                           CONSOLIDATED GRAPHICS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSIONS CONTAIN FORWARD-LOOKING INFORMATION. READERS ARE CAUTIONED THAT SUCH INFORMATION INVOLVES RISKS AND UNCERTAINTIES, INCLUDING THOSE CREATED BY GENERAL MARKET CONDITIONS, COMPETITION AND THE POSSIBILITY THAT EVENTS MAY OCCUR WHICH LIMIT THE ABILITY OF THE COMPANY TO MAINTAIN OR IMPROVE ITS OPERATING RESULTS OR EXECUTE ITS PRIMARY GROWTH STRATEGY OF ACQUIRING ADDITIONAL BUSINESSES. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE, AND THERE CAN THEREFORE BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN WILL PROVE TO BE ACCURATE. THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

GENERAL

     Consolidated Graphics, Inc. ("CGX" or the "Company"), headquartered in Houston, Texas, is one of the fastest growing printing companies in the United States. It is the leading consolidator in a fragmented industry, adding value to its acquisitions by providing the financial and operational strengths, management support and technological advantages associated with a larger organization. The Company currently has 20 printing companies operating in 16 U.S. markets, each with an established operating history (ranging from 10-119 years), experienced management, solid customer relationships and a reputation for quality service and responsiveness.

     The Company's sales are derived from the production and sale of customized printed materials by its operating companies. All of the operating companies provide general commercial printing services relating to the production of annual reports, training manuals, product and capability brochures, direct mail pieces, catalogs and other promotional material, all of which tend to be recurring in nature. In addition, one of the Houston companies also provides transaction-oriented financial printing services. Each operating company has its own sales, estimating, customer service, prepress, production, postpress and accounting departments. The Company's headquarters provides its operating companies with certain administrative services, such as purchasing and human resources support, as well as maintaining centralized cash management, financing, investor relations and consolidated financial reporting activities.

     The Company's strategy is to generate growth in sales and profits through an aggressive acquisition program, coupled with internal growth and operational improvements at its existing businesses. The Company provides its acquired businesses cost savings through master purchasing arrangements, access to technology and capital, strategic counsel and a commitment to training through a unique, comprehensive management development program. As a result, operating income margins and efficiencies of newly acquired businesses, which may be lower than those being achieved by the Company's other businesses, typically improve as the Company's operational strategies are fully implemented.

     The Company's consolidated financial results in a given period may be affected by the timing and magnitude of acquisitions. The Company's consolidated operating income margins in the periods following a significant acquisition (or series of acquisitions) may be lower than historically reported consolidated margins depending upon the timing and extent to which an acquired business is able to take advantage of the Company's operational strategies to improve its financial performance.

     The Company competes in the general commercial and financial printing sectors, which are characterized by individual orders from customers for specific printing projects rather than long-term contracts, with continued engagement for successive jobs dependent upon, among other things, the customer's satisfaction with the services provided. As such, the Company is unable to predict, for more than a few weeks in advance, the number, size and profitability of future printing jobs. Consequently, the timing with which orders are received could have a significant impact on financial results in any individual quarter.

RESULTS OF OPERATIONS

     The following tables set forth the Company's historical income statements and certain percentage relationships based thereon for the periods indicated:

                                                             AS A PERCENTAGE
                                                                 OF SALES
                                                           --------------------
                                         THREE MONTHS          THREE MONTHS
                                        ENDED JUNE 30,        ENDED JUNE 30,
                                     --------------------  --------------------
                                       1997       1996       1997       1996
                                     ---------  ---------  ---------  ---------
                                        (IN MILLIONS)
Sales..............................  $    50.7  $    28.3      100.0%     100.0%
Cost of sales......................       34.8       20.2       68.6       71.4
                                     ---------  ---------  ---------  ---------
     Gross profit..................       15.9        8.1       31.4       28.6
Selling expenses...................        4.9        2.8        9.7       10.1
General and administrative
  expenses.........................        3.9        2.3        7.7        8.1
                                     ---------  ---------  ---------  ---------
     Operating income..............        7.1        3.0       14.0       10.4
Interest expense...................         .9         .4        1.7        1.2
                                     ---------  ---------  ---------  ---------
     Pretax income.................        6.2        2.6       12.3        9.2
Income taxes.......................        2.3         .9        4.7        3.3
                                     ---------  ---------  ---------  ---------
     Net income....................  $     3.9  $     1.7        7.6%       5.9%
                                     =========  =========  =========  =========

     Acquisitions in fiscal 1997 and 1998 are the primary causes of the absolute increases in revenues and expenses since June 30, 1996. Each of the Company's acquisitions in fiscal 1997 and 1998 have been accounted for under the purchase method of accounting; accordingly, the Company's consolidated income statements reflect revenues and expenses of acquired businesses only for post acquisition periods.

     The following table sets forth the Company's 1997 and 1998 acquisitions (collectively the "1997/98 Acquired Businesses") and indicates the period in which each business was acquired.

FISCAL 1997 ACQUISITIONS:
     Bridgetown Printing.............  June 1996
     Garner Printing.................  July 1996
     Eagle Press.....................  July 1996
     Mobility........................  October 1996
     Theo Davis Sons.................  January 1997
     Direct Color....................  January 1997
FISCAL 1998 ACQUISITION:
     Tucker Printers.................  April 1997

     For more information regarding the fiscal 1997 acquisitions, refer to "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. For more information regarding the acquisition of Tucker Printers, refer to the accompanying "Notes to Consolidated Financial Statements" included elsewhere herein.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996.

     Sales increased 79% to $50.7 million for the three months ended June 30, 1997, from $28.3 million for the three months ended June 30, 1996. This increase is due to the addition of the 1997/98 Acquired Businesses and internal growth at the Company's other businesses. The internal growth resulted primarily from investments in equipment to add production capacity at certain locations, combined with aggressive marketing efforts by all locations to increase market share.

     Gross profit increased 97% to $15.9 million for the three months ended June 30, 1997, from $8.1 million for the comparable period in 1996, primarily due to the addition of the 1997/98 Acquired Businesses. Gross profit as a percentage of sales increased to 31.4% for the three months ended June 30,

1997, from 28.6% in the corresponding period of the prior year. This improvement generally reflects increased operating efficiencies from investments in equipment and technology and cost savings generated by the Company's efforts to strengthen its master purchasing arrangements.

     Selling expenses increased 73% to $4.9 million for the three months ended June 30, 1997, from $2.8 million for the comparable period in 1996, due to the increased sales levels as discussed above. Selling expenses as a percentage of sales improved to 9.7% for the three months ended June 30, 1997, from 10.1% in the corresponding period of the prior year. This improvement reflects an average lower commission percentage generated by the 1997/98 Acquired Businesses as compared to the Company's historical percentage and an increase in non-commissioned "house" sales at certain locations.

     General and administrative expenses increased 69% to $3.9 million for the three months ended June 30, 1997, from $2.3 million for the comparable period in 1996. Substantially all of the increase was attributable to the 1997/98 Acquired Businesses. General and administrative expenses as a percentage of sales improved to 7.7% for the three months ended June 30, 1997, from 8.1% in the corresponding period of the prior year, primarily because the increased sales contributed by the 1997/98 Acquired Businesses and internal growth was greater than the corresponding increase in the amount of overhead, including headquarters staffing, necessary to sustain such increased sales levels.

     Interest expense increased to $.9 million for the three months ended June 30, 1997, from $.4 million in the corresponding period of the prior year, primarily due to additional borrowings under the Company's revolving credit facility to finance the cash portions of the purchase price of the 1997/98 Acquired Businesses.

     Effective income tax rates reflect an increase to 38% for the three months ended June 30, 1997, from 36% in the corresponding period of the prior year, due to the Company's growth by acquisition into states with higher income tax rates than those states in which the Company previously had operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are for capital expenditures and acquisitions. Cash generated from operations was $7.3 million for the three months ended June 30, 1997, while cash expended for purchases of property and equipment was $3.2 million. The remaining $4.1 million of operating cash flow and net borrowings of $3.1 million under the Company's revolving credit facility with a bank were the primary sources of funds used to complete the acquisition of Tucker Printers.

     On June 5, 1997, the Company entered into a $100 million revolving credit agreement (the "Credit Agreement") with a six-member banking group. The Credit Agreement, which matures on May 31, 2000, replaced the Company's previous $50 million revolving credit arrangement.

     Loans outstanding under the Credit Agreement are unsecured and accrue interest, at the Company's option, at (1) the London Interbank Offered Rate (LIBOR) plus .50% to 1.50% based upon the Company's Debt to Pro Forma EBITDA ratio as defined, redetermined quarterly, or (2) an alternate base rate based upon the bank's prime lending rate or Federal Funds effective rate. The Credit Agreement also provides for a commitment fee on available but unused amounts ranging from .10% to .35% per annum. On June 30, 1997, outstanding borrowings under the Credit Agreement were $31.8 million and were subject to an average interest rate of 6.8% per annum.

     The covenants in the Credit Agreement, among other things, limit the Company's ability to (i) incur secured indebtedness or pledge assets as collateral in excess of certain levels, (ii) merge, consolidate with or acquire other businesses where the total consideration paid is above certain levels,
(iii) change its primary business, (iv) pay dividends above certain levels, (v) dispose of assets outside the normal course of business in excess of 10% of the Company's total tangible assets, and (vi) make capital expenditures (exclusive of expenditures related to acquisitions of business) in excess of 300% of depreciation. The Company believes that the covenants in the Credit Agreement pertaining to restrictions on acquisitions of businesses do not adversely affect its acquisition strategy and that, if necessary, the Company would likely be able to obtain appropriate waivers. The Company must also meet certain financial tests defined in the Credit Agreement, including maintaining a defined Minimum Net Worth and achieving specific ratios of Debt to Capitalization, Debt to Pro Forma EBITDA and Fixed Charge Coverage. The Company is currently in compliance with all financial tests and other covenants set forth in the Credit Agreement.

     Pursuant to an agreement between the Company and Komori America Corporation (the "Komori Agreement"), the Company has purchased four new printing presses (three in fiscal 1997 and one thus far in fiscal 1998) for approximately $10 million. The Komori Agreement provides certain volume purchase incentives and financing options under which the Company may, but is not obligated to, purchase up to $50 million of printing presses over its term. The Company has exercised the financing option in connection with the purchase of the first three presses, resulting in a long-term obligation of $6.5 million at June 30, 1997. The terms of the financing provide for monthly principal and interest payments through 2006 at a fixed interest rate of 8.25%. The Company plans to exercise the financing option on the fourth press after final installation and testing, which is expected to occur in the second quarter of fiscal 1998. Payment of the Company's obligations under the Komori Agreement is secured by the purchased presses. The Company is subject to no significant financial covenants or restrictions in connection with these obligations.

     The Company's remaining debt obligations generally consist of mortgages, equipment notes, promissory notes and a $5 million auxiliary revolving credit agreement, some of which contain financial covenants and restrictions. The most significant of these place certain restrictions on future borrowings and acquisitions above specified levels. The Company believes these restrictions do not adversely affect its acquisition strategy.

     Significant uses of capital by the Company since June 30, 1997, along with the Company's expectations for future capital expenditures and acquisitions, are as follows:

     In July 1997 the Company completed the acquisition of The Etheridge Company in Grand Rapids, Michigan. To complete this acquisition, the Company paid cash totaling $3.8 million and assumed debt of $3.2 million. The cash portion of this transaction was financed with borrowings under the Credit Agreement.

     The Company expects to make additional acquisitions in fiscal 1998, and currently has nonbinding letters of intent to acquire the following printing companies: Georges & Shapiro Lithograph in Sacramento, California; Austin Printing in Atlanta, Georgia; The Walnut Circle Press in Greensboro, North Carolina; and Geyer Printing in Pittsburgh, Pennsylvania.

     Significant immediate and future cash requirements for the aforementioned acquisitions and additional purchases of property and equipment are expected to be financed by cash flow from operations and borrowings under the Credit Agreement.

     There can be no assurance that the Company will be able to acquire additional businesses on acceptable terms in the future. In addition, there can be no assurance that the Company will be able to establish, maintain or increase the profitability of any acquired business.

                           CONSOLIDATED GRAPHICS, INC.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     From time to time the Company may be involved in litigation relating to claims arising in the normal course of business. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate. All litigation in which the Company is currently involved is not believed by management to be significant to the Company's financial position or results of operations. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, the Company does not believe the ultimate outcome of any of these matters will have a material adverse effect on its business or financial position.

ITEM 2.  CHANGES IN SECURITIES

     In June 1997 the Company issued 13,334 shares of its common stock to an individual pursuant to the terms of an employment and non-competition agreement entered into in February 1996 in connection with one of its fiscal 1996 acquisitions. Accordingly, the issuance of such common shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               3.2 By-Laws of the Company, dated as of May 31, 1995, together with amendment thereto dated July 3, 1996.

                    27  Edgar financial data schedules.

          (b)  Reports on Form 8-K:

               (1) Form 8-K, filed April 4, 1997 in connection with the press release announcing the completion of the acquisition of Tucker Printers.

               (2) Form 8-K, filed April 30, 1997 in connection with the press release announcing the Company's fiscal 1997 fourth quarter results and the expiration of the letter of intent to acquire Litho Industries.

               (3) Form 8-K, filed May 7, 1997 in connection with the press release announcing the signing of a nonbinding letter of intent to acquire The Etheridge Company.

               (4) Form 8-K, filed June 11, 1997 in connection with the press release announcing the Company's new $100 million revolving credit facility with a six-member banking group.

               (5) Form 8-K, filed July 2, 1997 in connection with the press release announcing the signing of a nonbinding letter of intent to acquire Georges & Shapiro Lithograph, Inc.

               (6) Form 8-K, filed July 9, 1997 in connection with the press releases announcing the signing of nonbinding letters of intent to acquire Austin Printing Company and The Walnut Circle Press.

               (7) Form 8-K, filed July 23, 1997 in connection with the press releases announcing the signing of a nonbinding letter of intent to acquire Geyer Printing Company and the completion of the acquisition of The Etheridge Company.

               (8) Form 8-K, filed July 30, 1997 in connection with the press release announcing the Company's fiscal 1998 first quarter results.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT, CONSOLIDATED GRAPHICS, INC., HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                  CONSOLIDATED GRAPHICS, INC.

                                         (Registrant)

Dated:  August 11, 1997           By:/s/G. CHRISTOPHER COLVILLE
                                     G. Christopher Colville
                                     VICE PRESIDENT -- MERGERS AND ACQUISITIONS,
                                     CHIEF FINANCIAL AND ACCOUNTING OFFICER