Form 10-Q
period 1997-09-30
CONSOLIDATED GRAPHICS INC /TX/
filed 1997-11-10
CIK 921500

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

         (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

         ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at
October 31, 1997 was 12,697,806.

================================================================================

                          CONSOLIDATED GRAPHICS, INC.
          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                     INDEX

                                         PAGE
                                       ---------

Part I -- Financial Information

     Item 1 -- Financial Statements

          Consolidated Balance Sheets
          at September 30, 1997 and
          March 31, 1997.............          1

          Consolidated Income
          Statements for the three
          and
             six months ended
          September 30, 1997 and
          1996.......................          2

          Consolidated Statements of
          Cash Flows for the six
          months ended
             September 30, 1997 and
          1996.......................          3

          Notes to Consolidated
          Financial Statements.......          4

     Item 2 -- Management's
     Discussion and Analysis of
     Financial Condition and
                Results of
     Operations......................          6

Part II -- Other Information

     Item 1 -- Legal Proceedings.....         11

     Item 4 -- Submission of Matters
      to a Vote of Security
      Holders........................         11

     Item 6 -- Exhibits and Reports
      on Form 8-K....................         11

Signatures...........................         13

                                      (i)

                          CONSOLIDATED GRAPHICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                        SEPTEMBER 30,     MARCH 31,
                                            1997             1997
                                        -------------     ----------
                                         (UNAUDITED)      (AUDITED)

               ASSETS

CURRENT ASSETS:
     Cash and cash equivalents.......     $   3,436        $  3,636
     Accounts receivable, net........        36,757          29,347
     Inventories.....................         8,601           8,679
     Prepaid expenses................         1,299           1,434
                                        -------------     ----------
          Total current assets.......        50,093          43,096

PROPERTY AND EQUIPMENT, net..........        98,561          85,643

GOODWILL, net........................         9,824           6,085

OTHER ASSETS.........................         1,361             896
                                        -------------     ----------
                                          $ 159,839        $135,720
                                        =============     ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term
      debt...........................     $   2,039        $  2,623
     Accounts payable................        11,639           8,399
     Accrued liabilities.............        13,168           9,927
     Income taxes payable............            37              67
                                        -------------     ----------
          Total current
             liabilities.............        26,883          21,016

LONG-TERM DEBT, net of current
  portion............................        44,969          39,321

DEFERRED INCOME TAXES................         9,882           8,936

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value;
      20,000,000 shares authorized,
      12,612,400 and 12,450,430
      issued and outstanding,
      respectively...................           126             124
     Additional paid-in capital......        42,689          39,168
     Retained earnings...............        35,290          27,155
                                        -------------     ----------
          Total shareholders'
             equity..................        78,105          66,447
                                        -------------     ----------
                                          $ 159,839        $135,720
                                        =============     ==========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                      SEPTEMBER 30,          SEPTEMBER 30,
                                   --------------------  ---------------------
                                     1997       1996        1997       1996
                                   ---------  ---------  ----------  ---------

SALES..............................$  53,363  $  34,451  $  104,038  $  62,709

COST OF SALES......................   36,485     23,864      71,230     44,030
                                   ---------  ---------  ----------  ---------

     Gross profit..................   16,878     10,587      32,808     18,679

SELLING EXPENSES...................    5,160      3,410      10,091      6,258

GENERAL AND ADMINISTRATIVE
  EXPENSES.........................    4,066      2,722       7,946      5,014
                                   ---------  ---------  ----------  ---------

     Operating income..............    7,652      4,455      14,771      7,407

INTEREST EXPENSE...................      754        595       1,648        934
                                   ---------  ---------  ----------  ---------

     Pretax Income.................    6,898      3,860      13,123      6,473

INCOME TAXES.......................    2,623      1,428       4,988      2,368
                                   ---------  ---------  ----------  ---------

NET INCOME.........................$   4,275  $   2,432  $    8,135  $   4,105
                                   =========  =========  ==========  =========

EARNINGS PER SHARE OF COMMON STOCK.     $.33       $.20        $.63       $.34
                                   =========  =========  ==========  =========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                SIX MONTHS ENDED
                                  SEPTEMBER 30,
                                       ----------------------
                                          1997        1996
                                       ----------  ----------
OPERATING ACTIVITIES:
     Net income......................  $    8,135  $    4,105
     Adjustments to reconcile net
      income to net cash provided
       by operating activities --
          Depreciation and
             amortization............       4,460       2,634
          Deferred tax provision
             (benefit)...............         946        (164)
          Changes in assets and
             liabilities, net of
             effects of acquisitions
             --
             Accounts receivable.....      (4,045)     (1,754)
             Inventories.............       3,162       1,289
             Prepaid expenses........         257         212
             Other assets............        (433)        (55)
             Accounts payable and
               accrued liabilities...       1,198      (1,427)
             Income taxes payable....         101         181
                                       ----------  ----------
                  Net cash provided
                     by operating
                     activities......      13,781       5,021
                                       ----------  ----------
INVESTING ACTIVITIES:
     Acquisition of businesses.......     (12,786)     (7,017)
     Purchases of property and
      equipment......................      (4,599)     (5,325)
     Proceeds from disposition of
      assets.........................         869          55
                                       ----------  ----------
                  Net cash used in
                     investing
                     activities......     (16,516)    (12,287)
                                       ----------  ----------
FINANCING ACTIVITIES:
     Proceeds from revolving credit
      agreement......................      75,997      32,200
     Payments on revolving credit
      agreement......................     (72,019)    (24,800)
     Payments on long-term debt......      (2,119)     (1,230)
     Proceeds from exercise of stock
      options and other..............         676         128
                                       ----------  ----------
                  Net cash provided
                     by financing
                     activities......       2,535       6,298
                                       ----------  ----------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS........................        (200)       (968)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD................       3,636       3,086
                                       ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.............................  $    3,436  $    2,118
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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the three and six months ended September 30, 1997 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 1997 has been derived from the 1997 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission in June 1997.

     Earnings per share are calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding. For the three months ended September 30, 1997, the weighted average shares outstanding were 13,029,122, which includes 541,558 common share equivalents representing the dilutive effect of outstanding stock options. For the six months ended September 30, 1997, the weighted average shares outstanding were 12,962,959, which includes 489,131 common share equivalents representing the dilutive effect of outstanding stock options. For the three and six months ended September 30, 1996, the effect of common share equivalents was not significant and the weighted average shares outstanding were 12,232,614 and 12,048,734.

     The consolidated statements of cash flows provide information about changes in cash and exclude the effects of noncash transactions. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Interest paid during the six months ended September 30, 1997 and 1996 was $1,494 and $844. Income tax payments during the six months ended September 30, 1997 and 1996 were $4,110 and $1,650. Significant non-cash transactions during the six months ended September 30, 1997 include the issuance of common stock and assumption of debt in connection with certain of the Company's acquisitions (see Note 3. Acquisitions). Additionally, the effect of an accrual totaling $2,300 reflected in the consolidated balance sheet as of September 30, 1997, related to the purchase of a printing press, has been eliminated from the presentation of the accompanying consolidated statements of cash flows.

                          CONSOLIDATED GRAPHICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

2.  LONG-TERM DEBT

     The following is a summary of the Company's long-term debt instruments as of:

                                        SEPTEMBER 30,    MARCH 31,
                                            1997           1997
                                        -------------    ---------
Revolving credit agreements..........      $32,678        $28,700
Equipment notes......................        7,394          9,060
Industrial revenue bond..............        3,205          --
Real estate notes....................        1,855          1,976
Acquisition notes....................        1,876          2,188
Other................................       --                 20
                                        -------------    ---------
                                            47,008         41,944
       Less current portion..........       (2,039)        (2,623)
                                        -------------    ---------
                                           $44,969        $39,321
                                        =============    =========

     On June 5, 1997, the Company entered into a $100 million revolving credit agreement (the "Credit Agreement") with a six-member banking group. The Credit Agreement, which matures on May 31, 2000, replaced the Company's existing $50 million revolving credit arrangement (the "Terminated Agreement"). On June 10, 1997, all balances due under the Terminated Agreement were repaid in full from borrowings under the Credit Agreement. Loans outstanding under the Credit Agreement are unsecured and accrue interest at a variable rate (an average of 6.3% per annum on September 30, 1997).

3.  ACQUISITIONS

     The Company has completed the following acquisitions during the six months ended September 30, 1997:

               COMPANY                           LOCATION             DATE
---------------------------------  ---------------------------   ---------------
Tucker Printers                    Rochester, New York           April 1997
The Etheridge Company              Grand Rapids, Michigan        July 1997
Georges and Shapiro Lithograph     Sacramento, California        August 1997
Austin Printing                    Atlanta, Georgia              September 1997

     To complete the aforementioned acquisitions, the Company issued 55,886 shares of its common stock, paid cash of $12,786 and assumed debt of $3,205.

     In October 1997 the Company completed the acquisition of Geyer Printing in Pittsburgh, Pennsylvania, Superior Colour Graphics in Kalamazoo, Michigan and The Otto Companies in Springfield, Massachusetts. The Company also announced the signing of a nonbinding letter of intent to acquire The Walnut Circle Press in Greensboro, North Carolina.

                          CONSOLIDATED GRAPHICS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSIONS CONTAIN FORWARD-LOOKING INFORMATION. READERS ARE CAUTIONED THAT SUCH INFORMATION INVOLVES KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES, INCLUDING THOSE CREATED BY GENERAL MARKET CONDITIONS, COMPETITION AND THE POSSIBILITY THAT EVENTS MAY OCCUR WHICH LIMIT THE ABILITY OF THE COMPANY TO MAINTAIN OR IMPROVE ITS OPERATING RESULTS OR EXECUTE ITS PRIMARY GROWTH STRATEGY OF ACQUIRING ADDITIONAL BUSINESSES. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE, AND THERE CAN THEREFORE BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN WILL PROVE TO BE ACCURATE. THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

GENERAL

     Consolidated Graphics, Inc. ("CGX" or the "Company"), headquartered in Houston, Texas, is one of the fastest growing printing companies in the United States. It is the leading consolidator in a fragmented industry, adding value to its acquisitions through managerial and operational expertise, financial strength and economics of scale. The Company currently has 25 printing companies operating in 20 U.S. markets, each with an established operating history (ranging from 10-119 years), experienced management, solid customer relationships and a reputation for quality service and responsiveness.

     The Company's sales are derived from the production and sale of customized printed materials by its printing businesses. All of the printing businesses provide general commercial printing services relating to the production of annual reports, training manuals, product and capability brochures, direct mail pieces, catalogs and other promotional material, all of which tend to be recurring in nature. In addition, one of the Houston companies also provides transaction-oriented financial printing services. Each printing business has its own sales, estimating, customer service, prepress, production, postpress and accounting departments. The Company's headquarters provides its printing businesses with certain administrative services, such as purchasing and human resources support, as well as maintaining centralized cash management, financing, investor relations and consolidated financial reporting activities.

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

RESULTS OF OPERATIONS

     The following tables set forth the Company's historical income statements for the periods indicated:

                                        THREE MONTHS           SIX MONTHS
                                           ENDED                 ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,
                                    --------------------  --------------------
                                      1997       1996       1997       1996
                                    ---------  ---------  ---------  ---------
                                       (IN MILLIONS)         (IN MILLIONS)
Sales.............................  $    53.4  $    34.5  $   104.0  $    62.7
Cost of sales.....................       36.5       23.9       71.2       44.0
                                    ---------  ---------  ---------  ---------
     Gross profit.................       16.9       10.6       32.8       18.7
Selling expenses..................        5.2        3.4       10.1        6.3
General and administrative
  expenses........................        4.1        2.7        7.9        5.0
                                    ---------  ---------  ---------  ---------
     Operating income.............        7.6        4.5       14.8        7.4
Interest expense..................         .7         .6        1.7         .9
                                    ---------  ---------  ---------  ---------
     Pretax income................        6.9        3.9       13.1        6.5
Income taxes......................        2.6        1.5        5.0        2.4
                                    ---------  ---------  ---------  ---------
     Net income...................  $     4.3  $     2.4  $     8.1  $     4.1
                                    =========  =========  =========  =========

     The following tables set forth the components of income expressed as a percentage of sales for the periods indicated:

                                        THREE MONTHS           SIX MONTHS
                                           ENDED                 ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,
                                    --------------------  --------------------
                                      1997       1996       1997       1996
                                    ---------  ---------  ---------  ---------
Sales.............................      100.0%     100.0%     100.0%     100.0%
Cost of sales.....................       68.4       69.3       68.5       70.2
                                    ---------  ---------  ---------  ---------
     Gross profit.................       31.6       30.7       31.5       29.8
Selling expenses..................        9.7        9.9        9.7       10.0
General and administrative
  expenses........................        7.6        7.9        7.6        8.0
                                    ---------  ---------  ---------  ---------
     Operating income.............       14.3       12.9       14.2       11.8
Interest expense..................        1.4        1.7        1.6        1.5
                                    ---------  ---------  ---------  ---------
     Pretax income................       12.9       11.2       12.6       10.3
Income taxes......................        4.9        4.1        4.8        3.8
                                    ---------  ---------  ---------  ---------
     Net income...................        8.0%       7.1%       7.8%       6.5%
                                    =========  =========  =========  =========

     Acquisitions in fiscal 1997 and 1998 are the primary causes of the absolute increases in revenues and expenses in the current periods when compared to the same operating periods of the prior year. Each of the Company's acquisitions in fiscal 1997 and 1998 have been accounted for under the purchase method of accounting; accordingly, the Company's consolidated income statements reflect revenues and expenses of acquired businesses only for post acquisition periods.

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

FISCAL 1998 ACQUISITIONS:
     Tucker Printers.................  April 1997
     The Etheridge Company...........  July 1997
     Georges and Shapiro
       Lithograph....................  August 1997
     Austin Printing.................  September 1997

     For more information regarding the Fiscal 1997 Acquisitions, refer to "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. For more information regarding the Fiscal 1998 Acquisitions, refer to the accompanying "Notes to Consolidated Financial Statements" included elsewhere herein.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996.

     Sales increased 55% to $53.4 million for the three months ended September 30, 1997, from $34.5 million for the prior year comparable period. This increase is due to the addition of the 1997/98 Acquired Businesses and internal growth at the Company's other businesses. The internal growth resulted primarily from investments in equipment and technology, which increased production capacity at certain locations, combined with successful marketing efforts by all locations to increase market share.

     Gross profit increased 59% to $16.9 million for the three months ended September 30, 1997, from $10.6 million for the prior year comparable period, primarily due to the addition of the 1997/98 Acquired Businesses. Gross profit as a percentage of sales increased to 31.6% for the three months ended September 30, 1997, from 30.7% in the corresponding period of the prior year. This improvement generally reflects increased operating efficiencies from investments in equipment and technology and cost savings generated by the Company's efforts to strengthen its master purchasing arrangements.

     Selling expenses increased 51% to $5.2 million for the three months ended September 30, 1997, from $3.4 million for the prior year comparable period, due to increased sales levels as discussed above. Selling expenses as a percentage of sales improved to 9.7% for the three months ended September 30, 1997, from 9.9% in the corresponding period of the prior year. This improvement reflects an average lower commission percentage generated by the 1997/98 Acquired Businesses as compared to the Company's historical percentage and an increase in non-commissioned "house" sales at certain locations.

     General and administrative expenses increased 49% to $4.1 million for the three months ended September 30, 1997, from $2.7 million for the prior year comparable period. Substantially all of the increase was attributable to the 1997/98 Acquired Businesses. General and administrative expenses as a percentage of sales improved to 7.6% for the three months ended September 30, 1997, from 7.9% in the corresponding period of the prior year, primarily because increased sales contributed by the 1997/98 Acquired Businesses and internal growth was greater than the corresponding increase in the amount of overhead expenses.

     Interest expense increased to $.7 million for the three months ended September 30, 1997, from $.6 million for the prior year comparable period, primarily due to increased borrowings under the Company's revolving credit facility to finance the cash portions of the purchase price of the 1997/98 Acquired Businesses.

     Effective income tax rates reflect an increase to 38% for the three months ended September 30, 1997, from 37% in the corresponding period of the prior year, due to the Company's growth by acquisition into states with higher income tax rates than those states in which the Company previously operated.

SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 1996.

     Sales increased 66% to $104.0 million for the six months ended September 30, 1997, from $62.7 million for the prior year comparable period. This increase is due to the addition of the 1997/98 Acquired Businesses and internal growth at the Company's other businesses. The internal growth resulted from the Company's aforementioned capital investments and marketing efforts.

     Gross profit increased 76% to $32.8 million for the six months ended September 30, 1997, from $18.7 million for the prior year comparable period, primarily due to the addition of the 1997/98 Acquired

Businesses. Gross profit as a percentage of sales increased to 31.5% for the six months ended September 30, 1997, from 29.8% in the corresponding period of the prior year. This improvement generally reflects increased operating efficiencies from the Company's capital investments and cost benefits resulting from the Company's greater purchasing power.

     Selling expenses increased 61% to $10.1 million for the six months ended September 30, 1997, from $6.3 million for the prior year comparable period, due to the aforementioned increased sales levels. Selling expenses as a percentage of sales improved to 9.7% for the six months ended September 30, 1997, from 10.0% in the corresponding period of the prior year. This improvement reflects an average lower commission percentage generated by the 1997/98 Acquired Businesses as compared to the Company's historical percentage and an increase in non-commissioned "house" sales at certain locations.

     General and administrative expenses increased 58% to $7.9 million for the six months ended September 30, 1997, from $5.0 million for the prior year comparable period, due to the addition of the 1997/98 Acquired Businesses. General and administrative expenses as a percentage of sales improved to 7.6% for the six months ended September 30, 1997, from 8.0% in the corresponding period of the prior year, primarily because the aforementioned increase in sales was greater than the corresponding increase in the amount of overhead expenses.

     Interest expense increased to $1.7 million for the six months ended September 30, 1997, from $.9 million for the prior year comparable period due to increased borrowings under the Company's revolving credit facility to finance the cash portions of the purchase price of the 1997/98 Acquired Businesses.

     Effective income tax rates reflect an increase to 38% for the six months ended September 30, 1997, from 36.6% in the corresponding period of the prior year, due to the Company's growth by acquisition into states with higher income tax rates than those states in which the Company previously operated.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are for capital expenditures and acquisitions. Cash generated from operations was $13.8 million for the six months ended September 30, 1997, while cash expended for purchases of property and equipment was $4.6 million. The remaining $9.2 million of operating cash flow and net borrowings of $4.0 million under the Company's revolving credit facility were the primary sources of funds used to complete the Fiscal 1998 Acquisitions.

     On June 5, 1997, the Company entered into a $100 million revolving credit agreement (the "Credit Agreement") with a six-member banking group. The Credit Agreement, which matures on May 31, 2000, replaced the Company's previous $50 million revolving credit arrangement.

     Loans outstanding under the Credit Agreement are unsecured and accrue interest, at the Company's option, at (1) the London Interbank Offered Rate (LIBOR) plus .50% to 1.50% based upon the Company's Debt to Pro Forma EBITDA ratio as defined, redetermined quarterly, or (2) an alternate base rate based upon the bank's prime lending rate or Federal Funds effective rate. The Credit Agreement also provides for a commitment fee on available but unused amounts ranging from .10% to .35% per annum. On September 30, 1997, outstanding borrowings under the Credit Agreement were $32.7 million and were subject to an average interest rate of 6.3% per annum.

     Pursuant to an agreement between the Company and Komori America Corporation (the "Komori Agreement"), the Company has purchased four new printing presses (three in fiscal 1997 and one thus far in fiscal 1998) for approximately $10 million. The Komori Agreement provides certain volume purchase incentives and financing options under which the Company may, but is not obligated to, purchase up to $50 million of printing presses over its term. The Company has exercised the financing option in connection with the purchase of the first four presses, which provide for monthly principal and interest payments through 2006 at a fixed interest rate of 8.25%. Payment of the Company's obligations under the Komori Agreement is secured by the purchased presses. The Company is subject to no significant financial covenants or restrictions in connection with these obligations.

     The Company's remaining debt obligations generally consist of mortgages, equipment notes, promissory notes, an industrial revenue bond and a $5 million auxiliary revolving credit agreement, some of which contain financial covenants and restrictions. The most significant of these place certain restrictions on future borrowings and acquisitions above specified levels. The Company believes these restrictions do not adversely affect its acquisition strategy.

     Significant uses of capital by the Company since September 30, 1997, along with the Company's expectations for future capital expenditures and acquisitions, are as follows:

     In October 1997 the Company completed the acquisition of Geyer Printing in Pittsburgh, Pennsylvania, Superior Colour Graphics in Kalamazoo, Michigan and The Otto Companies in Springfield, Massachusetts. To complete these acquisitions, the Company issued 80,556 shares of its common stock, paid cash totaling $14.0 million and assumed debt of $3.3 million. The cash portion of these transactions were financed with borrowings under the Credit Agreement.

     The Company expects to make additional acquisitions in fiscal 1998, and currently has a nonbinding letter of intent to acquire The Walnut Circle Press in Greensboro, North Carolina.

     Significant immediate and future cash requirements for the aforementioned acquisition and additional purchases of property and equipment are expected to be financed by cash flow from operations and borrowings under the Credit Agreement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 30, 1997, the Company's annual meeting of shareholders was held. At such time the following item was submitted to a vote of shareholders through the solicitation of proxies:

     Election of Directors -- The following persons were elected to serve on the Board of Directors until the 1998 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The Directors received the votes set forth opposite their respective names:

                NAME                       FOR         AGAINST     ABSTENTIONS
-------------------------------------   ----------     -------     -----------
Joe R. Davis.........................   10,169,971      49,251       2,245,393
Larry J. Alexander...................   10,169,971      49,251       2,245,393
Brady F. Carruth.....................   10,169,971      49,251       2,245,393
Clarence C. Comer....................   10,169,971      49,251       2,245,393
Gary L. Forbes.......................   10,169,971      49,251       2,245,393
W. D. Hawkins........................   10,169,971      49,251       2,245,393
James L. Limmer......................   10,169,971      49,251       2,245,393
Thomas E. Smith......................   10,169,971      49,251       2,245,393
Hugh N. West.........................   10,169,971      49,251       2,245,393

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               27  Edgar financial data schedules.

          (b) Reports on Form 8-K:

                (1) Form 8-K, filed July 2, 1997 in connection with the press release announcing the signing of a nonbinding letter of intent to acquire Georges & Shapiro Lithograph.

                (2) Form 8-K, filed July 9, 1997 in connection with the press releases announcing the signing of nonbinding letters of intent to acquire Austin Printing Company and The Walnut Circle Press.

                (3) Form 8-K, filed July 23, 1997 in connection with the press releases announcing the signing of a nonbinding letter of intent to acquire Geyer Printing Company and the completion of the acquisition of The Etheridge Company.

                (4) Form 8-K, filed July 30, 1997 in connection with the press release announcing the Company's fiscal 1998 first quarter results.

                (5) Form 8-K, filed August 18, 1997, in connection with the press release announcing the completion of the acquisition of Georges and Shapiro Lithograph.

              (6) Form 8-K, filed September 9, 1997, in connection with the press release announcing the signing of nonbinding letters of intent to acquire The Otto Companies and Superior Colour Graphics.

              (7) Form 8-K, filed September 15, 1997, in connection with the press release announcing the completion of the acquisition of Austin Printing.

              (8) Form 8-K, filed October 3, 1997, in connection with the press releases announcing the Company's four new executive vice president positions and the completion of the acquisition of Geyer Printing.

              (9) Form 8-K, filed October 27, 1997, in connection with the press release announcing the completion of the acqusition of Superior Colour Graphics.

              (10) Form 8-K, filed November 3, 1997, in connection with the press releases announcing the Company's fiscal 1998 second quarter results and the completion of the acquisition of The Otto Companies.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT, CONSOLIDATED GRAPHICS, INC., HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          CONSOLIDATED GRAPHICS, INC.

                                                 (Registrant)

Dated:  November 10, 1997                 By:  _______HAROLD GAUBERT, JR._______
                                                     HAROLD GAUBERT, JR.
                                                       EXECUTIVE VICE
                                           PRESIDENT -- FINANCE/ADMINISTRATION
                                               CHIEF FINANCIAL AND ACCOUNTING
                                                         OFFICER