Form 10-Q
period 1997-12-31
CONSOLIDATED GRAPHICS INC /TX/
filed 1998-02-11
CIK 921500

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM __________________ TO ___________________

                         COMMISSION FILE NUMBER 0-24068
                            ------------------------

                          CONSOLIDATED GRAPHICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 TEXAS                                   76-0190827
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

       5858 WESTHEIMER, SUITE 200
             HOUSTON, TEXAS                                77057
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

       Registrant's telephone number, including area code: (713) 787-0977

         2210 WEST DALLAS STREET, HOUSTON, TEXAS 77019 -- (713) 529-4200
                      (FORMER ADDRESS AND TELEPHONE NUMBER)

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

     The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at January 31, 1998 was 12,720,873.

================================================================================

                           CONSOLIDATED GRAPHICS, INC.
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997
                                      INDEX

                                         PAGE
                                       ---------

Part I -- Financial Information

     Item 1 -- Financial Statements

          Consolidated Balance Sheets
          at December 31, 1997 and
          March 31, 1997.............          1

          Consolidated Income
          Statements for the three
          and nine months ended
          December 31, 1997 and
          1996.......................          2

          Consolidated Statements of
          Cash Flows for the nine
          months ended December 31,
          1997 and 1996..............          3

          Notes to Consolidated
          Financial Statements.......          4

     Item 2 -- Management's

          Discussion and Analysis of
          Financial Condition and Results
          of Operations..............          6

Part II -- Other Information

     Item 1 -- Legal Proceedings.....         11

     Item 6 -- Exhibits and Reports
      on Form 8-K....................         11

Signatures...........................         12

                                      (i)

                          CONSOLIDATED GRAPHICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                        DECEMBER 31,     MARCH 31,
                                            1997            1997
                                        ------------     ----------
                                        (UNAUDITED)      (AUDITED)

               ASSETS

CURRENT ASSETS:
     Cash and cash equivalents.......     $  2,818        $  3,636
     Accounts receivable, net........       40,974          29,347
     Inventories.....................        9,985           8,679
     Prepaid expenses................        1,884           1,434
                                        ------------     ----------
          Total current assets.......       55,661          43,096

PROPERTY AND EQUIPMENT, net..........      116,321          85,643

GOODWILL, net........................       20,415           6,085

OTHER ASSETS.........................        2,176             896
                                        ------------     ----------
                                          $194,573        $135,720
                                        ============     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term
      debt...........................     $  2,398        $  2,623
     Accounts payable................       10,288           8,399
     Accrued liabilities.............       21,662           9,927
     Income taxes payable............           66              67
                                        ------------     ----------
          Total current
             liabilities.............       34,414          21,016

LONG-TERM DEBT, net of current
  portion............................       60,469          39,321

DEFERRED INCOME TAXES................       12,289           8,936

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value;
      20,000,000 shares authorized,
      12,716,273 and 12,450,430
      issued and outstanding,
      respectively...................          127             124
     Additional paid-in capital......       47,116          39,168
     Retained earnings...............       40,158          27,155
                                        ------------     ----------
          Total shareholders'
             equity..................       87,401          66,447
                                        ------------     ----------
                                          $194,573        $135,720
                                        ============     ==========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                           DECEMBER 31,           DECEMBER 31,
                                       --------------------  ----------------------
                                         1997       1996        1997        1996
                                       ---------  ---------  ----------  ----------
SALES................................  $  60,977  $  38,186  $  165,015  $  100,895

COST OF SALES........................     41,626     26,391     112,856      70,421
                                       ---------  ---------  ----------  ----------

     Gross profit....................     19,351     11,795      52,159      30,474

SELLING EXPENSES.....................      5,881      3,754      15,972      10,012

GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      4,622      2,966      12,568       7,980
                                       ---------  ---------  ----------  ----------

     Operating income................      8,848      5,075      23,619      12,482

INTEREST EXPENSE.....................        996        643       2,644       1,577
                                       ---------  ---------  ----------  ----------

     Income before provision for
       income taxes..................      7,852      4,432      20,975      10,905

INCOME TAXES.........................      2,984      1,640       7,972       4,008
                                       ---------  ---------  ----------  ----------

NET INCOME...........................  $   4,868  $   2,792  $   13,003  $    6,897
                                       =========  =========  ==========  ==========

BASIC EARNINGS PER SHARE.............       $.38       $.23       $1.04        $.57
                                       =========  =========  ==========  ==========

DILUTED EARNINGS PER SHARE...........       $.37       $.22       $1.00        $.56
                                       =========  =========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                         NINE MONTHS ENDED
                                            DECEMBER 31,
                                       ----------------------
                                          1997        1996
                                       ----------  ----------
OPERATING ACTIVITIES:
     Net income......................  $   13,003  $    6,897
     Adjustments to reconcile net
      income to net cash provided
       by operating activities --
          Depreciation and
             amortization............       7,247       4,272
          Deferred tax provision.....       2,371         562
          Changes in current assets
             and current liabilities,
             net of effects of
             acquisitions --
             Accounts receivable.....      (2,737)       (946)
             Inventories.............       2,942       1,878
             Prepaid expenses........        (280)       (250)
             Other assets............      (1,078)       (598)
             Accounts payable and
               accrued liabilities...      (1,552)     (2,052)
             Income taxes payable....         332       1,706
                                       ----------  ----------
                  Net cash provided
                     by operating
                     activities......      20,248      11,469
                                       ----------  ----------
INVESTING ACTIVITIES:
     Acquisitions of businesses......     (28,265)    (12,808)
     Purchases of property and
      equipment......................      (7,483)     (8,097)
     Proceeds from disposition of
      assets.........................         915         630
                                       ----------  ----------
                  Net cash used in
                     investing
                     activities......     (34,833)    (20,275)
                                       ----------  ----------
FINANCING ACTIVITIES:
     Proceeds from revolving credit
      agreement......................     150,021      49,595
     Payments on revolving credit
      agreement......................    (132,343)    (40,588)
     Payments on long-term debt......      (4,766)     (2,040)
     Proceeds from exercise of stock
      options and other..............         855         928
                                       ----------  ----------
                  Net cash provided
                     by financing
                     activities......      13,767       7,895
                                       ----------  ----------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS........................        (818)       (911)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD................       3,636       3,086
                                       ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.............................  $    2,818  $    2,175
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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the three and nine months ended December 31, 1997 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 1997 has been derived from the 1997 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission in June 1997.

     Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. For the three months ended December 31, 1997 and 1996, the basic weighted average shares outstanding were 12,681,971 and 12,272,847. For the nine months ended December 31, 1997 and 1996, the basic weighted average shares outstanding were 12,552,523 and 12,081,953. Diluted earnings per share reflect net income divided by the weighted average number of shares outstanding, including the dilutive effect of outstanding stock options. For the three months ended December 31, 1997 and 1996, the diluted weighted average shares outstanding were 13,204,046 and 12,730,040. For the nine months ended December 31, 1997 and 1996, the diluted weighted average shares outstanding were 13,031,675 and 12,234,351.

     The consolidated statements of cash flows provide information about changes in cash and exclude the effects of noncash transactions. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Interest paid during the nine months ended December 31, 1997 and 1996 was $2,619 and $1,590. Income tax payments during the nine months ended December 31, 1997 and 1996 were $5,668 and $1,687. Significant non-cash transactions during the nine months ended December 31, 1997 include the issuance of common stock and assumption of debt in connection with certain of the Company's acquisitions (see Note 3. Acquisitions). Additionally, the effect of an accrual totaling $7,350 reflected in the consolidated balance sheet as of December 31, 1997, related to the purchase of certain printing presses, has been eliminated from the presentation of the accompanying consolidated statements of cash flows.

                          CONSOLIDATED GRAPHICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

2.  LONG-TERM DEBT

     The following is a summary of the Company's long-term debt as of:

                                        DECEMBER 31,      MARCH 31,
                                            1997            1997
                                        ------------      ---------
Revolving credit agreements..........     $ 46,378         $28,700
Equipment notes......................        9,921           9,060
Industrial revenue bond..............        3,205           --
Real estate notes....................          339           1,976
Acquisition notes....................        3,024           2,188
Other................................       --                  20
                                        ------------      ---------
                                            62,867          41,944
     Less current portion............       (2,398)         (2,623)
                                        ------------      ---------
                                          $ 60,469         $39,321
                                        ============      =========

     On June 5, 1997, the Company entered into a $100 million revolving credit agreement (the "Credit Agreement") with a six-member banking group. The Credit Agreement, which matures on May 31, 2000, replaced the Company's existing $50 million revolving credit arrangement (the "Terminated Agreement"). On June 10, 1997, all balances due under the Terminated Agreement were repaid in full from borrowings under the Credit Agreement. Loans outstanding under the Credit Agreement are unsecured and accrue interest at a variable rate (an average of 6.57% per annum on December 31, 1997).

3.  ACQUISITIONS

     The Company has completed the following acquisitions during the nine months ended December 31, 1997:

COMPANY                               LOCATION                   DATE
-------                               --------                   ----
Tucker Printers                   Rochester, New York            April 1997
The Etheridge Company             Grand Rapids, Michigan         July 1997
Georges and Shapiro Lithograph    Sacramento, California         August 1997
Austin Printing                   Atlanta, Georgia               September 1997
Geyer Printing                    Pittsburgh, Pennsylvania       October 1997
Superior Colour Graphics          Kalamazoo, Michigan            October 1997
The Otto Companies                Springfield, Massachusetts     October 1997
Walnut Circle Press               Greensboro, North Carolina     November 1997

     To complete the aforementioned acquisitions, the Company issued 136,442 shares of its common stock, paid cash of $28,265 and assumed debt of $5,600.

     Subsequent to December 31, 1997, the Company completed the following acquisitions: Columbia Lithograph in Los Angeles, California; Heath Printers in Seattle, Washington; StorterChilds Printing in Gainesville, Florida; and Fittje Bros. Printing in Colorado Springs, Colorado. The Company also announced the signing of two nonbinding letters of intent to acquire Courier Printing in Nashville, Tennessee and Tursack Incorporated in Philadelphia, Pennsylvania.

                          CONSOLIDATED GRAPHICS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSIONS CONTAIN FORWARD-LOOKING INFORMATION. READERS ARE CAUTIONED THAT SUCH INFORMATION INVOLVES KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES, INCLUDING THOSE CREATED BY GENERAL MARKET CONDITIONS, COMPETITION AND THE POSSIBILITY THAT EVENTS MAY OCCUR WHICH LIMIT THE ABILITY OF THE COMPANY TO MAINTAIN OR IMPROVE ITS OPERATING RESULTS OR EXECUTE ITS GROWTH STRATEGY OF ACQUIRING ADDITIONAL BUSINESSES. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE, AND THERE CAN THEREFORE BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN WILL PROVE TO BE ACCURATE. THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

GENERAL

     Consolidated Graphics, Inc. ("CGX" or the "Company") headquartered in Houston, Texas, is one of the fastest growing printing companies in the United States. It is the leading consolidator in a fragmented industry, adding value to its acquisitions through managerial and operational expertise, financial strength and economics of scale. The Company currently has 30 printing companies nationwide, each with an established operating history (ranging from 10-119 years), experienced management, solid customer relationships and a reputation for quality service and responsiveness.

     The Company's sales are derived from the production and sale of customized printed materials by its printing businesses. All of the printing businesses provide general commercial printing services relating to the production of annual reports, training manuals, product and capability brochures, direct mail pieces, catalogs and other promotional material, all of which tend to be recurring in nature. In addition, one of the Houston companies also provides transaction-oriented financial printing services. Each printing business has its own sales, estimating, customer service, prepress, production, postpress and accounting departments. The Company's headquarters provides its printing businesses with certain administrative services, such as purchasing and human resources support, and maintains centralized cash management, finance, investor relations and consolidated financial reporting activities.

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

RESULTS OF OPERATIONS

     The following tables set forth the Company's historical income statements for the periods indicated:

                                         THREE MONTHS          NINE MONTHS
                                      ENDED DECEMBER 31,    ENDED DECEMBER 31,
                                     --------------------  --------------------
                                       1997       1996       1997       1996
                                     ---------  ---------  ---------  ---------
                                        (IN MILLIONS)         (IN MILLIONS)
Sales..............................  $    61.0  $    38.2  $   165.0  $   100.9
Cost of sales......................       41.6       26.4      112.9       70.4
                                     ---------  ---------  ---------  ---------
     Gross profit..................       19.4       11.8       52.1       30.5
Selling expenses...................        5.9        3.8       16.0       10.0
General and administrative
  expenses.........................        4.6        3.0       12.5        8.0
                                     ---------  ---------  ---------  ---------
     Operating income..............        8.9        5.0       23.6       12.5
Interest expense...................        1.0         .6        2.6        1.6
                                     ---------  ---------  ---------  ---------
     Pretax income.................        7.9        4.4       21.0       10.9
Income taxes.......................        3.0        1.6        8.0        4.0
                                     ---------  ---------  ---------  ---------
     Net income....................  $     4.9  $     2.8  $    13.0  $     6.9
                                     =========  =========  =========  =========

     The following tables set forth the components of income expressed as a percentage of sales for the periods indicated:

                                         THREE MONTHS          NINE MONTHS
                                      ENDED DECEMBER 31,    ENDED DECEMBER 31,
                                     --------------------  --------------------
                                       1997       1996       1997       1996
                                     ---------  ---------  ---------  ---------
Sales..............................      100.0%     100.0%     100.0%     100.0%
Cost of sales......................       68.3       69.1       68.4       69.8
                                     ---------  ---------  ---------  ---------
     Gross profit..................       31.7       30.9       31.6       30.2
Selling expenses...................        9.6        9.8        9.7        9.9
General and administrative
  expenses.........................        7.6        7.8        7.6        7.9
                                     ---------  ---------  ---------  ---------
     Operating income..............       14.5       13.3       14.3       12.4
Interest expense...................        1.6        1.7        1.6        1.6
                                     ---------  ---------  ---------  ---------
     Pretax income.................       12.9       11.6       12.7       10.8
Income taxes.......................        4.9        4.3        4.8        4.0
                                     ---------  ---------  ---------  ---------
     Net income....................        8.0%       7.3%       7.9%       6.8%
                                     =========  =========  =========  =========

     Acquisitions in fiscal 1997 and 1998 are the primary causes of the absolute increases in revenues and expenses in the current periods when compared to the corresponding periods of the prior year. Each of the Company's acquisitions in fiscal 1997 and 1998 have been accounted for under the purchase method of accounting; accordingly, the Company's consolidated income statements reflect revenues and expenses of acquired businesses only for post acquisition periods.

     The following table sets forth the Company's 1997 and 1998 acquisitions (collectively, the "1997/98 Acquired Businesses") and indicates the period in which each business was acquired.

FISCAL 1997 ACQUISITIONS:
     Bridgetown Printing................         June 1996
     Garner Printing....................         July 1996
     Eagle Press........................         July 1996
     Mobility...........................      October 1996
     Theo Davis Sons....................      January 1997
     Direct Color.......................      January 1997

FISCAL 1998 ACQUISITIONS:
     Tucker Printers....................        April 1997
     The Etheridge Company..............         July 1997
     Georges and Shapiro Lithograph.....       August 1997
     Austin Printing....................    September 1997
     Geyer Printing Company.............      October 1997
     Superior Colour Graphics...........      October 1997
     The Otto Companies.................      October 1997
     Walnut Circle Press................     November 1997

     For more information regarding the Fiscal 1997 Acquisitions, refer to "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. For more information regarding the Fiscal 1998 Acquisitions, refer to the accompanying "Notes to Consolidated Financial Statements" included elsewhere herein.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1996.

     Sales increased 60% to $61.0 million for the three months ended December 31, 1997, from $38.2 million for the prior year comparable period. This increase is due to the addition of the 1997/98 Acquired Businesses and internal growth at the Company's other businesses. The internal growth resulted primarily from investments in equipment and technology, which increased production capacity at certain locations, combined with successful marketing efforts by all locations to increase market share.

     Gross profit increased 64% to $19.4 million for the three months ended December 31, 1997, from $11.8 million for the prior year comparable period, primarily due to the addition of the 1997/98 Acquired Businesses. Gross profit as a percentage of sales increased to 31.7% for the three months ended December 31, 1997, from 30.9% in the corresponding period of the prior year. This improvement generally reflects increased operating efficiencies from investments in equipment and technology and cost savings generated by the Company's greater purchasing power.

     Selling expenses increased 57% to $5.9 million for the three months ended December 31, 1997, from $3.8 million for the prior year comparable period, due to increased sales levels as discussed above. Selling expenses as a percentage of sales improved to 9.6% for the three months ended December 31, 1997, from 9.8% in the corresponding period of the prior year. This improvement reflects an average lower commission percentage generated by the 1997/98 Acquired Businesses as compared to the Company's historical percentage.

     General and administrative expenses increased 56% to $4.6 million for the three months ended December 31, 1997, from $3.0 million for the prior year comparable period. Substantially all of the increase was attributable to the 1997/98 Acquired Businesses. General and administrative expenses as a percentage of sales improved to 7.6% for the three months ended December 31, 1997, from 7.8% in the corresponding period of the prior year, primarily because increased sales contributed by the 1997/98 Acquired Businesses and internal growth was greater than the corresponding increase in the amount of overhead expenses.

     Interest expense increased to $1.0 million for the three months ended December 31, 1997, from $.6 million for the prior year comparable period, primarily due to increased borrowings under the Company's revolving credit facility to finance the cash portions of the purchase price of the 1997/98 Acquired Businesses.

     Effective income tax rates reflect an increase to 38% for the three months ended December 31, 1997, from 37% in the corresponding period of the prior year, due to the Company's growth by acquisition into states with higher income tax rates than those states in which the Company previously operated.

NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 1996.

     Sales increased 64% to $165.0 million for the nine months ended December 31, 1997, from $100.9 million for the prior year comparable period. This increase is due to the addition of the 1997/98 Acquired Businesses and internal growth at the Company's other businesses. The internal growth resulted from the Company's previously mentioned capital investments and marketing efforts.

     Gross profit increased 71% to $52.1 million for the nine months ended December 31, 1997, from $30.5 million for the prior year comparable period, primarily due to the addition of the 1997/98 Acquired Businesses. Gross profit as a percentage of sales increased to 31.6% for the nine months ended December 31, 1997, from 30.2% in the corresponding period of the prior year. This improvement generally reflects increased operating efficiencies from the Company's capital investments and cost benefits resulting from the Company's greater purchasing power.

     Selling expenses increased 60% to $16.0 million for the nine months ended December 31, 1997, from $10.0 million for the prior year comparable period, due to the aforementioned increased sales levels. Selling expenses as a percentage of sales improved to 9.7% for the nine months ended December 31, 1997, from 9.9% in the corresponding period of the prior year. This improvement reflects an average lower commission percentage generated by the 1997/98 Acquired Businesses as compared to the Company's historical percentage and an increase in non-commissioned "house" sales at certain locations.

     General and administrative expenses increased 57% to $12.5 million for the nine months ended December 31, 1997, from $8.0 million for the prior year comparable period, due to the addition of the 1997/98 Acquired Businesses. General and administrative expenses as a percentage of sales improved to 7.6% for the nine months ended December 31, 1997, from 7.9% in the corresponding period of the prior year, primarily because the previously mentioned increase in sales was greater than the corresponding increase in the amount of overhead expenses.

     Interest expense increased to $2.6 million for the nine months ended December 31, 1997, from $1.6 million for the prior year comparable period due to increased borrowings under the Company's revolving credit facility to finance the cash portions of the purchase price of the 1997/98 Acquired Businesses.

     Effective income tax rates reflect an increase to 38% for the nine months ended December 31, 1997, from 36.8% in the corresponding period of the prior year, due to the Company's growth by acquisition into states with higher income tax rates than those states in which the Company previously operated.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are for capital expenditures and acquisitions. Cash generated from operations was $20.2 million for the nine months ended December 31, 1997, while cash expended for purchases of property and equipment was $7.5 million for the same period. The remaining $12.7 million of operating cash flow and net borrowings of $17.7 million under the Company's revolving credit facility were the primary sources of funds used to complete the Fiscal 1998 Acquisitions.

     On June 5, 1997, the Company entered into a $100 million revolving credit agreement (the "Credit Agreement") with a six-member banking group. The Credit Agreement, which matures on May 31, 2000, replaced the Company's previous $50 million revolving credit arrangement.

     Loans outstanding under the Credit Agreement are unsecured and accrue interest, at the Company's option, at (1) the London Interbank Offered Rate (LIBOR) plus .50% to 1.50% based upon the Company's

Debt to Pro Forma EBITDA ratio as defined, redetermined quarterly, or (2) an alternate base rate based upon the bank's prime lending rate or Federal Funds effective rate. The Credit Agreement also provides for a commitment fee on available but unused amounts ranging from .10% to .35% per annum. On December 31, 1997, outstanding borrowings under the Credit Agreement were $46.4 million and were subject to an average interest rate of 6.57% per annum. Additionally, the Company is subject to certain covenants and restrictions and must meet certain financial tests as defined in the Credit Agreement. The Company believes that these restrictions do not adversely affect its acquisition strategy and is currently in compliance with such financial tests and other covenants as of December 31, 1997.

     Pursuant to an agreement between the Company and Komori America Corporation (the "Komori Agreement"), the Company has purchased four new printing presses (three in fiscal 1997 and one thus far in fiscal 1998) for approximately $10 million. The Komori Agreement provides certain volume purchase incentives and financing options under which the Company may, but is not obligated to, purchase up to $50 million of printing presses over its term. The Company has exercised the financing option in connection with the purchase of the first four presses, which provide for monthly principal and interest payments through 2006 at an average interest rate of 8.1%. Payment of the Company's obligations under the Komori Agreement is secured by the purchased presses. The Company is subject to no significant financial covenants or restrictions in connection with these obligations.

     The Company's remaining debt obligations generally consist of mortgages, equipment notes, promissory notes, an industrial revenue bond and two $5 million auxiliary revolving credit agreements, some of which contain financial covenants and restrictions. The most significant of these place certain restrictions on future borrowings and acquisitions above specified levels. The Company believes these restrictions do not adversely affect its acquisition strategy.

     Significant uses of capital by the Company since December 31, 1997, along with the Company's expectations for future capital expenditures and acquisitions, are as follows:

     Subsequent to December 31, 1997, the Company completed the following acquisitions: Columbia Lithograph in Los Angeles, California; Heath Printers in Seattle, Washington; StorterChilds Printing in Gainesville, Florida; and Fittje Bros. Printing in Colorado Springs, Colorado. To complete these acquisitions, the Company paid cash totaling approximately $10.6 million. The cash portion of these transactions were financed with borrowings under the Credit Agreement.

     The Company expects to make additional capital expenditures and acquisitions in fiscal 1998 using cash flow from operations and borrowings under the Credit Agreement. The Company currently has two nonbinding letters of intent to acquire Courier Printing in Nashville, Tennessee and Tursack Incorporated in Philadelphia, Pennsylvania.

     There can be no assurance that the Company will be able to acquire additional businesses on acceptable terms in the future. In addition, there can be no assurance that the Company will be able to establish, maintain or increase the profitability of any acquired business.

                          CONSOLIDATED GRAPHICS, INC.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     From time to time the Company is involved in litigation relating to claims arising in the normal course of business. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate. All other litigation in which the Company is currently involved is not believed by management to be significant to the Company's financial position or results of operations. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, the Company does not believe the ultimate outcome of any of these matters will have a material adverse effect on its business or financial position.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS.

     In October 1997 the Company issued 80,556 shares of its common stock to several persons in connection with the acquisition of Geyer Printing and Superior Colour Graphics. The issuance of such common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

               27 Edgar financial data schedules

     (b)  Reports on Form 8-K:

           (1) Form 8-K, filed October 3, 1997, in connection with the press releases announcing the Company's four new executive vice president positions and the completion of the acquisition of Geyer Printing.

           (2) Form 8-K, filed October 27, 1997, in connection with the press release announcing the completion of the acquisition of Superior Colour Graphics.

           (3) Form 8-K, filed November 3, 1997, in connection with the press releases announcing the Company's fiscal 1998 second quarter results and the completion of the acquisition of The Otto Companies.

           (4) Form 8-K, filed November 17, 1997, in connection with the press release announcing the completion of the acquisition of Walnut Circle Press.

           (5) Form 8-K, filed December 8, 1997, in connection with the press release announcing the signing of a nonbinding letter of intent to acquire ShorterChilds Printing.

           (6) Form 8-K, filed December 11, 1997, in connection with the press release announcing the signing of a nonbinding letter of intent to acquire Fittje Bros. Printing.

           (7) Form 8-K, filed December 22, 1997, in connection with the press release announcing the signing of a nonbinding letter of intent to acquire Courier Printing.

           (8) Form 8-K, filed January 15, 1998, in connection with the press releases announcing the signing of nonbinding letters of intent to acquire Heath Printers and the completion of the purchase of Columbia Lithograph.

           (9) Form 8-K, filed January 28, 1998, in connection with the press releases announcing the Company's fiscal 1998 third quarter results and the completion of the acquisitions of Storter Childs Printing and Heath Printers.

           (10) Form 8-K, filed February 2, 1998, in connection with the press release announcing the signing of a nonbinding letter of intent to acquire Tursack Incorporated.

           (11) Form 8-K, filed February 4, 1998, in connection with the press release announcing the completion of the acquisition of Fittje Bros. Printing.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT, CONSOLIDATED GRAPHICS, INC., HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          CONSOLIDATED GRAPHICS, INC.

                                                 (Registrant)

Dated:  February 11, 1998                 By:  /s/ HAROLD GAUBERT, JR.
                                                   HAROLD GAUBERT, JR.
                                               EXECUTIVE VICE PRESIDENT --
                                               FINANCE AND ADMINISTRATION,
                                             CHIEF FINANCIAL AND ACCOUNTING
                                                       OFFICER