Form 10-K
period 1998-03-31
CONSOLIDATED GRAPHICS INC /TX/
filed 1998-06-25
CIK 921500

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD
           FROM               TO              .

                         COMMISSION FILE NUMBER 0-24068
                            ------------------------
                           CONSOLIDATED GRAPHICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   TEXAS                                  76-0190827
       (STATE OR OTHER JURISDICTION            (IRS EMPLOYER IDENTIFICATION NO.)
     OF INCORPORATION OR ORGANIZATION)
        5858 WESTHEIMER, SUITE 200                           77057
              HOUSTON, TEXAS                              (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (713) 787-0977
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [X]     No____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 1998:

                  COMMON STOCK, $.01 PAR VALUE -- $664,561,272

  The number of shares outstanding of the issuer's common stock as of May 31,
                                     1998:

                   COMMON STOCK, $.01 PAR VALUE -- 12,982,882

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on or about July 29, 1998, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Consolidated Graphics, Inc. ("CGX" or the "Company"), headquartered in Houston, Texas, is one of the fastest growing printing companies in the United States. As a leading printing industry consolidator and the largest sheetfed commercial printer in the United States, the Company has expanded its operations to include 33 printing companies nationwide as of May 31, 1998. Each operation provides general commercial printing services relating to the production of annual reports, training manuals, product and capability brochures, direct mail pieces, catalogs and other promotional material, all of which tend to be recurring in nature. One operation also provides transaction-oriented financial printing services. Each printing business has an established operating history (ranging from 11 to 120 years), experienced management, solid customer relationships and a reputation for providing quality service and product.

     The Company's printing businesses sell to over 6,000 customers, including many major corporations, most of which are headquartered in the markets in which the Company operates. The Company believes that its broad customer base, extensive geographic coverage of the United States and wide range of printing capabilities and services reduce the Company's exposure to economic fluctuations that may generally affect segments of the printing industry or any one geographical area.

INDUSTRY BACKGROUND

     The printing industry is one of the largest and most fragmented industries in the United States, with total annual sales estimated at $103 billion. The printing services market includes general commercial printing, financial printing, printing and publishing of books, quick printing and production of business forms and greeting cards. Within the printing services market, the Company primarily serves the commercial and financial printing sectors. Based on available industry data, commercial printing services generate approximately $73 billion in annual U.S. sales.

     Despite its size, the commercial printing sector is highly fragmented, with over 37,000 companies in operation today, the majority of which are privately owned and locally operated. While these operations are involved in various aspects of commercial printing, the size and fragmented nature of the industry contributed to the development of the Company's acquisition strategy described below.

BUSINESS STRATEGY

     The commercial printing industry is characterized by a significant number of locally oriented, privately-held businesses, many of which are viable acquisition prospects. Owners' impetus to sell their printing businesses results from various factors, including the need to increase their personal financial liquidity, plans to retire or a desire to access the financial capital and other operating strengths the Company has to offer in order to grow the business. Because there are relatively few buyers with adequate financing and management expertise who desire to acquire these types of printing companies, the Company has been and expects to continue to be able to execute its acquisition strategy at prices it considers to be reasonable.

     The Company believes a large part of its success results from its ability to combine the service and responsiveness of a locally oriented printing company with the critical mass and economic advantages of a large organization. The Company plans to continually enhance the competitiveness and profitability of each acquired printing business through investments in new equipment and technology, management training, economies of scale and financial strength. Utilizing these operating resources, the Company's printing businesses continue to operate autonomously, maintaining and building relationships with buyers of printing services in their respective markets.

     The principal advantages of the Company's strategy are as follows:

      o MARGIN IMPROVEMENT. Through the use of company-wide master purchasing arrangements for principal supplies such as paper, plates, film and ink, each printing business can receive the benefit of volume discounts which may significantly improve its gross margin. The combined purchasing power also results in more favorable pricing for investments in technology and capital equipment. In addition, centralization of certain administrative services, such as purchasing and human resources support, risk management, treasury and information systems, can further improve operating margins.

      o STRATEGIC COUNSEL. Many of the acquisition candidates are privately-held businesses, which by their nature typically place heavy demands on the management skills of the proprietor. The Company provides strategic counsel and professional management techniques to the management of its acquired companies in such areas as planning, organization, controls, accounting and finance and regulatory compliance, resulting in improved efficiency and competitive advantages.

      o FLEXIBLE SERVICE. The wide range of equipment capabilities of its various printing businesses provides CGX with greater flexibility to meet customer needs than is available to a company with a single operation. From time to time, to meet customers' needs, the various printing businesses work together when an individual operation does not have the necessary equipment or capacity to perform a particular project. This allows one of the Company's printing businesses to compete economically for a project it might otherwise have been unable to obtain.

      o MANAGEMENT DEVELOPMENT. The Company has historically been committed, beyond industry custom, to recruiting, training and developing recent college graduates as printing sales and management professionals. The Company has designed a structured program to give hands-on experience in all areas of manufacturing and management, as well as develop the skills necessary for these professionals to lead the Company's printing businesses in the future. These professionals are a key factor contributing to the Company's ability to provide a high degree of quality customer service and maximize profitability.

     By taking advantage of the above benefits, the Company's printing businesses are able to increase operating efficiencies and become one of the lowest-cost providers of quality printing services in the markets they serve. As such, the Company has historically improved the operating margins of each printing business it has acquired.

     In fiscal 1998, the Company continued to expand nationally by adding 13 new printing businesses, and now operates in 26 of the major printing markets in the United States. The Company plans to continue its aggressive acquisition efforts to further penetrate existing markets and expand into other attractive markets.

THE PRINTING COMPANIES

     The Company's 33 printing businesses are all operated as wholly-owned subsidiaries. Commercial printing involves the production of a wide range of marketing, investor relations and technical materials for a variety of customers including corporations, mutual fund companies, advertising agencies, graphic design firms and direct mail and catalog retailers. The services provided by the Company's printing businesses include digital imaging, printing and distribution of commercial and corporate documents, including training manuals, multicolor product and capability brochures, direct mail pieces, catalogs, shareholder communications and other information requested by its customers and produced to their specifications. Most of these projects are recurring in nature. In addition to commercial printing, one operation also provides transaction-oriented financial printing services. In its financial printing business, the Company typesets, prints and distributes financial documents which are used for specific business transactions, including registration statements, information statements and quarterly and annual reports filed with the Securities and Exchange Commission.

     The following table lists the business name of the Company's principal operating companies as of May 31, 1998, along with the primary markets they serve and the dates of their founding and acquisition by the Company.

                                                                            CALENDAR      FISCAL YEAR
                                                                              YEAR         ACQUIRED
                NAME                            PRIMARY MARKET              FOUNDED         BY CGX
-------------------------------------   -------------------------------     --------      -----------
Western Lithograph...................   Houston, Texas                        1960            1986
Grover Printing......................   Houston, Texas                        1974            1988
Tewell Warren Printing...............   Denver, Colorado                      1962            1989
Chas. P. Young Company...............   Houston, Texas                        1953            1991
Gritz-Ritter Graphics................   Denver, Colorado                      1973            1995
The Jarvis Press.....................   Dallas, Texas                         1951            1995
Frederic Printing....................   Denver, Colorado                      1878            1995
Clear Visions........................   San Antonio, Texas                    1981            1996
Heritage Graphics....................   Phoenix, Arizona                      1979            1996
Emerald City Graphics ...............   Seattle, Washington                   1981            1996
Precision Litho......................   San Diego, California                 1981            1996
Tulsa Litho..........................   Tulsa, Oklahoma                       1935            1996
Bridgetown Printing..................   Portland, Oregon                      1902            1997
Garner Printing......................   Des Moines, Iowa                      1928            1997
Eagle Press..........................   Sacramento, California                1987            1997
Mobility.............................   Richmond, Virginia                    1969            1997
Theo Davis Sons .....................   Raleigh-Durham, North Carolina        1945            1997
Direct Color.........................   Long Beach, California                1963            1997
Tucker Printers......................   Rochester, New York                   1960            1998
The Etheridge Company................   Grand Rapids, Michigan                1904            1998
Georges and Shapiro..................   Sacramento, California                1983            1998
Austin Printing......................   Atlanta, Georgia                      1967            1998
Geyer Printing.......................   Pittsburgh, Pennsylvania              1909            1998
Superior Colour Graphics.............   Kalamazoo, Michigan                   1932            1998
The Otto Companies...................   Springfield, Massachusetts            1879            1998
Walnut Circle Press..................   Greensboro, North Carolina            1977            1998
Columbia Color.......................   Los Angeles, California               1938            1998
StorterChilds Printing...............   Gainesville, Florida                  1947            1998
Heath Printers.......................   Seattle, Washington                   1954            1998
Fittje Bros. Printing................   Colorado Springs, Colorado            1972            1998
Courier Printing.....................   Nashville, Tennessee                  1928            1998
Tursack, Inc.........................   Philadelphia, Pennsylvania            1959            1999
Image Systems........................   Milwaukee, Wisconsin                  1987            1999

CUSTOMERS

     CGX is one of the leading general commercial printers in the United States. Due to the project-oriented nature of customers' printing requirements, sales to particular customers may vary significantly from year to year depending, among other things, upon the number and size of their projects. During fiscal 1998, the Company's top ten customers accounted for 13% of total sales, none of which were individually more than 3%.

MARKETING AND SALES

     The Company's business is service-oriented, and its primary marketing focus is on responding rapidly to customer requirements and producing high quality printed materials at competitive prices. Rapid responsiveness is essential because of the short lead time on most printing jobs handled by CGX. The Company's printing operations are designed to maintain maximum flexibility to meet customer needs, both on a scheduled and an emergency basis. Each printing business targets those projects that its management believes will best utilize its equipment and expertise profitably.

     Commercial printing requires a substantial amount of interaction with customers, including personal sales calls, art work and computer disk reviews, reviews of color proofs and "press checks" (customer approval of the printed piece while it is being printed). Through its salespeople and other management professionals, the Company maintains strict control of the printing process from the time a prospective customer is identified through the scheduling, prepress, printing and postpress operations. Because of the costs involved and the level of customer interaction required, projects having small to medium size print runs, as well as time-sensitive projects of any size, are almost always produced locally. The Company's financial printing operation is used primarily by customers located throughout Texas and by customers of other CGX companies located outside of Texas because of the limited availability of this type of service in many markets.

     The Company employs over 280 salespeople, all of whom are knowledgeable about the industry and the capabilities of the printing businesses which they serve. The Company's sales philosophy stresses frequent sales calls on existing customers and constant marketing for new customers. Management of CGX's printing businesses emphasizes to their customers the breadth and sophistication of their operation's printing capability, the speed and quality of its service and the personal attention offered by their sales, management and production personnel. In addition to soliciting business from existing and prospective customers, the salespeople act as liaisons between customers and those in charge of production and provide technical advice and assistance to customers throughout the printing process.

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

     Most of CGX's presses are large, sheet-fed, 40-inch presses, which are typically capable of printing 16 pages of letter-sized finished product on a 28 by 40-inch sheet of paper with eight pages on each side (known as a 16-page "signature"). These sheet-fed presses are capable of simultaneously printing up to one, two, four, five, six or eight colors. As of May 31, 1998, the Company operated 123 sheet-fed presses capable of running at standard press speeds of up to 15,000 impressions per hour. The Company also operates higher production half-size and full-size web presses at six facilities. These presses start with a roll of paper at one end and may print up to 32-page signatures on both sides of the paper at maximum speeds of up to 50,000 impressions per hour. Such presses are also capable of folding, gluing, or perforating a printed product.

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

     The Company's scheduling flexibility allows it to consistently react swiftly to its customers' requirements. Because of the typical need for rapid production of printing projects, from conception through delivery, the Company must maintain physical plant and customer service staff which allow it to maximize work loads when called upon to do so. Consequently, the Company's printing businesses do not always operate at full capacity.

     One of the most significant technological advancements in the commercial printing industry in recent years has been in the computerization of the prepress area. The Company believes its highly advanced electronic prepress capabilities give it a competitive advantage in the marketplace. The Company has a program to continually evaluate its electronic prepress needs and, perhaps more importantly, the growing expectations of its customers in this area. Pursuant to this program, the Company has added electronic prepress operations to substantially all of its operations and expects to continually upgrade the prepress area at its current printing businesses and those likely to be acquired in the future.

     The Company also continuously reviews its printing equipment needs and evaluates advances in computer software, hardware and peripherals, computer networking and telecommunication systems as they relate to the Company's operations. During fiscal 1999, the Company anticipates making additional capital expenditures for equipment to add production capacity and further streamline operations at many of its printing businesses.

MANAGEMENT DEVELOPMENT PROGRAM

     Management believes that the successful implementation of the Company's growth strategy depends in part on its ability to continue to employ qualified, well-trained, sales and management professionals. To address this need, the Company created a unique Management Development Program ("MDP") whereby the Company recruits, at the college campus level, individuals management believes display the characteristics necessary to lead one of the Company's printing businesses at some future date. There are 105 persons who have graduated from or are currently participating in the MDP.

     The Company implemented the MDP because traditional printing industry hiring and training practices were generally neither sophisticated nor effective. Historically, printing companies hired either non-industry experienced employees to whom they provided little or no formal training, or those sales or management personnel with industry experience who were unemployed at the time or lured by above-market wages.

     Management of the Company's printing businesses devotes a great deal of time and attention to the training of employees. Certain aspects of the MDP are specially tailored to the needs of each company. The program is constantly being re-evaluated and improved based on the experiences of recent participants and observations of training personnel. In recruiting for the program, the Company targets recent college graduates, who typically do not have a printing or graphics background, from major universities near its printing businesses.

     The MDP is a structured program divided into three distinct phases; manufacturing, managerial and on-the-job. The first phase includes a one-week introduction to printing where participants learn the terminology of the industry. It continues with in-depth technical training in the manufacturing process. The instruction is highly structured and includes rotations in each department within the manufacturing process, including paper, ink, prepress, press, bindery and shipping. Following the rotation through the plant, the training shifts to the production office with introductions to estimating, production planning, purchasing and customer service. The second phase of the program focuses on operations management and selling. It consists of three-month rotations through several different areas, including production, planning, purchasing, estimating, customer service, accounting and outside sales. During the rotations through these departments, the participant performs job requirements as stipulated by the program's required activities.

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

     The Company does not have employment contracts with participants in its training program. Nevertheless, the Company believes it has been able to retain program participants by offering compensation comparable to that attainable from other local printing businesses and by providing what the Company considers to be greater opportunities for advancement than may be available at its competitors. There can be no assurance, however, that the Company will be able to attract or retain program participants in the future.

     While other printing businesses may offer sales and management training to their employees, management believes the Company is the only printing business of its size offering a highly focused, comprehensive and extensive training program with opportunities for upward mobility. The participants are highly motivated and bring an increased level of professionalism and performance to the Company's sales and management team.

PURCHASING AND RAW MATERIALS

     The Company purchases various materials, including paper, prepress supplies, ink, chemicals, solvents, glue and wire, from a number of national and local suppliers. The Company uses a two-tiered approach to purchasing which recognizes the economies associated with its size while maintaining the local efficiencies and time sensitivity associated with its role as a service organization. Master purchasing arrangements are negotiated centrally with major suppliers and manufacturers and communicated to the printing businesses. The printing businesses then order the goods and services needed in accordance with the terms set forth in the master purchasing arrangements, if applicable, or on a local basis. The master purchasing arrangements are reviewed regularly to take advantage of the greater purchasing power that results from the Company's expanding operations. The printing businesses provide input on market conditions, local supplier service and product developments which enable the Company to continually maximize the benefits of its master purchasing arrangements.

     PAPER. The majority of the Company's paper supply is distributed through merchant organizations. There are four merchant organizations that are considered national in scope and numerous regional organizations that serve one or more of CGX's printing businesses. The Company's purchasing arrangements are made both with the mills, which produce paper, and the merchants, who distribute most of the paper produced by the mills. These arrangements typically provide for volume-related discounts and additional periodic rebates based on the total amount of purchases made by the Company from each mill and/or merchant.

     PREPRESS SUPPLIES. Prepress supplies consist of film, plates and proofing materials. While there are a limited number of key manufacturers of these materials, the Company generally purchases its prepress supplies through national and regional dealers. Volume-related discounts and incentive arrangements are obtained from manufacturers based on purchases from the regional dealers.

COMPETITION

     The Company's operating businesses compete with a substantial number of other commercial printers. Because of the nature of CGX's operations, most of the Company's competition is confined to individual local printing markets. The major competitive factors in the Company's commercial printing business are the extent and quality of customer service, the quality of finished products and price. Customer service often is dependent on production and distribution capabilities and availability of equipment which is appropriate in size and function for a given project. In addition, competition in commercial printing is based upon the ability to perform the services described with speed and accuracy. Price and the quality of supporting services are also important in this regard. The Company believes its printing businesses compete effectively on all of these bases.

EMPLOYEES

     At May 31, 1998, the Company had approximately 2,400 employees throughout its organization, of which approximately 240 were subject to individual collective bargaining agreements. The Company believes that its relations with its employees, including those covered by the collective bargaining agreements, are satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are the executive officers of the Company, together with their positions and ages:

                NAME                    AGE                            POSITION
-------------------------------------   ----  -----------------------------------------------------------
Joe R. Davis.........................    55   Chairman and Chief Executive Officer
G. Christopher Colville..............    40   Executive Vice President -- Mergers and Acquisitions, Chief
                                                Financial and Accounting Officer, and Secretary

     JOE R. DAVIS has been the President and Chief Executive Officer of the Company since he founded it in 1985. Prior to forming CGX, Mr. Davis was formerly employed by a division of International Paper Company. He had also previously served as a partner of Arthur Andersen LLP, an accounting firm.

     G. CHRISTOPHER COLVILLE joined the Company in September 1994 as Vice President -- Mergers and Acquisitions and was initially appointed to the additional position of Chief Financial and Accounting Officer in January 1996. He served as Financial Accounting and Reporting Manager for Trident NGL Holding, Inc. for three years prior to joining the Company and prior thereto as an accounting and audit manager for Arthur Andersen LLP. Mr. Colville is a certified public accountant.

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

ITEM 2.  PROPERTIES AND FACILITIES

     As of May 31, 1998, the Company's principal facilities consisted primarily of printing facilities that contain production, storage and office space. All facilities leases are with unaffiliated third parties except for certain facilities leased in Atlanta, Georgia; Henrietta, New York; Pittsburgh, Pennsylvania; and Smyrna, Tennessee, which are leased from the former owners and current employees of four of the Company's printing businesses.

     The following table sets forth information relating to the principal facilities owned or leased by the Company:

                                         APPROXIMATE
              LOCATION                 SQUARE FOOTAGE
-------------------------------------  ---------------
OWNED
     Phoenix, Arizona                       21,200
     Sacramento, California                 21,000
     Santa Fe Springs, California           24,000
     Vista, California                      38,000
     Aurora, Colorado                      110,000
     Denver, Colorado                       20,000
     Gainesville, Florida                   20,000
     Des Moines, Iowa                       38,000
     Springfield, Massachusetts             25,000
     Grand Rapids, Michigan                 60,000
     Kalamazoo, Michigan                    31,000
     Zebulon, North Carolina                24,000
     Morgantown, Pennsylvania               60,000
     Murfreesboro, Tennessee                60,000
     Dallas, Texas                          25,000
     Houston, Texas                        133,000
     Richmond, Virginia                     22,000
                                       ---------------
                                           732,200
                                       ===============
LEASED
     Phoenix, Arizona                        8,800
     Long Beach, California                 30,000
     Sacramento, California                 25,500
     Vista, California                      28,000
     Boulder, Colorado                      18,000
     Colorado Springs, Colorado             16,200
     Atlanta, Georgia                       19,000
     Des Moines, Iowa                        9,200
     Kalamazoo, Michigan                     2,800
     Greensboro, North Carolina             23,500
     Henrietta, New York                    60,000
     Tulsa, Oklahoma                        22,000
     Portland, Oregon                       18,000
     Morgantown, Pennsylvania               60,000
     Pittsburgh, Pennsylvania               54,000
     Smyrna, Tennessee                      70,000
     Dallas, Texas                          41,300
     Harlingen, Texas                       35,000
     San Antonio, Texas                     42,500
     Richmond, Virginia                     10,000
     Kent, Washington                       47,300
     Seattle, Washington                    28,600
     Menomonee Falls, Wisconsin             30,000
                                       ---------------
                                           699,700
                                       ===============

     In addition to the 1,431,900 square feet of owned and leased property described above, the Company also owns a 63,000 square-foot building in Houston, Texas. The Company leases 44,000 square feet of this facility to a third party under a lease expiring in 2003. The remaining space in this facility is used by the Company for storage. The Company also leases approximately 11,000 square feet of office space in Houston. The Company believes its facilities are suitable for their present and intended purposes and are adequate for the Company's current level of operations.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate. Currently, the Company is not aware of any legal proceedings or claims pending against the Company that management believes will have a material adverse effect on its consolidated financial position or consolidated results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange (symbol: CGX). Prior to January 29, 1997, the Company's common stock was listed on the Nasdaq National Market (symbol: COGI). As of May 31, 1998, there were 134 shareholders of record and, based on security position listings, the Company believes that it has in excess of 4,000 beneficial owners.

     The table below reflects the range of the high and low sales prices for the Company's common stock by quarter, after giving effect as applicable to a two-for-one stock split on January 10, 1997.

    FISCAL 1998 -- QUARTER ENDED:        HIGH        LOW
-------------------------------------  ---------  ---------
June 30, 1997........................     43.250     23.875
September 30, 1997...................     53.500     38.625
December 31, 1997....................     56.188     43.188
March 31, 1998.......................     59.250     36.375

    FISCAL 1997 -- QUARTER ENDED:        HIGH        LOW
-------------------------------------  ---------  ---------
June 30, 1996........................     13.375      8.313
September 30, 1996...................     12.750      9.125
December 31, 1996....................     29.000     11.375
March 31, 1997.......................     34.250     24.500

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

     During fiscal 1998, the Company issued 317,713 shares of its common stock valued at approximately $16.4 million to several persons as partial consideration in connection with the acquisition of four printing companies, and also issued 13,334 shares pursuant to an earnout agreement entered into in connection with a prior year acquisition. The issuance of such common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving a public offering.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                          YEAR ENDED MARCH 31
                                       ---------------------------------------------------------
                                          1998         1997        1996       1995       1994
                                       -----------  -----------  ---------  ---------  ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Sales................................  $   231,282  $   144,082  $  85,133  $  57,166  $  48,643
Cost of sales........................      157,906      100,197     61,237     39,821     33,916
                                       -----------  -----------  ---------  ---------  ---------
     Gross profit....................       73,376       43,885     23,896     17,345     14,727
Selling expenses.....................       22,365       14,223      8,532      5,731      4,923
General and administrative
  expenses...........................       17,628       11,330      6,873      4,313      3,469
Restructuring charge(1)..............       -            -           1,500      -          -
                                       -----------  -----------  ---------  ---------  ---------
     Operating income................       33,383       18,332      6,991      7,301      6,335
Interest expense, net................        3,720        2,305        860        427      1,018
                                       -----------  -----------  ---------  ---------  ---------
     Income before income taxes......       29,663       16,027      6,131      6,874      5,317
Income taxes.........................       11,273        5,927      2,146      2,392      1,806
                                       -----------  -----------  ---------  ---------  ---------
     Net income......................       18,390       10,100      3,985      4,482      3,511
Dividends on redeemable preferred
  stock..............................       -            -           -             45        210
Accretion in value of redeemable
  preferred stock and warrant........       -            -           -          -            347
                                       -----------  -----------  ---------  ---------  ---------
     Net income available to common
        shareholders.................  $    18,390  $    10,100  $   3,985  $   4,437  $   2,954
                                       ===========  ===========  =========  =========  =========
Basic earnings per share(2)..........  $      1.46  $       .83  $     .36  $     .46  $     .53
                                       ===========  ===========  =========  =========  =========
Diluted earnings per share(2)........  $      1.40  $       .81  $     .35  $     .45  $     .45
                                       ===========  ===========  =========  =========  =========

                                                               MARCH 31
                                       ---------------------------------------------------------
                                          1998         1997        1996       1995       1994
                                       -----------  -----------  ---------  ---------  ---------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital......................  $    27,869  $    22,080  $  18,855  $  13,797  $   7,918
Property and equipment, net..........      135,892       85,643     50,591     35,504     19,910
Total assets.........................      237,645      135,720     87,809     60,288     36,809
Long-term debt, net of current
  portion............................       73,030       39,321     20,105      8,820     13,470
Redeemable preferred stock and
  warrant............................       -            -           -          -          3,347
Common shareholders' equity..........      105,332       66,447     49,876     38,170      8,981

------------

(1) Relates to direct and incremental costs associated with the merger of two of the Company's Houston subsidiaries, the net effect of which was to reduce net income available to common shareholders by $975 after-tax and both basic and diluted earnings per share by $.09.

(2) Restated as applicable for a two-for-one stock split on January 10, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSIONS CONTAIN FORWARD-LOOKING INFORMATION. READERS ARE CAUTIONED THAT SUCH INFORMATION INVOLVES RISKS AND UNCERTAINTIES, INCLUDING THOSE CREATED BY GENERAL MARKET CONDITIONS, COMPETITION AND THE POSSIBILITY THAT EVENTS MAY OCCUR WHICH LIMIT THE ABILITY OF THE COMPANY TO MAINTAIN OR IMPROVE ITS OPERATING RESULTS OR EXECUTE ITS PRIMARY GROWTH STRATEGY OF ACQUIRING ADDITIONAL PRINTING BUSINESSES. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE, AND THERE CAN THEREFORE BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN WILL PROVE TO BE ACCURATE. THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

GENERAL

     The Company's sales are derived from the production and sale of customized printed materials by its printing businesses. All of the printing businesses provide general commercial printing services relating to the production of annual reports, training manuals, product and capability brochures, direct mail pieces, catalogs and other promotional material, all of which tend to be recurring in nature. In addition, one operation also provides transaction-oriented financial printing services. Each printing business has its own sales, estimating, customer service, prepress, production, postpress and accounting departments. The Company's headquarters provides its printing businesses with certain administrative services, such as purchasing and human resources support, and maintains centralized risk management, treasury, investor relations and consolidated financial reporting activities.

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

     The Company's consolidated financial results in a given period may be affected by the timing and magnitude of acquisitions. The Company's consolidated operating income margins in the periods following a significant acquisition (or series of acquisitions) may be lower than historically reported consolidated margins depending upon the timing and extent to which an acquired business is able to adapt to and implement the Company's management practices.

     The Company's printing businesses compete in the general commercial and financial printing sectors, which are characterized by individual orders from customers for specific printing projects rather than long-term contracts. Continued engagement for successive jobs is dependent upon, among other things, the customer's satisfaction with the services provided. As such, the Company is unable to predict, for more than a few weeks in advance, the number, size and profitability of printing jobs it expects to produce.

RESULTS OF OPERATIONS

     The following table sets forth the Company's historical income statements and certain percentage relationships for the periods indicated:

                                                                           AS A PERCENTAGE OF SALES
                                                                        -------------------------------
                                             YEAR ENDED MARCH 31              YEAR ENDED MARCH 31
                                       -------------------------------  -------------------------------
                                         1998       1997       1996       1998       1997       1996
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                (IN MILLIONS)
Sales................................  $   231.3  $   144.1  $    85.1      100.0%     100.0%     100.0%
Cost of sales........................      157.9      100.2       61.2       68.3       69.5       71.9
                                       ---------  ---------  ---------  ---------  ---------  ---------
     Gross profit....................       73.4       43.9       23.9       31.7       30.5       28.1
Selling expenses.....................       22.4       14.2        8.5        9.7        9.9       10.0
General and administrative
  expenses...........................       17.6       11.4        6.9        7.6        7.9        8.1
Restructuring charge.................     --         --            1.5         --         --        1.8
                                       ---------  ---------  ---------  ---------  ---------  ---------
     Operating income................       33.4       18.3        7.0       14.4       12.7        8.2
Interest expense, net................        3.7        2.3        0.9        1.6        1.6        1.0
                                       ---------  ---------  ---------  ---------  ---------  ---------
     Income before income taxes......       29.7       16.0        6.1       12.8       11.1        7.2
Income taxes.........................       11.3        5.9        2.1        4.9        4.1        2.5
                                       ---------  ---------  ---------  ---------  ---------  ---------
     Net income......................  $    18.4  $    10.1  $     4.0        7.9%       7.0%       4.7%
                                       =========  =========  =========  =========  =========  =========

     Acquisitions in fiscal 1996, 1997 and 1998 are the primary causes of the absolute increases in revenues and expenses each year since fiscal 1996. Each of the Company's acquisitions in fiscal 1996, 1997 and 1998 were accounted for under the purchase method of accounting; accordingly, the Company's consolidated income statements reflect revenues and expenses of acquired businesses only for post-acquisition periods.

     The following table sets forth the Company's fiscal 1996, 1997 and 1998 acquisitions and indicates the period in which each business was acquired.

FISCAL 1996 ACQUISITIONS (THE "1996 ACQUISITIONS")
Clear Visions........................   August 1995
Heritage Graphics....................   September 1995
Emerald City Graphics................   February 1996
Precision Litho......................   February 1996
Tulsa Litho..........................   March 1996

FISCAL 1997 ACQUISITIONS (THE "1997 ACQUISITIONS")
Bridgetown Printing..................   June 1996
Garner Printing......................   July 1996
Eagle Press .........................   July 1996
Mobility ............................   October 1996
Theo Davis Sons .....................   January 1997
Direct Color.........................   January 1997

FISCAL 1998 ACQUISITIONS (THE "1998 ACQUISITIONS")
Tucker Printers......................   April 1997
The Etheridge Company................   July 1997
Georges and Shapiro..................   August 1997
Austin Printing......................   September 1997
Geyer Printing.......................   October 1997
Superior Colour Graphics.............   October 1997
The Otto Companies...................   October 1997
Walnut Circle Press..................   November 1997
Columbia Color.......................   January 1998
StorterChilds Printing...............   January 1998
Heath Printers.......................   January 1998
Fittje Bros. Printing................   February 1998
Courier Printing.....................   March 1998

     The 1996 Acquisitions affected 1997 results, as compared to 1996, because they were under ownership for a full fiscal year. The 1997 Acquisitions affected 1997 results, as compared to 1996, for the portion of the year after their respective dates of acquisition and affected 1998 results, as compared to 1997, because they were under ownership for a full fiscal year. Similarly, the 1998 Acquisitions affected 1998 results, as compared to 1997, for the portion of the fiscal year after their respective dates of acquisition.

FISCAL 1998 COMPARED WITH FISCAL 1997

     Sales increased 61% to $231.3 million in 1998 from $144.1 million in 1997. This increase is due to the incremental revenue contribution of the 1997 Acquisitions and 1998 Acquisitions (together, the "1997/1998 Acquired Businesses") and internal growth at the Company's other businesses. The internal growth resulted primarily from investments in equipment and technology, which increased production capacity at certain locations, combined with marketing efforts by all locations to increase market share.

     Gross profit increased 67% to $73.4 million in 1998 from $43.9 million in 1997, primarily due to the addition of the 1997/98 Acquired Businesses. Gross profit as a percentage of sales increased to 31.7% in 1998 from 30.5% in 1997. This improvement generally reflects increased operating efficiencies from the Company's capital investments and cost savings generated by the Company's greater purchasing power.

     Selling expenses increased 57% to $22.4 million in 1998 from $14.2 million in 1997 due to the increased sales levels discussed above. Selling expenses as a percentage of sales improved to 9.7% in 1998 from 9.9% in 1997. This improvement reflects a lower average commission percentage generated by the 1997/98 Acquired Businesses as compared to the Company's historical percentage and an increase in non-commissioned "house" sales at certain locations.

     General and administrative expenses increased 56% to $17.6 million in 1998 from $11.4 million in 1997 due primarily to the addition of the 1997/98 Acquired Businesses. General and administrative expenses as a percentage of sales improved to 7.6% in 1998 from 7.9% in 1997. This improvement is due to the previously mentioned increase in sales exceeding the increase in the amount of overhead expenses necessary to support such additional sales, and also reflects the Company's ongoing efficiency initiatives.

     Interest expense increased to $3.7 million in 1998 from $2.3 million in 1997 due to a net increase in borrowings under the Company's revolving credit facility. Such borrowings were a supplement to cash flow to finance the cash portions of the purchase price of the 1997/98 Acquired Businesses.

     Effective income tax rates increased to 38% in 1998 from 37% in 1997 due to the Company's continued growth by acquisition into states with higher income tax rates than those states in which the Company previously operated.

FISCAL 1997 COMPARED WITH FISCAL 1996

     Sales increased 69% to $144.1 million in 1997 from $85.1 million in 1996, primarily due to the effects of the 1996 Acquisitions and the 1997 Acquisitions (together, the "1996/97 Acquired Businesses"). Internal growth at the
Company's existing printing businesses also contributed to the overall increase in 1997 sales, offset partially by lower web printing sales resulting from and immediately prior to the consolidation of certain Houston operations in late 1996.

     Gross profit increased 84% in 1997 to $43.9 million from $23.9 million in 1996, primarily due to the addition of the 1996/97 Acquired Businesses. Gross profit as a percentage of sales increased to 30.5% in 1997 from 28.1% in 1996. This increase was attributable to operating efficiencies gained through economies of scale, investments in equipment and technology and a reduction in lower-margin web printing sales.

     Selling expenses increased 67% to $14.2 million in 1997 from $8.5 million in 1996 due to increased sales levels as discussed above. Selling expenses as a percentage of sales improved slightly to 9.9% in 1997 from 10.0% in 1996.

     General and administrative expenses increased 65% to $11.4 million in 1997 from $6.9 million in 1996, primarily due to the addition of the 1996/97 Acquired Businesses and an increase in the Company's corporate staffing. In 1997, the Company increased its corporate staff in order to focus the resources necessary to quickly implement the benefits of its master purchasing arrangements and other operating efficiencies at its acquired businesses. General and administrative expenses as a percentage of sales improved to 7.9% in 1997 from 8.1% for 1996 primarily because the increased sales contributed by the 1996/97 Acquired Businesses and internal growth was greater than the corresponding increase in overhead necessary to sustain such increased sales levels.

     Interest expense increased to $2.3 million in 1997 from $.9 million in 1996 due to additional borrowings under the Company's revolving credit facility to finance the cash portions of the purchase price of the 1996/97 Acquired Businesses, debt assumed in connection therewith and debt incurred to finance certain capital expenditures.

     Effective income tax rates increased to 37% in 1997 from 35% in 1996 due to the Company's growth by acquisition into states with higher income tax rates than those states in which the Company previously had operations.

LIQUIDITY AND CAPITAL RESOURCES

  LIQUIDITY

     The Company's primary cash uses are for capital expenditures, acquisitions and payments on long-term debt incurred to finance certain equipment purchases or assumed in connection with certain acquisitions. Cash utilized for capital expenditures, which relate primarily to the purchase of new equipment, was $10.6 million in 1998, $10.2 million in 1997, and $6.0 million in 1996. Cash utilized to complete acquisitions totaled $42.8 million in 1998, compared to $17.5 million in 1997 and $10.2 million in 1996. Payments on long-term debt were $5.3 million in 1998, $2.7 million in 1997 and $1.2 million in 1996. In total, the Company's cash requirements for capital expenditures, acquisitions and debt service were $58.7 million in 1998, $30.4 million in 1997 and $17.4 million in 1996.

     The Company financed its capital requirements through internally generated funds and borrowings under its revolving credit facility (see below). Cash flow generated from operations (net income plus depreciation, amortization and deferred tax provision) grew to $31.6 million in 1998, compared to $16.9 million in 1997 and $9.3 million in 1996. Net incremental borrowings under its revolving credit facility were $26.2 million in 1998, $12.4 million in 1997 and $11.3 million in 1996. Debt incurred directly to finance equipment purchases was $6.3 million in 1998 and $6.8 million in 1997.

     In connection with the acquisition of certain printing businesses, the Company issued 317,713 shares of its common stock in 1998, 355,560 shares in 1997 and 849,316 shares in 1996. Additionally, pursuant to certain acquisitions, the Company assumed or issued debt totaling $6.3 million, $4.1 million and $1.1 million in 1998, 1997 and 1996.

  CAPITAL RESOURCES

     In June 1997, the Company entered into a $100 million revolving credit agreement (the "Credit Agreement") with a six-member banking group. Loans outstanding under the Credit Agreement are unsecured and accrue interest, at the Company's option, at (1) the London Interbank Offered Rate (LIBOR) plus .50% to 1.50% based upon the Company's Debt to Pro Forma EBITDA ratio as defined, redetermined quarterly, or (2) an alternate base rate based upon the bank's prime lending rate or Federal Funds effective rate. The Credit Agreement also provides for a commitment fee on available but unused amounts ranging from .10% to .35% per annum. The Credit Agreement matures on May 31, 2000, at which time all amounts outstanding thereunder are due. At March 31, 1998, outstanding borrowings under the Credit Agreement were $54.9 million and were subject to an average interest rate of 6.25% per annum.

     The Company is subject to certain covenants and restrictions and must meet certain financial tests pursuant to and as defined in the Credit Agreement. The Company believes that these restrictions do not adversely affect its acquisition or operating strategies, and that it was in compliance with such financial tests and other covenants at March 31, 1998.

     In 1996 the Company entered into an agreement with Komori America Corporation (the "Komori Agreement"), pursuant to which the Company may, but is not obligated to, purchase up to $50 million of printing presses over its term. The Komori Agreement provides certain volume purchase incentives and long-term financing options. As of March 31, 1998, the Company was obligated on term notes related to the Komori Agreement totalling $8.4 million. These term notes provide for fixed monthly principal and interest payments through 2007 at an average interest rate of 8.1%, and are secured by the purchased presses. The Company is not subject to any significant financial covenants or restrictions in connection with these obligations.

     The Company's remaining debt obligations generally consist of mortgages, capital leases, promissory notes, an industrial revenue bond and two $5 million auxiliary revolving credit agreements, some of which contain financial covenants and restrictions. The most significant of these place certain restrictions on future borrowings and acquisitions above specified levels. The Company believes these restrictions do not adversely affect its acquisition or operating strategies.

     Subsequent to March 31, 1998, the Company completed the following acquisitions: Tursack, Inc. (Philadelphia, PA), Image Systems. (Milwaukee,
WI), Printing, Inc. (Wichita, KS), Wetzel Brothers (Milwaukee, WI) and
Graphic Communications (San Diego, CA). To complete these acquisitions, the Company paid cash totaling approximately $41.6 million and issued 248,210 shares of its common stock. The cash portion of these transactions were financed with borrowings under the Credit Agreement.

     In May 1998 the Company agreed to purchase 12 new printing presses for an aggregate of $19 million, net of trade-in allowances, pursuant to the Komori Agreement. The Company expects to make additional equipment capital expenditures in fiscal 1999 using cash flow from operations and borrowings under the Credit Agreement.

     Pursuant to earnout agreements entered into in connection with certain acquisitions, at March 31, 1998, the Company was contingently obligated at certain times and under certain circumstances through 2003 to issue up to 110,421 shares of its common stock and make additional cash payments of up to $4.6 million for all periods in the aggregate.

     The Company intends to continue to actively pursue acquisition opportunities, and currently has non-binding letters of intent to acquire Paragraphics (San Francisco, CA), Pride Printers (Boston, MA), Ironwood Lithographers (Phoenix, AZ) and Lincoln Printing (Fort Wayne, IN).

     There can be no assurance that the Company will be able to acquire additional businesses on acceptable terms in the future. In addition, there can be no assurance that the Company will be able to establish, maintain or increase the profitability of any acquired business.

     Management of the Company believes cash flow from operations, together with its borrowing capacity under the Credit Agreement and the Komori Agreement, are sufficient to finance its current acquisition, capital expenditure and debt service requirements. Management also believes it can obtain additional financing as necessary to finance future potential acquisitions.

YEAR 2000 COMPLIANCE

     The Company has made a preliminary assessment of the impact of "Year 2000" issues related to its operational and financial computer systems. While additional review is required, the Company believes that the substantial majority of its operating and financial software has, or will have in the near future, versions which are "Year 2000" compliant that the Company can implement without significant impact on its consolidated financial position or consolidated results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the report thereon of Arthur Andersen LLP dated May 8, 1998, including the information required by Item 302 of Regulation S-K, are set forth on pages F-1 through F-15 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information called for by "Item 10. Directors and Executive Officers of the Registrant" (except for the information regarding executive officers which is included in Part I hereof as "Item 1. Business -- Executive Officers of the Company"), "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management", and "Item 13. Certain Relationships and Related Transactions", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders (presently scheduled to be held July 29, 1998) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

(a)(3)  EXHIBITS:

  *3.1 -- Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1995 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994) SEC File No. 0-24068, Exhibit 4(a)).

  *3.2 -- By-Laws of the Company, dated as of May 31, 1995 (Consolidated
          Graphics, Inc. Form 10-K (March 31, 1995) SEC File No. 0-24068,
          Exhibit 3.2).

  *3.3 -- Amendment to the By-Laws of the Company, dated July 3, 1996
          (Consolidated Graphics, Inc. Form 10-Q (June 30, 1997) SEC File No. 0-24068, Exhibit 3.2).

   3.4 -- Amendment to the By-Laws of the Company, dated April 27, 1998.

   4.1 -- Specimen Common Stock Certificate

 *10.1 -- Revolving Credit Agreement among Consolidated Graphics, Inc. and
          Texas Commerce Bank National Association as Agent and BankOne of Texas, N.A. as Co-agent, dated as of June 5, 1997 (Consolidated Graphics, Inc. Form 10-K (March 31, 1997) SEC File No. 0-24068,
          Exhibit 10.8).

 *10.2 -- 1994 Consolidated Graphics, Inc. Long-Term Incentive Plan
          (Consolidated Graphics, Inc. Registration Statement on Form S-1 (Reg. No. 33-77468), Exhibit 10.14).

 *10.3 -- Form of Indemnification Agreement together with a schedule identifying the directors and officers parties to such agreement (Consolidated Graphics, Inc. Registration Statement on Form S-1 (Reg. No. 33-77468), Exhibit 10.15).

  21   -- List of Subsidiaries.

  23   -- Consent of Arthur Andersen LLP.

  24   -- Powers of Attorney.

  27   -- Edgar Financial Data Schedule.
------------

  * Incorporated by reference.

 (b)     REPORTS ON FORM 8-K:

 (1) Form 8-K filed January 15, 1998 in connection with the press release announcing the signing of nonbinding letters of intent to acquire Heath Printers and the completion of the purchase of Columbia Lithograph.

 (2) Form 8-K, filed January 28, 1998 in connection with the press releases announcing the Company's fiscal 1998 third quarter results and the completion of the acquisitions of StorterChilds Printing and Heath Printers.

 (3) Form 8-K, filed February 2, 1998 in connection with the press release announcing the signing of a nonbinding letter of intent to acquire Tursack Incorporated.

 (4) Form 8-K, filed February 4, 1998 in connection with the press release announcing the completion of the acquisition of Fittje Bros. Printing.

 (5) Form 8-K, filed March 5, 1998 in connection with the press release announcing the signing of a nonbinding letter of intent to acquire Printing, Inc.

 (6) Form 8-K, filed March 10, 1998 in connection with the press release announcing the signing of a nonbinding letter of intent to acquire Graphic Communications, Inc.

 (7) Form 8-K, filed March 23, 1998 in connection with the press release announcing the completion of the acquisition of Courier Printing Company.

 (8) Form 8-K, filed March 27, 1998 in connection with the press release announcing the signing of a nonbinding letter of intent to acquire Image Systems, Inc.

 (9) Form 8-K, filed April 3, 1998 in connection with the press release announcing the signing of a nonbinding letter of intent to acquire Pride Printers, Inc.

(10) Form 8-K, filed April 10, 1998 in connection with the press release announcing the completion of the acquisition of Tursack Incorporated.

(11) Form 8-K, filed April 24, 1998 in connection with the press release announcing the signing of a nonbinding letter of intent to acquire Paragraphics, Inc.

(12) Form 8-K, filed May 1, 1998 in connection with the press release announcing the Company's fiscal 1998 fourth quarter results.

(13) Form 8-K, filed May 12, 1998 in connection with the press release announcing the completion of the acquisition of Image Systems, Inc.

(14) Form 8-K, filed May 28, 1998 in connection with the press release announcing the signing of a nonbinding letter of intent to acquire Ironwood Lithographers, Inc.

(15) Form 8-K, filed June 12, 1998 in connection with the press release announcing the completion of the acquisition of Printing, Inc. and the signing of a nonbinding letter of intent to acquire Lincoln Printing, Inc.

(16) Form 8-K, filed June 19, 1998 in connection with the press release announcing the acquisition of Wetzel Brothers, Inc.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF OF THE UNDERSIGNED, THEREUNDER DULY AUTHORIZED, IN THE CITY OF HOUSTON, STATE OF TEXAS ON THE 25TH DAY OF JUNE, 1998.

                                          CONSOLIDATED GRAPHICS, INC.

                                          By: /s/ JOE R. DAVIS
                                                  JOE R. DAVIS
                                          PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                       AND
                                          CHAIRMAN OF THE BOARD OF DIRECTORS

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                  TITLE                            DATE
----------------------------------------------------------------------------------  ------------------------
              /s/ JOE R. DAVIS                    President, Chief Executive
                JOE R. DAVIS                         Officer and Director                June 25, 1998
                                                 (Principal Executive Officer)

         /s/ G. CHRISTOPHER COLVILLE          Executive Vice President -- Mergers
           G. CHRISTOPHER COLVILLE           and Acquisitions; Chief Financial and       June 25, 1998
                                                      Accounting Officer

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

               GARY L. FORBES*                             Director
               GARY L. FORBES

                W.D. HAWKINS*                              Director
                W. D. HAWKINS

              JAMES H. LIMMER*                             Director
               JAMES H. LIMMER

              THOMAS E. SMITH*                             Director
               THOMAS E. SMITH

                HUGH N. WEST*                              Director
                HUGH N. WEST

            * By:/s/ JOE R. DAVIS
                JOE R. DAVIS                                                             June 25, 1998
              Attorney-in-Fact

                                       19

                            FINANCIAL SUPPLEMENT TO
          ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1998

                          CONSOLIDATED GRAPHICS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                        PAGE
                                        -----

Report of Independent Public
  Accountants........................    F-2

Consolidated Balance Sheets at March
  31, 1998 and 1997..................    F-3

Consolidated Income Statements for
  the Years Ended March 31, 1998,
  1997 and 1996......................    F-4

Consolidated Statements of
  Shareholders' Equity for the Years
  Ended March 31, 1998, 1997 and
  1996...............................    F-5

Consolidated Statements of Cash Flows
  for the Years Ended March 31, 1998,
  1997 and 1996......................    F-6

Notes to Consolidated Financial
  Statements.........................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Consolidated Graphics, Inc.:

We have audited the accompanying consolidated balance sheets of Consolidated Graphics, Inc. (a Texas corporation) and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Graphics, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
May 8, 1998

                          CONSOLIDATED GRAPHICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                               MARCH 31
                                       ------------------------
                                          1998         1997
                                       -----------  -----------
               ASSETS

CURRENT ASSETS:
     Cash and cash equivalents.......  $     5,268  $     3,636
     Accounts receivable, net........       51,008       29,347
     Inventories.....................       13,074        8,679
     Prepaid expenses................        2,129        1,434
                                       -----------  -----------
           Total current assets......       71,479       43,096
PROPERTY AND EQUIPMENT, net..........      135,892       85,643
GOODWILL, net........................       28,157        6,085
OTHER ASSETS.........................        2,117          896
                                       -----------  -----------
                                       $   237,645  $   135,720
                                       ===========  ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term
       debt..........................  $     2,438  $     2,623
     Accounts payable................       22,276        8,399
     Accrued liabilities.............       18,863        9,927
     Income taxes payable............           33           67
                                       -----------  -----------
           Total current
             liabilities.............       43,610       21,016
LONG-TERM DEBT, net of current
  portion............................       73,030       39,321
DEFERRED INCOME TAXES................       15,673        8,936
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value;
       20,000,000 shares authorized;
       12,959,932 and 12,450,430
       issued and outstanding........          129          124
     Additional paid-in capital......       59,658       39,168
     Retained earnings...............       45,545       27,155
                                       -----------  -----------
           Total shareholders'
             equity..................      105,332       66,447
                                       -----------  -----------
                                       $   237,645  $   135,720
                                       ===========  ===========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               YEAR ENDED MARCH 31
                                       -----------------------------------
                                          1998         1997        1996
                                       -----------  -----------  ---------
SALES................................  $   231,282  $   144,082  $  85,133
COST OF SALES........................      157,906      100,197     61,237
                                       -----------  -----------  ---------
     Gross profit....................       73,376       43,885     23,896
SELLING EXPENSES.....................       22,365       14,223      8,532
GENERAL AND ADMINISTRATIVE
  EXPENSES...........................       17,628       11,330      6,873
RESTRUCTURING CHARGE.................       -            -           1,500
                                       -----------  -----------  ---------
     Operating income................       33,383       18,332      6,991
INTEREST EXPENSE.....................        3,844        2,330        876
INTEREST INCOME......................         (124)         (25)       (16)
                                       -----------  -----------  ---------
     Income before income taxes......       29,663       16,027      6,131
INCOME TAXES.........................       11,273        5,927      2,146
                                       -----------  -----------  ---------
NET INCOME...........................  $    18,390  $    10,100  $   3,985
                                       ===========  ===========  =========
BASIC EARNINGS PER SHARE.............        $1.46         $.83       $.36
                                       ===========  ===========  =========
DILUTED EARNINGS PER SHARE...........        $1.40         $.81       $.35
                                       ===========  ===========  =========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                           COMMON STOCK       ADDITIONAL
                                        ------------------     PAID-IN      RETAINED
                                        SHARES     AMOUNT      CAPITAL      EARNINGS       TOTAL
                                        -------    -------    ----------    ---------   -----------
BALANCE, March 31, 1995..............    10,933     $ 109      $ 24,991      $ 13,070   $    38,170
     Common stock
        issuance -- acquisition......       849         8         7,211         -             7,219
     Exercise of stock options.......        72         1           501         -               502
     Net income......................      -         -            -             3,985         3,985
                                        -------    -------    ----------    ---------   -----------
BALANCE, March 31, 1996..............    11,854       118        32,703        17,055        49,876
     Common stock
        issuance -- acquisition             356         4         4,130         -             4,134
     Exercise of stock options.......       240         2         2,335         -             2,337
     Net income......................      -         -            -            10,100        10,100
                                        -------    -------    ----------    ---------   -----------
BALANCE, March 31, 1997..............    12,450       124        39,168        27,155        66,447
     Common stock
        issuance -- acquisitions.....       330         3        16,559         -            16,562
     Exercise of stock options.......       180         2         3,931         -             3,933
     Net income......................      -         -            -            18,390        18,390
                                        -------    -------    ----------    ---------   -----------
BALANCE, March 31, 1998..............    12,960     $ 129      $ 59,658      $ 45,545   $   105,332
                                        =======    =======    ==========    =========   ===========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                YEAR ENDED MARCH 31
                                       --------------------------------------
                                           1998         1997         1996
                                       ------------  -----------  -----------
OPERATING ACTIVITIES:
Net income...........................  $     18,390  $    10,100  $     3,985
Adjustments to reconcile net income
  to net cash provided by operating
  activities --
     Depreciation and amortization...        10,040        5,814        3,782
     Deferred tax provision..........         3,148        1,029        1,555
     Noncash portion of restructuring
        charge.......................       -             -             1,123
     Changes in assets and
        liabilities, net of effects
        of acquisitions --
           Accounts receivable.......        (6,242)      (2,307)        (124)
           Inventories...............         2,056          822         (469)
           Prepaid expenses..........          (497)        (237)        (655)
           Other assets..............          (931)        (173)          85
           Accounts payable and
             accrued liabilities.....         3,702          113       (2,136)
           Income taxes payable......           322        1,290         (713)
                                       ------------  -----------  -----------
                Net cash provided by
                   operating
                   activities........        29,988       16,451        6,433
                                       ------------  -----------  -----------
INVESTING ACTIVITIES:
Acquisitions of businesses, net of
  cash acquired......................       (42,784)     (17,468)     (10,181)
Purchases of property and
  equipment..........................       (10,587)     (10,196)      (6,014)
Proceeds from disposition of
  assets.............................         2,641          741          536
                                       ------------  -----------  -----------
                Net cash used in
                   investing
                   activities........       (50,730)     (26,923)     (15,659)
                                       ------------  -----------  -----------
FINANCING ACTIVITIES:
Proceeds from revolving credit
  agreement..........................       200,892       73,707       34,420
Payments on revolving credit
  agreement..........................      (174,712)     (61,307)     (23,120)
Payments on long-term debt...........        (5,291)      (2,740)      (1,197)
Proceeds from exercise of stock
  options and other..................         1,485        1,362          502
                                       ------------  -----------  -----------
                Net cash provided by
                   financing
                   activities........        22,374       11,022       10,605
                                       ------------  -----------  -----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS........................         1,632          550        1,379
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR..................         3,636        3,086        1,707
                                       ------------  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR...............................  $      5,268  $     3,636  $     3,086
                                       ============  ===========  ===========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  BUSINESS:

     Consolidated Graphics, Inc. (the "Company"), headquartered in Houston, Texas, is a leading consolidator in the highly fragmented commercial printing industry. At March 31, 1998, the Company operated 31 printing companies nationwide. The Company's printing businesses produce a wide range of promotional, investor relations and technical materials for a diverse base of customers, including corporations, mutual fund companies, graphic design firms and direct mail and catalog retailers. Examples of such promotional material included annual reports, training manuals and product and capability brochures. The Company believes that its broad customer base, extensive geographic coverage of the United States and wide range of printing capabilities and services reduce the Company's exposure to economic fluctuations that may generally affect segments of the printing industry or any one geographic area.

2.  SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION:

  ACCOUNTING POLICIES

     The accounting policies of the Company reflect industry practices and conform to generally accepted accounting principles. The more significant of such accounting policies are described below.

     PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of Consolidated Graphics, Inc., and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     USE OF ESTIMATES -- The preparation of the accompanying consolidated financial statements requires the use of certain estimates and assumptions by management in determining the Company's assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Because uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements, actual results could differ from these estimates.

     REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE -- The Company recognizes revenue upon delivery of each job. Losses, if any, on jobs are recognized at the earliest date such amount is determinable. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 10% of the Company's revenues during the years ended March 31, 1998, 1997 and 1996. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of trade accounts receivable. Accounts receivable in the accompanying consolidated balance sheets are reflected net of allowance for doubtful accounts of $1,505 and $1,241 at March 31, 1998 and 1997.

     INVENTORIES -- Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. The carrying values of inventories are set forth below:

                                                MARCH 31
                                          --------------------
                                            1998       1997
                                          ---------  ---------
Raw materials...........................  $   4,102  $   2,735
Work in progress........................      6,977      4,533
Finished goods..........................      1,995      1,411
                                          ---------  ---------
                                          $  13,074  $   8,679
                                          =========  =========

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     GOODWILL -- Goodwill represents the excess of cost over the estimated fair value of identifiable assets of businesses acquired. Goodwill is stated at cost, net of accumulated amortization, and is being amortized over a forty-year life using the straight-line method. Accumulated amortization of goodwill was $506 and $154 at March 31, 1998 and 1997.

     CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     ACQUISITIONS -- All acquisitions have been accounted for as purchases. Operations of the businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The allocation of purchase price to the assets and liabilities acquired is based on estimates of fair market value. The allocation of purchase price in connection with certain acquisitions in fiscal 1998 may be revised when additional information concerning asset and liability valuations is obtained.

     RECENT ACCOUNTING PRONOUNCEMENTS -- During 1997 Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was issued and requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity that are excluded from net income. Also in 1997 SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued and provides revised disclosure guidelines for segments of an enterprise based on a management approach to defining operating segments. Both SFAS No. 130 and No. 131 require compliance for fiscal years beginning after December 15, 1997. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of each of the aforementioned recent accounting pronouncements to have a material effect on its consolidated financial position or consolidated results of operations.

  OTHER INFORMATION

     SUPPLEMENTAL CASH FLOW INFORMATION -- The consolidated statements of cash flows provide information about changes in cash and exclude the effect of non-cash transactions. Significant non-cash transactions primarily include the issuance of common stock and the issuance or assumption of debt in connection with the acquisition of certain printing businesses (see Note 3. Acquisitions). Additionally, equipment capital expenditures financed by the Company, totaling $6,286 and $6,835 for the years ended March 31, 1998 and 1997, and the effect of accounts payable totaling $8,240 as of March 31, 1998, related to the purchase of certain printing presses, have been eliminated from the accompanying consolidated statements of cash flows.

     The following is a summary of the total cash paid for interest and income taxes (net of refunds):

                                                YEAR ENDED MARCH 31
                                          -------------------------------
                                            1998       1997       1996
                                          ---------  ---------  ---------
CASH PAID FOR:
     Interest...........................  $   3,482  $   2,299  $     876
     Income Taxes.......................      7,086      3,287      1,700

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     ACCRUED LIABILITIES -- The significant components of accrued liabilities were as follows:

                                                MARCH 31
                                          --------------------
                                            1998       1997
                                          ---------  ---------
Compensation and benefits...............      5,839      3,362
Taxes payable...........................      1,596      1,266
Other...................................     11,428      5,299
                                          ---------  ---------
                                          $  18,863  $   9,927
                                          =========  =========

     STOCK SPLIT -- The accompanying financial statements and notes thereto reflect the effect of a two-for-one stock split paid in the form of a stock dividend in January 1997.

     EARNINGS PER SHARE -- Effective December 15, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share," which replaced the presentation of primary and fully-diluted earnings per share with a presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. For the years ended March 31, 1998, 1997 and 1996, the weighted average number of common shares outstanding were 12,597,510, 12,165,985 and 11,068,360. Diluted earnings per share reflect net income divided by the weighted average number of common shares and stock options outstanding. For the years ended March 31, 1998, 1997 and 1996, the diluted weighted average number of common shares and stock options outstanding were 13,112,023, 12,410,994 and 11,267,764.

     RELATED PARTY TRANSACTIONS -- The Company leases, under terms it believes are comparable to market rates, real estate from certain individuals who formerly owned an acquired business and are now employed by the Company.

     RESTRUCTURING CHARGE -- During fiscal 1996 the Company merged the operations of two of its Houston subsidiaries. The Company recorded a restructuring charge of $1,500 ($975 after-tax), which included $377 of direct and incremental costs associated with the merger and certain pre-existing contractual obligations, with the remainder recorded as an impairment of inventory.

     CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS -- Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade receivables. It is the Company's practice to place its cash and cash equivalents in high-quality financial institutions. SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," require disclosure of the fair value of all recognized and unrecognized financial instruments for which it is practicable to estimate fair value. The Company believes the fair value of its financial instruments, including its floating rate revolving credit agreement and other long-term debt, is the same as the notional value in all material respects.

     Certain reclassifications have been made to fiscal 1997 amounts to conform to the current year presentation.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.  ACQUISITIONS

     The Company completed the following acquisitions in fiscal 1998:

     COMPANY                  PRIMARY MARKET                       DATE
     -------                  --------------                       ----
Tucker Printers             Rochester, New York                  April 1997
The Etheridge Company       Grand Rapids, Michigan               July 1997
Georges and Shapiro         Sacramento, California               August 1997
Austin Printing             Atlanta, Georgia                     September 1997
Geyer Printing              Pittsburgh, Pennsylvania             October 1997
Superior Colour Graphics    Kalamazoo, Michigan                  October 1997
The Otto Companies          Springfield, Massachusetts           October 1997
Walnut Circle Press         Greensboro, North Carolina           November 1997
Columbia Color              Los Angeles, California              January 1998
StorterChilds Printing      Gainesville, Florida                 January 1998
Heath Printers              Seattle, Washington                  January 1998
Fittje Bros. Printing       Colorado Springs, Colorado           February 1998
Courier Printing            Nashville, Tennessee                 March 1998

     To complete the aforementioned acquisitions, in the aggregate, the Company issued 317,713 shares of its Common Stock, paid cash of $42,784 and assumed debt of $6,349.

     During fiscal 1997, the Company acquired six printing businesses. To complete these acquisitions, in the aggregate, the Company issued 355,560 shares of its common stock, paid cash of $17,468 and assumed or issued debt of $4,123.

     During fiscal 1996, the Company acquired five printing businesses. To complete these acquisitions, in the aggregate, the Company issued 849,316 shares of its common stock, paid cash of $10,181 and assumed or issued debt of $1,143.

     The following table sets forth pro forma information assuming that for the year ended March 31, 1998, the acquisitions in fiscal 1998 were completed on April 1, 1997, and for the year ended March 31, 1997, each of the acquisitions in fiscal 1997 and 1998 occurred on April 1, 1996.

                                                     YEAR ENDED MARCH 31
                                                   ----------------------
                                                      1998        1997
                                                   ----------  ----------
Sales............................................  $  286,378  $  269,302
Net income available to common shareholders......      21,545      18,221
Diluted earnings per share of common stock.......        1.61        1.42

     The preceding pro forma financial information does not purport to be indicative of the Company's consolidated financial position or consolidated results of operations that would have occurred had the transactions been completed at the beginning of the periods presented, nor does such pro forma information purport to indicate the Company's consolidated results of operations at any future date or for any future period. Certain of the Company's acquisitions involve contingent consideration typically payable only in the event that the financial results of an acquired business improve by an equal amount or more after the acquisition; accordingly, such contingent consideration has been excluded from the preceding pro forma financial information.

  ADDITIONAL ACQUISITIONS SUBSEQUENT TO MARCH 31, 1998 (UNAUDITED)

     The Company completed the following acquisitions in the first quarter of fiscal 1999: Tursack, Inc. (Philadelphia, PA), Image Systems (Milwaukee, WI), Printing, Inc. (Wichita, KS), Wetzel Brothers (Milwaukee, WI) and Graphic Communications (San Diego, CA). To complete these acquisitions, in the aggregate, the Company paid cash of $41,636 and issued 248,210 shares of its common stock. The Company also announced the signing of four nonbinding letters of intent to acquire Paragraphics (San Francisco, CA), Pride Printers (Boston,
MA), Ironwood Lithographers (Phoenix, AZ) and Lincoln Printing (Fort Wayne, IN).

4.  PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost, net of accumulated depreciation. The cost of major renewals and betterments is capitalized; repairs and maintenance costs are expensed when incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resulting gain or loss reflected in income. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the various classes of assets.

     The following is a summary of the Company's property and equipment and their estimated useful lives:

                                             MARCH 31
                                       ---------------------      ESTIMATED
             DESCRIPTION                  1998       1997       LIFE IN YEARS
-------------------------------------  ----------  ---------    -------------
Land.................................  $    3,990  $   4,213        -
Buildings and leasehold
  improvements.......................      22,782     15,485        15-40
Printing presses and equipment.......     123,071     76,146         7-20
Computer equipment and software......       6,169      4,077          2-5
Furniture, fixtures and other........       4,181      3,163          5-7
                                       ----------  ---------
                                          160,193    103,084
Less accumulated depreciation and
  amortization.......................     (24,301)   (17,441)
                                       ----------  ---------
                                       $  135,892  $  85,643
                                       ==========  =========

5.  LONG-TERM DEBT:

     The following is a summary of the Company's long-term debt instruments:

                                             MARCH 31
                                       --------------------
                                         1998       1997
                                       ---------  ---------
Revolving credit agreement...........  $  54,881  $  28,700
Term equipment notes.................     12,997      9,060
Other................................      7,590      4,184
                                       ---------  ---------
                                          75,468     41,944
                 Less current             (2,438)    (2,623)
                    portion..........
                                       ---------  ---------
                                       $  73,030  $  39,321
                                       =========  =========

     In June 1997 the Company entered into a $100 million revolving credit agreement (the "Credit Agreement") with a six-member banking group. The Credit Agreement matures on May 31, 2000, at which time, all amounts outstanding thereunder are due. Borrowings outstanding under the Credit Agreement are unsecured and accrue interest, at the Company's option, at (1) the London Interbank Offered Rate (LIBOR) plus .50% to 1.50% based upon the Company's Debt to Pro Forma EBITDA ratio as defined, redetermined quarterly, or (2) an alternate base rate based upon the bank's prime lending rate or Federal Funds effective rate. The Credit Agreement also provides for a commitment fee on available but unused amounts ranging from .10% to .35% per annum. On March 31, 1998, outstanding borrowings under the Credit Agreement were subject to an average interest rate of 6.25% per annum.

     The covenants contained in the Credit Agreement, among other things, limit the Company's ability to (i) incur secured indebtedness or pledge assets as collateral in excess of certain levels,

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(ii) merge, consolidate with or acquire other companies where the total consideration paid is above certain levels, (iii) change its primary business,
(iv) pay dividends above certain levels, (v) dispose of assets outside the normal course of business in excess of 10% of the Company's total tangible assets, and (vi) make capital expenditures (exclusive of expenditures related to business acquisitions) in excess of 300% of depreciation. The Company must also meet certain financial tests defined in the Credit Agreement, including maintaining a defined Minimum Net Worth and achieving specific ratios of Debt to Capitalization, Debt to Pro Forma EBITDA and Fixed Charge Coverage.

     The term equipment notes consist of (i) term loans payable to certain financial institutions, bearing interest at 8.5% to 9.4% and maturing at various times through 2003, and (ii) term notes payable pursuant to a printing press purchase and financing agreement between the Company and Komori America Corporation (the "Komori Agreement"). The notes payable under the Komori Agreement provide for fixed monthly principal and interest payments through 2007 at an average interest rate of 8.1% and are secured by the purchased presses. The Company is not subject to any significant financial covenants or restrictions in connection with these obligations.

     The Company's remaining debt obligations generally consist of mortgages, capital leases, promissory notes, an industrial revenue bond and two $5 million auxiliary revolving credit agreements, some of which contain financial covenants and restrictions. The most significant of these place certain restrictions on future borrowings and acquisitions above specified levels. The Company believes these restrictions do not adversely affect its acquisition or operating strategies.

     The principal payment requirements by fiscal year under the Company's debt agreements are $2,438 in 1999, $61,536 in 2000, $1,550 in 2001, $1,540 in 2002,
$1,358 in 2003 and $7,046 thereafter.

6.  INCOME TAXES:

     The provision for income taxes is composed of the following:

                                             YEAR ENDED MARCH 31
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
Current..............................  $   7,144  $   4,898  $     591
Deferred.............................      4,129      1,029      1,555
                                       ---------  ---------  ---------
                                       $  11,273  $   5,927  $   2,146
                                       =========  =========  =========

     A reconciliation of the statutory federal income tax rate to the effective tax rate follows:

                                             YEAR ENDED MARCH 31
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
Federal income tax, statutory rate...       34.0%      34.0%      34.0%
State and other......................        4.0        3.0        1.0
                                       ---------  ---------  ---------
Income tax, effective rate...........       38.0%      37.0%      35.0%
                                       =========  =========  =========

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred income tax liability are as follows:

                                                  MARCH 31
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
Property and equipment...............  $  17,952  $  10,566  $   6,421
Other................................     (2,279)    (1,630)    (1,241)
                                       ---------  ---------  ---------
Net deferred income tax liability....  $  15,673  $   8,936  $   5,180
                                       =========  =========  =========

     Due to a tax benefit resulting from the exercise of employee stock options (see Note 8 - Capital Stock and Stock Options) in fiscal 1998 and 1997, the Company is expecting refunds from federal and certain state taxing authorities of approximately $2,090, which has been reflected in accounts receivable as of March 31, 1998.

7.  COMMITMENTS AND CONTINGENCIES:

     Operating lease commitments for facilities and equipment require fiscal year minimum annual payments of $2,684 for 1999, $2,319 for 2000, $2,042 for 2001, $1,829 for 2002, $1,089 for 2003 and $12,971 thereafter. Total rent expense was $2,729, $1,128 and $414 for the years ended March 31, 1998, 1997 and 1996.

     Subsequent to March 31, 1998, the Company entered into a commitment to purchase 12 new printing presses for approximately $19,000 in the aggregate, net of trade-in allowances, pursuant to the Komori Agreement (See Note 5. Long-Term
Debt). The Company expects that the installation of such presses will be completed during fiscal 1999.

     In connection with certain acquisitions, the Company has agreed to issue additional shares of its common stock or make additional cash payments contingent upon the acquired printing businesses achieving certain operating profit goals. Pursuant thereto, the Company issued 13,334 shares of its common stock and paid $350 during fiscal 1998. At March 31, 1998, the Company was contingently obligated through 2003 to issue up to a total of 110,421 shares of its common stock and make additional cash payments of up to $4,600 for all periods in the aggregate.

     From time to time, the Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, there are no legal proceedings or claims pending against the Company that management believes will have a material adverse effect upon the Company's consolidated financial position or consolidated results of operations.

8.  STOCK OPTIONS:

     Employees of the Company and certain nonemployee members of the Company's Board of Directors have been or may be granted rights to purchase shares of common stock of the Company pursuant to the Consolidated Graphics, Inc. Long-term Incentive Plan (the "Plan"). Options granted pursuant to the Plan may either be incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Options granted under the Plan are at a price not less than the market price of the stock at the date of grant. The vesting period for options granted under the Plan is generally five years, except for certain options granted to employees in connection with the Company's initital public offering in June 1994, all of which are currently exercisable and expire on June 9, 2004. At March 31, 1998, a total of 1,432,490 shares were reserved for issuance pursuant to the Plan, of which 623,442 shares were reserved for options which had not been granted.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The Company accounts for the Plan under the provisions and related interpretations of APB No. 25, "Accounting for Stock Issued to Employees." No compensation expense or liability is recognized for such options in the accompanying financial statements since all options were granted at the fair market value of the stock at the date of grant.

     The following table sets forth option transactions under the Plan:

                                                        FOR THE YEARS ENDED MARCH 31
                                  ------------------------------------------------------------------------
                                           1998                     1997                     1996
                                  ----------------------   ----------------------   ----------------------
                                               WEIGHTED                 WEIGHTED                 WEIGHTED
                                                AVERAGE                  AVERAGE                  AVERAGE
                                               EXERCISE                 EXERCISE                 EXERCISE
                                    SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                  ----------   ---------   ----------   ---------   ----------   ---------
Outstanding at April 1..........     794,350    $  9.91       571,800    $  6.05       410,000     $5.71
     Granted....................     257,866      41.70       502,000      12.29       269,500      6.62
     Exercised..................    (180,460)      8.59      (239,750)      5.98       (72,300)     5.69
     Forfeited..................     (62,908)     26.10       (39,700)      8.04       (35,400)     7.31
                                  ----------               ----------               ----------
Outstanding at March 31.........     808,848      19.10       794,350       9.91       571,800      6.05
                                  ==========               ==========               ==========
Shares exercisable at March 31..     210,590    $  9.20       233,865    $  8.52       322,944     $5.83
                                  ==========               ==========               ==========

     Had the Company used the fair value-based method of accounting for the Plan prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net income and diluted earnings per share would have been reduced to the following pro forma amounts:

                                            FOR THE YEARS ENDED MARCH 31
                                      -----------------------------------------
                                             1998                   1997
                                      -------------------    ------------------
                                         AS         PRO         AS        PRO
                                      REPORTED     FORMA     REPORTED    FORMA
                                      --------    -------    --------    ------
Net income.........................   $ 18,390    $17,444    $ 10,100    $9,431
Diluted earnings per share.........   $   1.40    $  1.34    $    .81    $  .77

     The pro forma compensation expense may not be representative of future amounts because options vest over several years and additional options may be granted in future years.

     The weighted-average grant date fair value of options granted during 1998 and 1997 was $21.17 and $7.40, respectively. The weighted-average grant date fair value of options was determined by utilizing the Black-Scholes option-pricing model with the following key assumptions:

                                             1998       1997
                                           ---------  ---------
Dividend yield.......................          0%         0%
Expected volatility..................       50.7%      64.5%
Risk-free interest rate..............        6.1%       6.3%
Expected life........................        5.0 yrs    5.0 yrs.

     The Black-Scholes model used by the Company to calculate the fair value of options granted, as well as other currently accepted option valuation models, were developed to estimate the fair value of freely tradeable, fully transferable options without vesting and/or trading restrictions, which significantly differ from the provisions associated with the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management does not believe this model provides a reliable single measure of the fair value of the Company's stock option awards.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.  UNAUDITED QUARTERLY FINANCIAL DATA:

     The following table contains selected quarterly financial data from the consolidated income statements for each quarter of fiscal 1998 and 1997. The Company believes this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                        4TH        3RD        2ND        1ST
                                      QUARTER    QUARTER    QUARTER    QUARTER
                                     ---------  ---------  ---------  ---------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1998:
Sales..............................  $  66,267  $  60,977  $  53,363  $  50,675
Gross profit.......................     21,217     19,351     16,878     15,930
Net income.........................      5,387      4,868      4,275      3,860
Basic earnings per share...........        .42        .38        .34        .31
Diluted earnings per share.........        .41        .37        .33        .30
FISCAL 1997:
Sales..............................  $  43,187  $  38,186  $  34,451  $  28,258
Gross profit.......................     13,411     11,795     10,587      8,092
Net income.........................      3,203      2,792      2,432      1,673
Basic earnings per share...........        .26        .23        .20        .14
Diluted earnings per share.........        .25        .22        .20        .14

     Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal annual earnings per share.