Form 10-Q
period 1998-06-30
CONSOLIDATED GRAPHICS INC /TX/
filed 1998-08-14
CIK 921500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                      FORM 10-Q

                                   (MARK ONE)

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER 0-24068

                             CONSOLIDATED GRAPHICS, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 TEXAS                                 76-0190827
    (STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

              5858 WESTHEIMER ROAD, SUITE 200, HOUSTON, TEXAS 77057
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)

          Registrant's telephone number, including area code: (713) 797-0977

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at July 31, 1998 was 13,293,726.

                             CONSOLIDATED GRAPHICS, INC.
                FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                        INDEX
                                                                            PAGE
Part I -- Financial Information

      Item 1 -- Financial Statements

            Consolidated Balance Sheets at,
            June 30, 1998 and March 31, 1998............................       1

            Consolidated Income Statements for the
            Three Months Ended June 30, 1998 and 1997...................       2

            Consolidated Statements of Cash Flows for the
            Three Months Ended June 30, 1998 and 1997...................       3

            Notes to Consolidated Financial Statements..................       4

      Item 2 -- Management's Discussion and Analysis of
             Financial Condition and Results of Operations..............       6

Part II -- Other Information

      Item 1 -- Legal Proceedings.......................................      10

      Item 2 -- Changes in Securities and Use of Proceeds...............      10

      Item 3 -- Defaults upon Senior Securities ........................      10

      Item 4 -- Submission of Matters to a Vote of Security Holders.....      10

      Item 5 -- Other Information.......................................      10

      Item 6 -- Exhibits and Reports on Form 8-K........................      11

Signatures..............................................................      12

                             CONSOLIDATED GRAPHICS, INC.
                             CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           JUNE 30,    MARCH 31,
                                                             1998         1998
                                                           --------     --------
      ASSETS                                              (UNAUDITED)  (AUDITED)

CURRENT ASSETS:
      Cash and cash equivalents ......................     $  6,238     $  5,268
      Accounts receivable, net .......................       65,308       51,008
      Inventories ....................................       20,094       13,074
      Prepaid expenses ...............................        2,873        2,129
                                                           --------     --------
         Total current assets ........................       94,513       71,479

PROPERTY AND EQUIPMENT, net ..........................      172,349      135,892

GOODWILL, net ........................................       42,961       28,157

OTHER ASSETS .........................................        1,841        2,117
                                                           --------     --------
                                                           $311,664     $237,645
                                                           ========     ========
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

      Current portion of long-term debt ..............     $  2,649     $  2,438
      Accounts payable ...............................       20,786       22,276
      Accrued liabilities ............................       28,153       18,863
      Income taxes payable ...........................        3,028           33
                                                           --------     --------
         Total current liabilities ...................       54,616       43,610

LONG-TERM DEBT, net of current portion ...............      111,176       73,030

DEFERRED INCOME TAXES ................................       20,363       15,673

COMMITMENTS AND CONTINGENCIES ........................         --           --

SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value;
      20,000,000 shares authorized; 13,288,626
      and 12,959,932 issued and outstanding ..........          132          129
      Additional paid-in capital .....................       73,302       59,658
      Retained earnings ..............................       52,075       45,545
                                                           --------     --------
         Total shareholders' equity ..................      125,509      105,332
                                                           --------     --------
                                                           $311,664     $237,645
                                                           ========     ========

          See accompanying notes to consolidated financial statements.

                             CONSOLIDATED GRAPHICS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                  JUNE 30
                                                          ----------------------
                                                           1998           1997
                                                          -------        -------
SALES ............................................        $85,100        $50,675

COST OF SALES ....................................         58,014         34,745
                                                          -------        -------
   Gross profit ..................................         27,086         15,930

SELLING EXPENSES .................................          8,291          4,931

GENERAL AND ADMINISTRATIVE EXPENSES ..............          6,619          3,880
                                                          -------        -------
   Operating income ..............................         12,176          7,119

INTEREST EXPENSE .................................          1,471            894
                                                          -------        -------
   Pretax income .................................         10,705          6,225

INCOME TAXES .....................................          4,175          2,365
                                                          -------        -------
NET INCOME .......................................        $ 6,530        $ 3,860
                                                          =======        =======
BASIC EARNINGS PER SHARE .........................        $   .50        $   .31
                                                          =======        =======
DILUTED EARNINGS PER SHARE .......................        $   .48        $   .30
                                                          =======        =======

             See accompanying notes to consolidated financial statements.

                             CONSOLIDATED GRAPHICS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                     (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                 JUNE 30
                                                          ----------------------
                                                            1998        1997
                                                          ---------    --------
OPERATING ACTIVITIES:
Net income ............................................   $   6,530    $  3,860
Adjustments to reconcile net income to net cash
provided by operating activities --
      Depreciation and amortization ...................       3,573       2,046
      Deferred tax provision ..........................       1,092         122
      Changes in assets and liabilities, net of
       effects of acquisitions--
         Accounts receivable ..........................       1,958      (3,509)
         Inventories ..................................      (1,201)      2,669
         Prepaid expenses .............................        (356)        261
         Other assets .................................         490        (341)
         Accounts payable and accrued liabilities .....      (1,377)        267
         Income taxes payable .........................       3,063       1,914
                                                          ---------    --------
           Net cash provided by operating activities ..      13,772       7,289
                                                          ---------    --------
INVESTING ACTIVITIES:
      Acquisitions of businesses, net of cash
       acquired .......................................     (42,521)     (7,633)
      Purchases of property and equipment .............      (6,054)     (3,219)
      Proceeds from disposition of assets .............          41         948
                                                          ---------    --------
           Net cash used in investing activities ......     (48,534)     (9,904)
                                                          ---------    --------
FINANCING ACTIVITIES:
      Proceeds from revolving credit agreement ........     106,483      49,865
      Payments on revolving credit agreement ..........     (70,588)    (46,813)
      Payments on long-term debt ......................        (665)       (671)
      Proceeds from exercise of stock options and
       other ..........................................         502         114
                                                          ---------    --------
           Net cash provided by financing activities ..      35,732       2,495
                                                          ---------    --------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS ...         970        (120)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......       5,268       3,636
                                                          ---------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............   $   6,238    $  3,516
                                                          =========    ========

             See accompanying notes to consolidated financial statements.

                             CONSOLIDATED GRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and its wholly owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 1998 has been derived from the 1998 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission in June 1998.

      Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. For the three months ended June 30, 1998 and 1997, the basic weighted average shares outstanding were 13,051,965 and 12,454,675. Diluted earnings per share reflect net income divided by the weighted average number of common shares and include the dilutive effect of stock options outstanding. For the three months ended June 30, 1998 and 1997, the diluted weighted average number of common shares and stock options outstanding were 13,493,581 and 12,949,018.

      The consolidated statements of cash flows provide information about the sources and uses of cash and exclude the effects of non-cash transactions. Significant non-cash transactions primarily include the issuance of common stock and the issuance or assumption of debt in connection with the acquisition of certain printing businesses (see Note 3 Acquisitions). Additionally, equipment capital expenditures financed by the Company, totaling $3,050 for the three months ended June 30, 1998, and the effect of accounts payable totaling $3,306 and $2,300 as of June 30,1998 and 1997, related to the purchase of certain printing presses, have been eliminated from the accompanying consolidated statements of cash flows. The following is a summary of total cash paid for interest and income taxes (net of refunds).

                                                        THREE MONTHS ENDED
                                                               JUNE 30
                                                      -------------------------
CASH PAID (RECEIVED) FOR:                              1998               1997
                                                      -------             ----
Interest ...............................              $ 1,259             $800
Taxes (i) ..............................              ($1,780)            $208

      (i) Reflects a federal tax refund of $1,800 pertaining to a tax benefit resulting from the exercise of employee stock options in fiscal 1998 and 1997.

2.  LONG-TERM DEBT

      The following is a summary of the Company's long-term debt as of:

                                                     JUNE 30,          MARCH 31,
                                                      1998               1998
                                                    ---------          --------
Revolving credit agreement ................         $  90,777          $ 54,881
Term equipment notes ......................            16,482            12,997
Other .....................................             6,566             7,590
                                                    ---------          --------
                                                      113,825            75,468
Less current portion ......................            (2,649)           (2,438)
                                                    ---------          --------
                                                    $ 111,176          $ 73,030
                                                    =========          ========

                             CONSOLIDATED GRAPHICS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                     (UNAUDITED)

      In June 1997, the Company entered into a $100 million revolving credit agreement (the "Credit Agreement") with a six-member banking group. The Credit Agreement, scheduled to mature on May 31, 2000, was increased on August 4, 1998, to $200 million and the maturity date was extended until July 31, 2001. Borrowings outstanding under the Credit Agreement are unsecured and accrue interest at a variable rate (an average of 6.3% per annum on June 30, 1998). The Company is also required to pay under the Credit Agreement a commitment fee on available but unused amounts ranging from .10% to .35% per annum.

3.  ACQUISITIONS

      The Company completed the following acquisitions during the three months ended June 30, 1998:

                COMPANY                 PRIMARY MARKET           DATE
          -------------------     --------------------------   ----------
          Tursack, Inc.           Philadelphia, Pennsylvania   April 1998
          Image Systems           Milwaukee, Wisconsin         May 1998
          Printing, Inc.          Wichita, Kansas              June 1998
          Graphic Communications  San Diego, California        June 1998
          Wetzel Brothers         Milwaukee, Wisconsin         June 1998

      To complete the aforementioned acquisitions, in the aggregate, the Company paid cash of $42,521 and issued 248,210 shares of its common stock valued at $12,962.

      Subsequent to June 30, 1998, the Company completed the acquisition of two printing businesses and signed non-binding letters of intent to acquire eight additional companies.

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

GENERAL

      Consolidated Graphics, Inc. (the "Company"), headquartered in Houston, Texas, is one of the fastest growing commercial printing companies in the United States. As a leading printing industry consolidator and the largest sheetfed commercial printer in the United States, the Company has expanded its operations to include 38 printing companies nationwide as of July 31, 1998. Each printing business has an established operating history (ranging from 11-120 years), experienced management, solid customer relationships and a reputation for providing quality service and product. The Company's printing businesses sell to over 8,000 customers, including many major corporations, most of which are headquartered in the markets in which the Company operates.

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

RESULTS OF OPERATIONS

      The following table sets forth the Company's historical income statements and certain percentage relationships for the periods indicated:
                                                                      AS A
                                                                   PERCENTAGE
                                                                    OF SALES
                                                                 --------------
                                                 THREE MONTHS     THREE MONTHS
                                                 ENDED JUNE 30    ENDED JUNE 30
                                                 -------------   --------------
                                                  1998   1997    1998      1997
                                                 -----   -----   -----    -----
                                                  (In millions)
Sales ........................................   $85.1   $50.7   100.0%   100.0%
Cost of sales ................................    58.0    34.8    68.2     68.6
                                                 -----   -----   -----    -----
      Gross profit ...........................    27.1    15.9    31.8     31.4
Selling expenses .............................     8.3     4.9     9.7      9.7
General and administrative expenses ..........     6.6     3.9     7.8      7.7
                                                 -----   -----   -----    -----
      Operating income .......................    12.2     7.1    14.3     14.0
Interest expense .............................     1.5      .9     1.7      1.7
                                                 -----   -----   -----    -----
      Pretax income ..........................    10.7     6.2    12.6     12.3
Income taxes .................................     4.2     2.3     4.9      4.7
                                                 -----   -----   -----    -----
      Net income .............................   $ 6.5   $ 3.9     7.7%     7.6%
                                                 =====   =====   =====    =====

      Acquisitions in fiscal 1998 and 1999 are the primary causes of the increases in revenues and expenses since June 30, 1997. Each of the Company's acquisitions in fiscal 1998 and 1999 have been accounted for under the purchase method of accounting; accordingly, the Company's consolidated income statements reflect revenues and expenses of acquired businesses only for post-acquisition periods.
      The following table sets forth the Company's 1998 and 1999 acquisitions (collectively the "1998/99 Acquired Businesses") and indicates the period in which each business was acquired.

      FISCAL 1998 ACQUISITIONS:
                Tucker Printers               April 1997
                The Etheridge Company         July 1997
                Georges and Shapiro           August 1997
                Austin Printing               September 1997
                Geyer Printing                October 1997
                Superior Color Graphics       October 1997
                The Otto Companies            October 1997
                Walnut Circle Press           November 1997
                Columbia Color                January 1998
                StorterChilds Printing        January 1998
                Heath Printers                January 1998
                Fittje Bros. Printing         February 1998
                Courier Printing              March 1998

      FISCAL 1999 ACQUISITIONS:
                Tursack, Inc.                 April 1998
                Image Systems                 May 1998
                Printing, Inc.                June 1998
                Graphic Communications        June 1998
                Wetzel Brothers               June 1998

      For more information regarding the fiscal 1998 acquisitions, refer to "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998. For more information regarding the fiscal 1999 acquisitions, refer to the accompanying "Notes to Consolidated Financial Statements" included elsewhere herein.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997.

      Sales increased 68% to $85.1 million for the three months ended June 30, 1998, from $50.7 million for the three months ended June 30, 1997. This increase is due to the addition of the 1998/99 Acquired Businesses and internal growth at the Company's other businesses. The internal growth resulted primarily from the Company's ongoing capital investments in new equipment and technology, which has added production capacity at certain locations, and in some cases, expanded the range of services available to meet customer needs.

      Gross profit increased 70% to $27.1 million for the three months ended June 30, 1998, from $15.9 million for the three months ended June 30, 1997, primarily due to the addition of the 1998/99 Acquired Businesses. Gross profit as a percentage of sales increased to 31.8% for the three months ended June 30, 1998, from 31.4% in the corresponding period of the prior year. This improvement generally reflects increased operating efficiencies from investments in equipment and technology and cost savings generated by the Company's national purchasing advantages.

      Selling expenses increased 68% to $8.3 million for the three months ended June 30, 1998, from $4.9 million for the three months ended June 30,1997, due to the increased sales levels as discussed above. Selling expenses as a percentage of sales remained consistent at 9.7% when compared to the corresponding period of the prior year.

      General and administrative expenses increased 71% to $6.6 million for the three months ended June 30, 1998, from $3.9 million for the three months ended June 30,1997. This increase is due to the addition of the 1998/99 Acquired Businesses and an increase in the corporate infrastructure to manage the Company's accelerated acquisition program. General and administrative expenses as a percentage of sales increased slightly to 7.8% for the three months ended June 30, 1998, as compared to 7.7% in the corresponding period of the prior year.

      Interest expense increased to $1.5 million for the three months ended June 30, 1998, from $.9 million for the three months ended June 30,1997, primarily due to a net increase in borrowings under the Company's revolving credit facility to finance the cash portions of the purchase price of the 1998/99 Acquired Businesses.

      Effective income tax rates reflect an increase to 39% for the three months ended June 30, 1998, from 38% in the prior year due, to the Company's growth by acquisition into states with higher income tax rates than those states in which the Company previously operated.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary uses of cash are for capital expenditures, acquisitions and payments on long-term debt incurred to finance certain equipment purchases or assumed in connection with certain acquisitions. Cash utilized for capital expenditures, which relate primarily to the purchase of new equipment, was $6.1 million for the three months ended June 30, 1998. Cash utilized to complete acquisitions totaled $42.5 million for the three months ended June 30, 1998. Payments on long-term debt totaled $.7 million for the three months ended June 30, 1998.

      The Company financed its capital requirements through internally generated funds and borrowings under its revolving credit facility (see below). Cash flow generated from operations (net income plus depreciation, amortization, and deferred tax provision) was $11.2 million for the three months ended June 30, 1998. Net incremental borrowings under the revolving credit facility were $35.9 million and debt incurred directly to finance equipment purchases was $3.1 million for the three months ended June 30, 1998.

      In June 1997, the Company entered into a $100 million revolving credit agreement (the "Credit Agreement") with a six-member banking group. The Credit Agreement, scheduled to mature on May 31, 2000, was increased on August 4, 1998, to $200 million and the maturity date was extended to July 31, 2001. Borrowings outstanding under the Credit Agreement, which totaled $90.8 million at June 30, 1998, are unsecured and accrue interest at a variable rate (an average of 6.3% per annum on June 30, 1998). The Company is also required to pay a commitment fee on available but unused amounts under the Credit Agreement ranging from .10% to .35% per annum.

      The Company is subject to certain covenants and restrictions and must meet certain financial tests pursuant to and as defined in the Credit Agreement. The Company believes that these restrictions do not adversely affect its acquisition or operating strategies, and that it was in compliance with such financial tests and other covenants at June 30, 1998.

      In 1996 the Company entered into an arrangement with Komori America Corporation (the "Komori Agreement"), pursuant to which the Company may, but is not obliged to, purchase up to $50 million of printing presses over its term. The Komori Agreement provides certain volume purchase incentives and long-term financing options. As of June 30, 1998, the Company was obligated on term notes related to the Komori Agreement totaling $15.1 million. These term notes provide a fixed monthly principal and interest payments through 2008 at an average interest rate of 7.7%, and are secured by the purchased presses. The Company is not subject to any significant financial covenants or restrictions in connection with these obligations.

      The Company's remaining debt obligations generally consist of mortgages, capital leases, promissory notes, an industrial revenue bond and two $5 million auxiliary revolving credit agreements, some of which contain financial covenants and restrictions. The most significant of these place certain restrictions on future borrowing and acquisitions above specified levels. The Company believes these restrictions do not adversely affect its acquisition and operating strategies.

      In May 1998, the Company agreed to purchase 12 new printing presses for an aggregate of $19 million, net of trade-in allowances, pursuant to the Komori Agreement. The Company expects to make additional equipment capital expenditures in fiscal 1999 using cash flow from operations and borrowings under the Credit Agreement.

      During the three months ended June 30, 1998, the Company acquired five printing businesses. To complete these acquisitions, in the aggregate, the Company issued 248,210 shares of its common stock and paid cash of $42.5 million. Subsequent to June 30, 1998, the Company completed the acquisition of two printing businesses and signed non-binding letters of intent to acquire eight additional companies.

        The Company intends to continue to actively pursue acquisition opportunities, utilizing cash flow from operations, borrowings under the Credit Agreement or the issuance of it's common stock. There can be no assurance that the Company will be able to acquire additional businesses on acceptable terms in the future. In addition, there can be no assurance that the Company will be able to establish, maintain or increase the profitability of an acquired business.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      During the first quarter of fiscal 1999, the Company was required to adopt Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires that all changes in the Company's equity during the reporting period, including all net income and charges directly to equity that are excluded from net income, be presented in the Company's consolidated financial statements. SFAS No. 130 does not have a material effect on the Company's consolidated financial position or consolidated results of operations.

                             CONSOLIDATED GRAPHICS, INC.
                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      From time to time the Company is involved in litigation relating to claims arising in the normal course of business. The Company maintains insurance coverage against potential claims in an amount that it believes to be adequate. Currently, the Company is not aware of any legal proceedings or claims pending against the Company that management believes will have a material adverse effect on its consolidated financial position or consolidated results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the three months ended June 30,1998, the Company issued 248,210 shares of its common stock valued at approximately $13.0 million to certain shareholders of Printing, Inc., Graphics Communications, Inc. and Wetzel Brothers, Inc. as partial consideration in connection with the acquisition thereof, and also issued 13,334 shares pursuant to an earnout agreement entered into in connection with a prior year acquisition. The issuance of such common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 29, 1998, the Company held its Annual Meeting of Shareholders. The following items were submitted to a vote of shareholders through the solicitation of proxies:

(a)   ELECTION OF DIRECTORS
      The following persons were elected to serve on the Board of Directors until the 1999 annual meeting of shareholders or until their successors have been duly elected and qualified. The Directors received the votes set forth opposite their respective names:

                       NAME                     FOR      AGAINST   ABSTENTIONS
                       ----                     ---      -------   -----------
       Joe R. Davis.......................  12,272,204    63,486       0
       Larry J. Alexander.................  12,272,204    63,486       0
       Brady F. Carruth...................  12,272,204    63,486       0
       Clarence C. Comer..................  12,272,204    63,486       0
       Gary L. Forbes.....................  12,272,204    63,486       0
       W. D. Hawkins......................  12,272,204    63,486       0
       James H. Limmer....................  12,272,204    63,486       0
       Thomas E. Smith....................  12,272,204    63,486       0
       Hugh N. West.......................  12,272,204    63,486       0

(b) The shareholders of the Company were requested to approve an amendment to the Company's Restated Articles of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 100,000,000. Such amendment was approved by the shareholders, who voted 10,199,174 in favor and 2,131,110 against, with 5,406 who abstained or withheld authority to vote.

(c) The shareholders of the Company were requested to approve the Second Amendment to the Consolidated Graphics, Inc. Long-Term Incentive Plan (the "Incentive Plan") and the related reservation of an additional 1,500,000 shares of the Company's common stock to be available for issuance as provided for under the Incentive Plan. Such amendment was approved by the shareholders, who voted 7,942,725 in favor and 2,764,190 against, with 1,628,775 who abstained or withheld authority to vote.

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS

3.1 Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998.

10.1 First Amendment to the Revolving Credit Agreement among Consolidated Graphics, Inc. and Chase Bank of Texas as Agent and BankOne of Texas, NA as Co-Agent, dated as of August 4, 1998.

27    Edgar financial data schedules.

(B)   REPORTS ON FORM 8-K:

(1) Form 8-K, filed April 3, 1998 in connection with the press release announcing the signing of a letter of intent to acquire Pride Printers, Inc.
(2) Form 8-K, filed April 10, 1998 in connection with the press release announcing the completion of the acquisition of Tursack Incorporated.
(3) Form 8-K, filed April 24, 1998 in connection with the press release announcing the signing of a letter of intent to acquire Paragraphics, Inc.
(4) Form 8-K, filed May 1, 1998 in connection with the press release announcing the Company's fiscal 1998 fourth quarter results.
(5) Form 8-K, filed May 12, 1998 in connection with the press release announcing the completion of the acquisition of Image Systems, Inc.
(6) Form 8-K, filed May 28, 1998 in connection with the press releases announcing the signing of a letter of intent to acquire Ironwood Lithographers, Inc.
(7) Form 8-K, filed June 12, 1998 in connection with the press releases announcing the completion of the acquisition of Printing , Inc and the signing of a letter of intent to acquire Lincoln Printing, Inc.
(8) Form 8-K, filed June 19, 1998 in connection with the press release announcing the acquisition of Wetzel Brothers, Inc.
(9) Form 8-K, filed June 24, 1998 in connection with the press release announcing the completion of the acquisition of Graphic Communications, Inc.
(10) Form 8-K, filed July 2, 1998 in connection with the press release announcing the signing of a letter of intent to acquire Automated Graphic Systems, Inc.
(11) Form 8-K, filed July 9, 1998 in connection with the press releases announcing the completion of the acquisition of Paragraphics, Inc. and the signing of a letter of intent to acquire Rush Press and Arts & Crafts Press.
(12) Form 8-K, filed July 21, 1998 in connection with the press release announcing the completion of the acquisition of Pride Printers, Inc.
(13) Form 8-K, filed July 29, 1998 in connection with the press release announcing the Company's fiscal 1999 first quarter results and the increase of the Company's revolving credit facility to $200 million.
(14) Form 8-K, filed July 31, 1998 in connection with the press release announcing the signing of a letter to acquire four independent, commercial printing companies.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT, HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                      CONSOLIDATED GRAPHICS, INC.
                                      (Registrant)

Dated:   August 14, 1998                  BY:/S/RANDALL D. KEYS
                                                Randall D. Keys
                                                Vice President -- Finance,
                                                Chief Financial and Accounting
                                                Officer