Form 10-Q
period 1998-09-30
CONSOLIDATED GRAPHICS INC /TX/
filed 1998-11-16
CIK 921500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

   (MARK ONE)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 0-24068

                               -------------------

                           CONSOLIDATED GRAPHICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 TEXAS                                76-0190827
    (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

    5858 WESTHEIMER ROAD, SUITE 200
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

                               Yes [X] No [ ]

   The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at October 31, 1998 was 14,009,155.

                           CONSOLIDATED GRAPHICS, INC.
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                                      INDEX
                                                                            PAGE
Part I -- Financial Information

   Item 1 -- Financial Statements

      Consolidated Balance Sheets at September 30, 1998 and March 31, 1998..   1

      Consolidated Income Statements for the Three and Six Months Ended
        September 30, 1998 and 1997 ........................................   2

      Consolidated Statements of Cash Flows for the Six Months Ended
        September 30, 1998 and 1997 ........................................   3

      Notes to Consolidated Financial Statements ...........................   4

   Item 2 -- Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................   6

Part II -- Other Information

   Item 1 -- Legal Proceedings .............................................  13

   Item 2 -- Changes in Securities and Use of Proceeds .....................  13

   Item 3 -- Defaults upon Senior Securities ...............................  13

   Item 4 -- Submission of Matters to a Vote of Security Holders ...........  13

   Item 5 -- Other Information .............................................  14

   Item 6 -- Exhibits and Reports on Form 8-K ..............................  14

Signatures .................................................................  15

                           CONSOLIDATED GRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            SEPTEMBER 30,     MARCH 31,
                                                                 1998          1998
                                                             ------------   ------------
                         ASSETS                              (UNAUDITED)      (AUDITED)
CURRENT ASSETS:

    Cash and cash equivalents ............................   $      5,869   $      5,268
    Accounts receivable, net .............................         70,865         51,008
    Inventories ..........................................         21,127         13,074
    Prepaid expenses .....................................          2,662          2,129
                                                             ------------   ------------
        Total current assets .............................        100,523         71,479

PROPERTY AND EQUIPMENT, net ..............................        203,244        135,892

GOODWILL, net ............................................         71,421         28,157

OTHER ASSETS .............................................          3,150          2,117
                                                             ------------   ------------
                                                             $    378,338   $    237,645
                                                             ============   ============
          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current portion of long-term debt ....................   $      2,875   $      2,438
    Accounts payable .....................................         20,928         22,276
    Accrued liabilities ..................................         29,758         18,863
    Income taxes payable .................................          1,558             33
                                                             ------------   ------------
        Total current liabilities ........................         55,119         43,610

LONG-TERM DEBT, net of current portion ...................        136,104         73,030

DEFFERRED INCOME TAXES ...................................         22,099         15,673

COMMITMENTS AND CONTINGENCIES ............................           --             --

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value; 100,000,000 shares
authorized;
        13,994,155 and 12,959,932 issued and outstanding .            140            129
    Additional paid-in capital ...........................        105,297         59,658
    Retained earnings ....................................         59,579         45,545
                                                             ------------   ------------
        Total shareholders' equity .......................        165,016        105,332
                                                             ------------   ------------
                                                             $    378,338   $    237,645
                                                             ============   ============

         See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                        ------------------   -------------------
                                          1998      1997      1998        1997
                                        --------   -------   --------   --------
SALES ...............................   $103,270   $53,363   $188,370   $104,038

COST OF SALES .......................     70,869    36,485    128,883     71,230
                                        --------   -------   --------   --------
      Gross profit ..................     32,401    16,878     59,487     32,808

SELLING EXPENSES ....................     10,172     5,160     18,463     10,091

GENERAL AND ADMINISTRATIVE EXPENSES .      7,923     4,066     14,542      7,946
                                        --------   -------   --------   --------
      Operating income ..............     14,306     7,652     26,482     14,771

INTEREST EXPENSE ....................      2,002       754      3,473      1,648
                                        --------   -------   --------   --------
      Pretax income .................     12,304     6,898     23,009     13,123

INCOME TAXES ........................      4,800     2,623      8,975      4,988
                                        --------   -------   --------   --------
NET INCOME ..........................   $  7,504   $ 4,275   $ 14,034   $  8,135
                                        ========   =======   ========   ========
BASIC EARNINGS PER SHARE ............   $    .56   $   .34   $   1.06   $    .65
                                        ========   =======   ========   ========
DILUTED EARNINGS PER SHARE ..........   $    .54   $   .33   $   1.03   $    .63
                                        ========   =======   ========   ========

         See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               ---------------------
                                                                 1998         1997
                                                               ---------    --------
OPERATING ACTIVITIES:
    Net income .............................................   $  14,034    $  8,135
    Adjustments to reconcile net income to net cash provided
      by operating activities --
       Depreciation and amortization .......................       8,498       4,460
       Deferred tax provision ..............................       1,505         946
       Changes in assets and liabilities, net of
          effects of acquisitions--
         Accounts receivable ...............................       2,529      (4,045)
         Inventories .......................................         369       3,162
         Prepaid expenses ..................................          71         257
         Other assets ......................................        (203)       (433)
         Accounts payable and accrued liabilities ..........      (4,998)      1,198
         Income taxes payable ..............................       1,747         101
                                                               ---------    --------
            Net cash provided by operating activities ......      23,552      13,781
                                                               ---------    --------
INVESTING ACTIVITIES:
    Acquisitions of businesses, net of cash acquired .......     (72,984)    (12,786)
    Purchases of property and equipment ....................     (10,720)     (4,599)
    Proceeds from disposition of assets ....................         185         869
                                                               ---------    --------
            Net cash used in investing activities ..........     (83,519)    (16,516)
                                                               ---------    --------

FINANCING ACTIVITIES:
    Proceeds from revolving credit agreement ...............     184,267      75,997
    Payments on revolving credit agreement .................    (122,949)    (72,019)
    Payments on long-term debt .............................      (1,473)     (2,119)
    Proceeds from exercise of stock options and other ......         723         676
                                                               ---------    --------
            Net cash provided by financing activities ......      60,568       2,535
                                                               ---------    --------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS ........         601        (200)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........       5,268       3,636
                                                               =========    ========

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................   $   5,869    $  3,436
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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the three and six months ended September 30, 1998 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 1998 has been derived from the 1998 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission in June 1998.

      Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. For the three months ended September 30, 1998 and 1997, the basic weighted average shares outstanding were 13,397,348 and 12,487,564. For the six months ended September 30, 1998 and 1997, the basic weighted average shares outstanding were 13,226,510 and 12,473,828. Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options outstanding. For the three months ended September 30, 1998 and 1997, the weighted average number of common shares and dilutive stock options outstanding were 13,802,957 and 13,029,122. For the six months ended September 30, 1998 and 1997, the weighted average number of common shares and dilutive stock options outstanding were 13,637,272 and 12,962,959.

      The consolidated statements of cash flows provide information about the sources and uses of cash and exclude the effects of non-cash transactions. Significant non-cash transactions primarily include the issuance of common stock and the issuance or assumption of debt in connection with the acquisition of certain printing businesses (see Note 3. Acquisitions). Additionally, equipment capital expenditures financed by the Company, totaling $3,613 for the six months ended September 30, 1998, and the effect of an accrual totaling $2,300 as of September 30, 1997, related to the purchase of a printing press, are not reflected in the accompanying consolidated statements of cash flows. The following is a summary of cash paid for interest and income taxes (net of refunds).

                                     SIX MONTHS ENDED
                                      SEPTEMBER 30,
                                     -----------------
CASH PAID FOR:                        1998      1997
                                     -------   -------
    Interest.....................    $2,893    $1,494
    Taxes .......................    $3,923    $4,110

                           CONSOLIDATED GRAPHICS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

2.  LONG-TERM DEBT

      The following is a summary of the Company's long-term debt as of:



                                                     SEPTEMBER 30,     MARCH 31,
                                                        1998             1998
                                                     ------------      --------
Revolving credit agreement .....................     $    116,200      $ 54,881
Term equipment notes ...........................           16,675        12,997
Other ..........................................            6,104         7,590
                                                     ------------      --------
                                                          138,979        75,468
Less current portion ...........................           (2,875)       (2,438)
                                                     ============      ========
                                                     $    136,104      $ 73,030
                                                     ============      ========

      In August 1998, the Company's existing revolving credit agreement (the "Credit Agreement") with a six-member banking group was increased to $200 million and its maturity date was extended until July 31, 2001. Borrowings outstanding under the Credit Agreement are unsecured and accrue interest at a variable rate (an average of 6.27% per annum as of September 30, 1998). The Company is also required to pay a commitment fee on available but unused amounts under the Credit Agreement ranging from .10% to .35% per annum.

3.    ACQUISITIONS

      The Company completed the following acquisitions during the six months ended September 30, 1998:

   COMPANY                            PRIMARY MARKET                    DATE
--------------------               --------------------------    ---------------
Tursack, Inc.                      Philadelphia, Pennsylvania         April 1998
Image Systems                      Milwaukee, Wisconsin                 May 1998
Printing, Inc.                     Wichita, Kansas                     June 1998
Graphic Communications             San Diego, California               June 1998
Wetzel Brothers                    Milwaukee, Wisconsin                June 1998
Paragraphics                       San Francisco, California           July 1998
Pride Printers                     Boston, Massachusetts               July 1998
Lincoln Printing                   Fort Wayne, Indiana               August 1998
Ironwood Litho                     Phoenix, Arizona                  August 1998
Rush Press/Arts & Crafts Press     San Diego, California          September 1998
Printing Corporation of America    Baltimore, Maryland           September  1998

      To complete the aforementioned acquisitions, in the aggregate, the Company paid cash of $69,817 and issued 934,854 shares of its common stock valued at $44,592.

     Subsequent to September 30, 1998, the Company completed the acquisition of three printing businesses, and, as of November 13, 1998, had signed non-binding letters of intent and one definitive agreement to acquire five additional printing businesses.

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

GENERAL

      Consolidated Graphics, Inc. (the "Company"), headquartered in Houston, Texas, is one of the fastest growing commercial printing companies in the United States. As a leading printing industry consolidator and the largest sheetfed commercial printer in the United States, the Company has expanded its operations to include 45 printing companies nationwide as of November 13, 1998. Each printing business has an established operating history (ranging from 11-120 years), experienced management, solid customer relationships and a reputation for providing quality products and service to its customers. The Company's printing businesses sell to a broadly diversified customer base, including many major corporations.

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

      The Company's consolidated financial results in a given period may be affected by the timing and magnitude of acquisitions. The Company's consolidated operating income margins in the periods following a significant acquisition (or series of acquisitions) may be lower than historically reported margins depending upon the timing and extent to which acquired businesses are able to adapt to and implement the Company's management practices.

RESULTS OF OPERATIONS

      The following tables set forth the Company's historical income statements for the periods indicated:

                                               THREE MONTHS ENDED        SIX MONTHS
                                                 SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                            ---------------------   ---------------------
                                              1998       1997         1998         1997
                                            ---------   ---------   ---------   ---------
                                                 (in millions)          (in millions)
Sales ...................................   $   103.3   $    53.4   $   188.4   $   104.0
Cost of sales ...........................        70.9        36.5       128.9        71.2
                                            ---------   ---------   ---------   ---------
     Gross profit .......................        32.4        16.9        59.5        32.8
Selling expenses ........................        10.2         5.2        18.5        10.1
General and administrative expenses .....         7.9         4.1        14.5         7.9
                                            ---------   ---------   ---------   ---------
     Operating income ...................        14.3         7.6        26.5        14.8
Interest expense ........................         2.0          .7         3.5         1.7
                                            ---------   ---------   ---------   ---------
     Pretax income ......................        12.3         6.9        23.0        13.1
Income taxes ............................         4.8         2.6         9.0         5.0
                                            =========   =========   =========   =========
     Net income .........................   $     7.5   $     4.3   $    14.0   $     8.1
                                            =========   =========   =========   =========

      The following tables set forth the components of income expressed as a percentage of sales for the periods indicated:

                                        THREE MONTHS ENDED          SIX MONTHS
                                            SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                      ----------------------    ----------------------
                                         1998         1997         1998         1997
                                      ---------    ---------    ---------    ---------
Sales .............................       100.0%       100.0%       100.0%       100.0%
Cost of sales .....................        68.6         68.4         68.4         68.5
                                      ---------    ---------    ---------    ---------
     Gross profit .................        31.4         31.6         31.6         31.5
Selling expenses ..................         9.8          9.7          9.8          9.7
General and administrative expenses         7.7          7.6          7.7          7.6
                                      ---------    ---------    ---------    ---------
     Operating income .............        13.9         14.3         14.1         14.2
Interest expense ..................         2.0          1.4          1.8          1.6
                                      ---------    ---------    ---------    ---------
     Pretax income ................        11.9         12.9         12.3         12.6
Income taxes ......................         4.6          4.9          4.8          4.8
                                      =========    =========    =========    =========
     Net income ...................         7.3%         8.0%         7.5%         7.8%
                                      =========    =========    =========    =========

      Acquisitions in fiscal 1998 and 1999 are the primary causes of the increases in revenues and expenses since September 30, 1997. Each of the Company's acquisitions in fiscal 1998 and 1999 have been accounted for under the purchase method of accounting; accordingly, the Company's consolidated income statements reflect revenues and expenses of acquired businesses only for post-acquisition periods.

      The following table sets forth the Company's 1998 and 1999 acquisitions (collectively the "1998/99 Acquired Businesses") and indicates the period in which each business was acquired.

      FISCAL 1998 ACQUISITIONS:
          Tucker Printers............................... April 1997
          The Etheridge Company......................... July 1997
          Georges and Shapiro........................... August 1997
          Austin Printing............................... September 1997
          Geyer Printing................................ October 1997
          Superior Color Graphics....................... October 1997
          The Otto Companies............................ October 1997
          Walnut Circle Press........................... November 1997
          Columbia Color................................ January 1998
          StorterChilds Printing........................ January 1998
          Heath Printers................................ January 1998
          Fittje Bros. Printing......................... February 1998
          Courier Printing.............................. March 1998

      FISCAL 1999 ACQUISITIONS:
          Tursack, Inc...................................April 1998
          Image Systems..................................May 1998
          Printing, Inc..................................June 1998
          Graphic Communications.........................June 1998
          Wetzel Brothers................................June 1998
          Paragraphics...................................July 1998
          Pride Printers.................................July 1998
          Lincoln Printing...............................August 1998
          Ironwood Litho.................................August 1998
          Rush Press/Arts & Crafts Press.................September 1998
          Printing Corporation of America................September 1998

      For more information regarding the fiscal 1998 acquisitions, refer to "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998. For more information regarding the fiscal 1999 acquisitions, refer to the accompanying "Notes to Consolidated Financial Statements" included elsewhere herein.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997.

      Sales increased 94% to $103.3 million for the three months ended September 30, 1998, from $53.4 million for the three months ended September 30, 1997. This increase is due to the addition of the 1998/99 Acquired Businesses and internal growth at the Company's other businesses. The internal growth resulted primarily from the Company's ongoing capital investments in new equipment and technology, which has added production capacity at certain locations, and in some cases, expanded the range of services available to meet customer needs.

      Gross profit increased 92% to $32.4 million for the three months ended September 30, 1998, from $16.9 million for the three months ended September 30, 1997, primarily due to the addition of the 1998/99 Acquired Businesses. Gross profit margins at recently acquired businesses tend to be lower than the Company's historical average, then improve as they begin to take full advantage of the Company's operating strategies and national purchasing programs. Consequently, gross profit as a percentage of sales decreased to 31.4% in the current quarter from 31.6% in the corresponding period of the prior year because a larger percentage of revenues during the period were attributed to companies owned less than one year.

      Selling expenses increased 97% to $10.2 million for the three months ended September 30, 1998, from $5.2 million for the three months ended September 30, 1997, due to the increased sales levels as discussed above. Selling expenses as a percentage of sales increased slightly to 9.8% in the current quarter from 9.7% in the corresponding period of the prior year.

      General and administrative expenses increased 95% to $7.9 million for the three months ended September 30, 1998, from $4.1 million for the three months ended September 30, 1997. This increase is due to the addition of the 1998/99 Acquired Businesses and, to a lesser extent, an increase in headquarters staffing in order to maintain a high level of service to the Company's acquired businesses. General and administrative expenses as a percentage of sales increased slightly to 7.7% in the current quarter as compared to 7.6% a year ago.

      Interest expense increased to $2.0 million for the three months ended September 30, 1998, from $.7 million for the three months ended September 30, 1997, primarily due to a net increase in borrowings under the Company's revolving credit facility to finance the cash portions of the purchase price of the 1998/99 Acquired Businesses.

      Effective income tax rates reflect an increase to 39% in the current quarter from 38% a year ago, reflecting a combination of factors, including the Company's growth by acquisition in states with proportionately higher income tax rates, the effect of nondeductible goodwill incurred in connection with certain acquisitions and an increase in the Company's effective marginal federal income tax rate.

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 1997

      Sales increased 81% to $188.4 million for the six months ended September 30, 1998, from $104.0 million for the six months ended September 30, 1997. This increase is due to the addition of the 1998/99 Acquired Businesses, coupled with internal growth at the Company's other businesses.

      Gross profit increased 81% to $59.5 million for the six months ended September 30, 1998, from $32.8 million for the six months ended September 30, 1997, primarily due to the addition of the 1998/99 Acquired Businesses. Gross profit as a percentage of sales increased slightly to 31.6% in the current year as compared to 31.5% in the prior year, due to operating efficiencies from investments in equipment and technology at existing businesses, along with further cost savings generated by the Company's increased purchasing power, offset partially by lower average gross profit margins at newly acquired businesses.

      Selling expenses increased 83% to $18.5 million for the six months ended September 30, 1998, from $10.1 million for the six months ended September 30, 1997, due to the increased sales levels as discussed above. Selling expenses as a percentage of sales increased slightly to 9.8% in the current year from 9.7% in the prior year.

     General and administrative expenses increased 83% to $14.5 million for the six months ended September 30, 1998, from $7.9 million for the six months ended September 30, 1997. This increase is due to the addition of the 1998/99 Acquired Businesses and an increase in corporate staffing as discussed above. General and administrative expenses as a percentage of sales increased slightly to 7.7% in the current year from 7.6% in the prior year.

      Interest expense increased to $3.5 million for the six months ended September 30, 1998, from $1.7 million for the six months ended September 30, 1997, primarily due to a net increase in borrowings under the Company's revolving credit facility to finance the cash portions of the purchase price of the 1998/99 Acquired Businesses.

      Effective income tax rates reflect an increase to 39% in the current year from 38% in the prior year, due to the same combination of factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary uses of cash are for capital expenditures, acquisitions and payments on long-term debt incurred to finance certain equipment purchases or assumed in connection with certain acquisitions. Cash utilized for capital expenditures, which relate primarily to the purchases of new equipment, was $10.7 million for the six months ended September 30, 1998. Cash utilized to complete acquisitions totaled $73.0 million for the six months ended September 30, 1998. Payments on long-term debt totaled $1.5 million for the six months ended September 30, 1998.

      The Company financed its capital requirements through internally generated funds and borrowings under its revolving credit facility (see below). Cash flow generated from operations (net income plus depreciation, amortization, and deferred tax provision) was $24.0 million for the six months ended September 30, 1998. Net incremental borrowings under the revolving credit facility were $61.3 million and debt incurred directly to finance equipment purchases was $3.6 million for the six months ended September 30, 1998.

      In August 1998, the Company's existing revolving credit agreement (the "Credit Agreement") with a six-member banking group was increased to $200 million and its maturity date was extended to July 31, 2001. Borrowings outstanding under the Credit Agreement, which totaled $116.2 million at September 30, 1998, are unsecured and accrue interest at a variable rate (an average of 6.27% per annum as of September 30, 1998). The Company is also required to pay a commitment fee on available but unused amounts under the Credit Agreement ranging from .10% to .35% per annum.

      The Company is subject to certain covenants and restrictions and must meet certain financial tests pursuant to and as defined in the Credit Agreement. The Company believes that these restrictions do not adversely affect its acquisition or operating strategies, and that it was in compliance with such financial tests and other covenants at September 30, 1998.

      In 1996 the Company entered into an arrangement with Komori America Corporation (the "Komori Agreement"), pursuant to which the Company may, but is not obligated to, purchase up to $50 million of printing presses over its term. The Komori Agreement provides certain volume purchase incentives and long-term financing options. As of September 30, 1998, the Company was obligated on term notes related to the Komori Agreement totaling $14.9 million. These term notes provide for fixed monthly principal and interest payments through 2008 at an average interest rate of 7.70%, and are secured by the purchased presses. The Company is not subject to any significant financial covenants or restrictions in connection with these obligations.

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

      During the six months ended September 30, 1998, the Company acquired eleven printing businesses. To complete these acquisitions, in the aggregate, the Company issued 934,854 shares of its common stock and paid cash of $69.8 million. Subsequent to September 30, 1998, the Company completed the acquisition of three printing businesses, and, as of November 13, 1998, had signed non-binding letters of intent and one definitive agreement to acquire five additional printing businesses.

      The Company intends to continue to actively pursue acquisition opportunities, utilizing cash flow from operations, borrowings under the Credit Agreement or the issuance of its common stock to complete acquisitions. There can be no assurance that the Company will be able to acquire additional businesses on acceptable terms in the future. In addition, there can be no assurance that the Company will be able to establish, maintain or increase the profitability of an acquired business.

YEAR 2000 COMPLIANCE

      The Year 2000 issue results from the historical use in computer software programs of a two-digit abbreviation in date fields to represent the year. Certain computer programs, including programs imbedded in various equipment, may fail to properly function when confronted with dates which contain the two-digit year "00". These processing errors have the potential to cause system failures or disrupt normal operations.

      The Company has reviewed and is continuing to review its business risks associated with the Year 2000 issue. The Company believes that substantially all of its equipment used in its printing operations, including its pre-press and press equipment and its equipment used to finish and deliver its products, will not be materially affected by the Year 2000 issue. Certain of the Company's management information systems and associated computer equipment are not currently Year 2000 compliant. The majority of these management information systems are maintained by third-party vendors and employ software that is specifically designed for the printing industry. Substantially all of these vendors have recently released software versions that are Year 2000 compliant. The Company is scheduling upgrades of its hardware and software to implement the Year 2000 compliant versions and presently anticipates that substantially all such systems will be Year 2000 compliant as early as Summer 1999, but in any event no later than December 31, 1999. While the upgrades may be implemented at an accelerated pace as a result of the Year 2000 issue, the cost of implementing these software upgrades is not expected to be materially in excess of the Company's recurring investment in management information systems.

      In addition, the Company is in the process of assessing its exposure to business disruptions as a result of the Year 2000 issues of its suppliers and customers. Like many manufacturing companies, the operation of the Company's businesses is dependent upon the operation of many other businesses, the disruption of any one or even a number of which as a result of the Year 2000 issue would not have a material effect on the business of the Company. However, should a significant number of such businesses suffer disruptions as a result of the Year 2000 issue, the Company's operations could be adversely affected.

      The Company has communicated with many of its suppliers to assess each supplier's Year 2000 readiness. Based on responses received to date, and because there are many suppliers of paper, ink and other materials used in printing operations, the Company does not believe that it is materially dependent on any one supplier and that it will be able to obtain materials to continue its operations without significant disruption after the Year 2000.

      The Company has a large and diversified customer base comprised of thousands of customers in locations throughout the United States and is not dependent on any one customer or group of customers for its revenues. As such, the Company does not anticipate that the demand for its commercial printing services would be materially adversely affected as a result of Year 2000 issues unless such issues have a widespread, catastrophic effect on its customer base in excess of current expectations.

      As part of its ongoing review of the Year 2000 issue, the Company evaluates and addresses Year 2000 issues for its planned acquisitions and implements appropriate remedial action following completion of such acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS

      During the first quarter of fiscal 1999, the Company was required to adopt Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires that all changes in the Company's equity during the reporting period, including all net income and charges directly to equity that are excluded from net income, be presented in the Company's consolidated financial statements. SFAS No. 130 does not have a material effect on the Company's consolidated financial position or consolidated results of operations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      During the six months ended September 30, 1998, the Company issued 934,854 shares of its common stock valued at approximately $44.6 million in connection with the acquisition of certain printing businesses and also issued 13,334 shares pursuant to an earnout agreement entered into in connection with a prior year acquisition. The issuance of such common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On July 29, 1998, the Company held its Annual Meeting of Shareholders. The following items were submitted to a vote of shareholders through the solicitation of proxies:

(a)   Election of Directors
      The following persons were elected to serve on the Board of Directors until the 1999 annual meeting of shareholders or until their successors have been duly elected and qualified. The Directors received the votes set forth opposite their respective names:

                      NAME                      FOR      AGAINST  ABSTENTIONS
                      ----                      ---      -------  -----------
      Joe R. Davis.........................  12,272,204   63,486       0
      Larry J. Alexander...................  12,272,204   63,486       0
      Brady F. Carruth.....................  12,272,204   63,486       0
      Clarence C. Comer....................  12,272,204   63,486       0
      Gary L. Forbes.......................  12,272,204   63,486       0
      W. D. Hawkins........................  12,272,204   63,486       0
      James H. Limmer......................  12,272,204   63,486       0
      Thomas E. Smith......................  12,272,204   63,486       0
      Hugh N. West.........................  12,272,204   63,486       0

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

ITEM 5.  OTHER INFORMATION.

      The Company filed on October 30, 1998, a Registration Statement on Form S-4 in connection with its contemplated acquisition of Automated Graphic Systems, Inc. The Registration Statement registers $16 million of common stock of the Company to be issued upon completion of this acquisition. The Company has also filed several other registration statements, of which all but one have been declared effective, pursuant to which shares of common stock of the Company that were issued as restricted securities in connection with certain acquisitions may be resold.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS

  3.2 Restated By-Laws of Consolidated Graphics, Inc. dated as of November 2, 1998.

*10.1 First Amendment to the Revolving Credit Agreement among the Company and Chase Bank of Texas as Agent and Bank One of Texas, N.A. as Co-Agent, dated August 4, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30,
       1998) SEC File No. 0-24068, Exhibit 10.1).

*10.2 Second Amendment to Consolidated Graphics, Inc. Long-Term Incentive Plan, as amended (reflecting an increase in the number of shares of Common Stock authorized to be issued thereunder from 1,935,000 (as a result of a 2 for 1 split to 3,435,000) (Consolidated Graphics, Inc. Registration Statement on Form S-8 (Reg. No. 333-66019, Exhibit 4.3).

 27    Edgar financial data schedules.
--------------
  *    Incorporated by reference

(B)   REPORTS ON FORM 8-K:

1) Form 8-K, filed July 2, 1998 in connection with the press release announcing the signing of a letter of intent to acquire Automated Graphic Systems, Inc.

2) Form 8-K, filed July 9, 1998 in connection with the press releases announcing the completion of the acquisition of Paragraphics, Inc. and the signing of a letter of intent to acquire Rush Press and Arts & Crafts Press.

3) Form 8-K, filed July 21, 1998 in connection with the press release announcing the completion of the acquisition of Pride Printers, Inc.

4) Form 8-K, filed July 29, 1998 in connection with the press release announcing the Company's fiscal 1999 first quarter results and the increase of the Company's revolving credit facility to $200 million.

5) Form 8-K, filed August 5, 1998 in connection with the press release announcing the signing of a letter of intent to acquire four commercial printing companies.

6) Form 8-K, filed August 17, 1998 in connection with the press release announcing the signing of a letter of intent to acquire Metropolitan Printing Service, Inc.

7) Form 8-K, filed August 26, 1998 in connection with the press releases announcing the completion of the acquisitions of Lincoln Printing Corporation and Ironwood Lithographers, Inc.

8) Form 8-K, filed September 2, 1998 in connection with the filing of a shelf registration statement on Form S-4.

9) Form 8-K, filed September 21, 1998 in connection with the press release announcing the completion of the acquisition of Rush Press and Arts & Crafts Press.

10)Form 8-K, filed September 28, 1998 in connection with the press releases announcing the signing of a letter of intent to acquire The Graphics Group and the completion of the acquisition of Printing Corporation of America.

11)Form 8-K, filed October 8, 1998 in connection with the press release announcing the signing of a letter of intent to acquire Mount Vernon Printing Company.

12)Form 8-K, filed October 13, 1998 in connection with the amendment of Article II, Section 16, subsection (m) of the By-laws of the Company.

13)Form 8-K, filed October 23, 1998 in connection with the press release announcing the signing of a letter of intent to acquire Maxwell Graphics Arts.

14)Form 8-K, filed October 28, 1998 in connection with the press release announcing the Company's fiscal 1999 second quarter results.

15)Form 8-K, filed November 4, 1998 in connection with the press release announcing the completion of the acquisition of Metropolitan Printing.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT, CONSOLIDATED GRAPHICS, INC., HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                    CONSOLIDATED GRAPHICS, INC.



Dated:   November 16, 1998          By: /s/ G. CHRISTOPHER COLVILLE
                                      -----------------------------
                                          G. Christopher Colville
                                          Executive Vice President -
                                          Mergers and Acquisitions,
                                          Chief Financial and
                                          Accounting Officer