Form 10-Q
period 1998-12-31
CONSOLIDATED GRAPHICS INC /TX/
filed 1999-02-12
CIK 921500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

   (MARK ONE)

      [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

                               Yes [X] No [ ]

   The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at January 31, 1999 was 14,339,026.

                           CONSOLIDATED GRAPHICS, INC.
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998


                                      INDEX
                                                                            PAGE
Part I -- Financial Information

   Item 1 -- Financial Statements

      Consolidated Balance Sheets at December 31, 1998 and March 31, 1998...  1

      Consolidated Income Statements for the Three and Nine Months Ended
        December 31, 1998 and 1997..........................................  2

      Consolidated Statements of Cash Flows for the Nine Months Ended
        December 31, 1998 and 1997..........................................  3

      Notes to Consolidated Financial Statements............................  4

   Item 2 -- Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................  6

Part II -- Other Information

   Item 1 -- Legal Proceedings.............................................. 13

   Item 2 -- Changes in Securities and Use of Proceeds...................... 13

   Item 3 -- Defaults upon Senior Securities................................ 13

   Item 4 -- Submission of Matters to a Vote of Security Holders............ 13

   Item 5 -- Other Information.............................................. 13

   Item 6 -- Exhibits and Reports on Form 8-K............................... 13

Signatures.................................................................. 15

                           CONSOLIDATED GRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                    DECEMBER 31, MARCH 31,
                                                        1998      1998
                                                     ---------  --------
                         ASSETS                     (UNAUDITED) (AUDITED)

CURRENT ASSETS:

    Cash and cash equivalents ....................   $ 11,365   $  5,268
    Accounts receivable, net .....................     76,952     51,008
    Inventories ..................................     22,251     13,074
    Prepaid expenses .............................      4,137      2,129
                                                     --------   --------
        Total current assets .....................    114,705     71,479

PROPERTY AND EQUIPMENT, net ......................    216,490    135,892

GOODWILL, net ....................................     93,436     28,157

OTHER ASSETS .....................................      5,990      2,117
                                                     ========   ========
                                                     $430,621   $237,645
                                                     ========   ========


          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current portion of long-term debt ............   $  2,854   $  2,438
    Accounts payable .............................     40,468     22,276
    Accrued liabilities ..........................     31,016     18,863
    Income taxes payable .........................      1,558         33
                                                     --------   --------
        Total current liabilities ................     75,896     43,610

LONG-TERM DEBT, net of current portion ...........    143,215     73,030

DEFERRED INCOME TAXES ............................     23,437     15,673

COMMITMENTS AND CONTINGENCIES ....................       --         --

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value; 100,000,000 shares
authorized;
        14,318,672 and 12,959,932 issued and
        outstanding ..............................        143        129
    Additional paid-in capital ...................    119,701     59,658
    Retained earnings ............................     68,229     45,545
                                                     --------   --------
        Total shareholders' equity ...............    188,073    105,332
                                                     ========   ========

                                                     $430,621   $237,645
                                                     ========   ========


         See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                           DECEMBER 31,          DECEMBER 31,
                                       -----------------------------------------
                                          1998      1997       1998       1997
                                       --------   --------   --------   --------


SALES ..............................   $118,278   $ 60,977   $306,648   $165,015


COST OF SALES ......................     81,128     41,626    210,011    112,856
                                       --------   --------   --------   --------


    Gross profit ...................     37,150     19,351     96,637     52,159


SELLING EXPENSES ...................     11,676      5,881     30,139     15,972

GENERAL AND ADMINISTRATIVE EXPENSES       9,155      4,622     23,697     12,568
                                       --------   --------   --------   --------


    Operating income ...............     16,319      8,848     42,801     23,619

INTEREST EXPENSE, net ..............      2,142        996      5,615      2,644
                                       --------   --------   --------   --------


    Pretax income ..................     14,177      7,852     37,186     20,975

INCOME TAXES .......................      5,526      2,984     14,502      7,972
                                       --------   --------   --------   --------


NET INCOME .........................   $  8,651   $  4,868   $ 22,684   $ 13,003
                                       ========   ========   ========   ========



BASIC EARNINGS PER SHARE ...........   $    .61   $    .38   $   1.68   $   1.04
                                       ========   ========   ========   ========


DILUTED EARNINGS PER SHARE .........   $    .60   $    .37   $   1.63   $   1.00
                                       ========   ========   ========   ========

         See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                          NINE MONTHS ENDED
                                                             DECEMBER 31,
                                                        -------------------
                                                           1998         1997
                                                        ---------    ---------

OPERATING ACTIVITIES:

    Net income ......................................   $  22,684    $  13,003
    Adjustments to reconcile net income to net cash
      provided by operating activities --
       Depreciation and amortization ................      14,292        7,247
       Deferred tax provision .......................       2,325        2,371
       Changes in assets and liabilities, net of
effects of acquisitions--
         Accounts receivable ........................       7,794       (2,737)
         Inventories ................................       2,944        2,942
         Prepaid expenses ...........................        (305)        (280)
         Other assets ...............................      (2,650)      (1,078)
         Accounts payable and accrued liabilities ...     (15,806)      (1,552)
         Income taxes payable .......................       2,087          332
                                                        ---------    ---------
            Net cash provided by operating activities      33,365       20,248
                                                        ---------    ---------

INVESTING ACTIVITIES:
    Acquisitions of businesses, net of cash acquired      (81,905)     (28,265)
    Purchases of property and equipment .............     (14,822)      (7,483)
    Proceeds from disposition of assets .............         890          915
                                                        ---------    ---------
            Net cash used in investing activities ...     (95,837)     (34,833)
                                                        ---------    ---------

FINANCING ACTIVITIES:
    Proceeds from revolving credit agreement ........     230,068      150,021
    Payments on revolving credit agreement ..........    (158,749)    (132,343)
    Payments on long-term debt ......................      (2,956)      (4,766)
    Proceeds from exercise of stock options and other         206          855
                                                        ---------    ---------
            Net cash provided by financing activities      68,569       13,767
                                                        ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        6,097         (818)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....       5,268        3,636
                                                        =========    =========

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........   $  11,365    $   2,818
                                                        =========    =========


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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the three and nine months ended December 31, 1998 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 1998 has been derived from the 1998 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission in June 1998. Certain reclassifications have been made to fiscal 1998 amounts to conform to the current year presentation.

      Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. For the three months ended December 31, 1998 and 1997, the basic weighted average shares outstanding were 14,154,400 and 12,681,971. For the nine months ended December 31, 1998 and 1997, the basic weighted average shares outstanding were 13,535,290 and 12,552,523. Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options outstanding. For the three months ended December 31, 1998 and 1997, the weighted average number of common shares and dilutive stock options outstanding were 14,519,647 and 13,204,046. For the nine months ended December 31, 1998 and 1997, the weighted average number of common shares and dilutive stock options outstanding were 13,912,099 and 13,031,675.

      The consolidated statements of cash flows provide information about the sources and uses of cash and exclude the effects of non-cash transactions. Significant non-cash transactions primarily include the issuance of common stock and the issuance or assumption of debt in connection with the acquisition of certain printing businesses (see Note 3. Acquisitions). Additionally, equipment capital expenditures financed by the Company, totaling $3,614 for the nine months ended December 31, 1998, and the effect of an accrual totaling $15,826 as of December 31, 1998, related to the purchase of printing presses, are not reflected in the accompanying consolidated statements of cash flows. The following is a summary of cash paid for interest and income taxes (net of refunds).

                                       NINE MONTHS
                                          ENDED
                                       DECEMBER 31,
                                     -----------------
CASH PAID FOR:                        1998      1997
                                     -------   -------
    Interest.....................    $4,900    $2,619
    Taxes .......................    $8,652    $5,668

                           CONSOLIDATED GRAPHICS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED (IN
               THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

2.  LONG-TERM DEBT

      The following is a summary of the Company's long-term debt as of:


                                          DECEMBER 31,   MARCH 31
                                              1998         1998
                                           -----------  --------

              Revolving credit agreement   $ 116,200    $  44,881
              Term equipment notes .....      14,572       12,997
              Other ....................      15,297       17,590
                                           ---------    ---------
                                             146,069       75,468
              Less current portion .....      (2,854)      (2,438)
                                           ---------    ---------

                                           $ 143,215    $  73,030
                                           =========    =========

      In August 1998, the Company amended its credit facility to increase the borrowing capacity available under its $100 million revolving credit facility to $200 million and extended the maturity date from May 31, 2000 to July 31, 2001. Borrowings outstanding under the credit facility are unsecured and accrue interest at a variable rate (an average of 6.23% per annum on December 31, 1998).


3.    ACQUISITIONS

      The Company completed the following acquisitions during the nine months ended December 31, 1998:

               COMPANY                  PRIMARY MARKET               DATE
               -------                  --------------               ----

          Tursack, Inc.            Philadelphia, Pennsylvania     April 1998
          Image Systems            Milwaukee, Wisconsin            May 1998
          Printing, Inc.           Wichita, Kansas                 June 1998
          Graphic Communications   San Diego, California           June 1998
          Wetzel Brothers          Milwaukee, Wisconsin            June 1998
          Paragraphics             San Francisco, California       July 1998
          Pride Printers           Boston, Massachusetts           July 1998
          Lincoln Printing         Fort Wayne, Indiana            August 1998
          Ironwood Litho           Phoenix, Arizona               August 1998
          Rush Press/Arts &
           Crafts Press            San Diego, California        September 1998
          Printing Corporation of
          America                  Baltimore, Maryland          September 1998
          Metropolitan Printing    Bloomington, Indiana          October 1998
          Graphic Technology of
          Maryland                 Annapolis Junction, Maryland  November 1998
          McKay Press              Midland, Michigan             November 1998
          Mount Vernon Printing    Landover, Maryland            December 1998

      To complete the aforementioned acquisitions, in the aggregate, the Company paid cash of $33,752, issued 1,211,319 shares of its common stock and discharged debt of the acquired businesses totaling $48,153.

                           CONSOLIDATED GRAPHICS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      THE FOLLOWING DISCUSSIONS CONTAIN FORWARD-LOOKING INFORMATION. READERS ARE CAUTIONED THAT SUCH INFORMATION INVOLVES RISKS AND UNCERTAINTIES, INCLUDING THOSE CREATED BY GENERAL MARKET CONDITIONS, COMPETITION AND THE POSSIBILITY THAT EVENTS MAY OCCUR WHICH LIMIT THE ABILITY OF CONSOLIDATED GRAPHICS, INC. (THE "COMPANY"), TO MAINTAIN OR IMPROVE ITS OPERATING RESULTS OR EXECUTE ITS PRIMARY GROWTH STRATEGY OF ACQUIRING ADDITIONAL PRINTING BUSINESSES. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE, AND THERE CAN THEREFORE BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN WILL PROVE TO BE ACCURATE. THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

GENERAL

      The Company, headquartered in Houston, Texas, is one of the fastest growing commercial printing companies in the United States. As a leading printing industry consolidator and the largest sheetfed commercial printer in the United States, the Company has expanded its operations to include 46 printing companies nationwide as of January 31, 1999. Each printing business has an established operating history (ranging from 11-120 years), experienced management, solid customer relationships and a reputation for providing quality products and service to its customers. The Company's printing businesses sell to a broadly diversified customer base, including many major corporations.

      The sales of the Company are derived from the production and sale of customized printed materials by its printing businesses. All of the printing businesses provide general commercial printing services relating to the production of annual reports, training manuals, product and capability brochures, direct mail pieces, catalogs and other promotional material, all of which tend to be recurring in nature. Each printing business has its own sales, estimating, customer service, pre-press, production, post-press and accounting departments. The Company's headquarters provides its printing businesses with certain administrative services, such as purchasing and human resources support, and maintains centralized risk management, treasury, investor relations and consolidated financial reporting activities.


      The strategy of the Company is to generate growth in sales and profits through an aggressive acquisition program, coupled with internal growth and operational improvements at its existing businesses. The Company provides its acquired businesses cost savings through master purchasing arrangements, access to technology and capital, strategic counsel and a commitment to training through a unique, comprehensive management development program. As a result, operating income margins and efficiencies of newly acquired businesses, which may be lower than those being achieved by other businesses of the Company, typically improve as the operating strategies of the Company are fully implemented.


      The consolidated financial results of the Company in a given period may be affected by the timing and magnitude of acquisitions. The consolidated operating income margins of the Company in the periods following a significant acquisition (or series of acquisitions) may be lower than historically reported consolidated margins, depending upon the timing and extent to which an acquired business is able to adapt to and implement the management practices of the Company.


      The printing businesses of the Company primarily compete in the general commercial printing sectors, which are characterized by individual orders from customers for specific printing projects rather than long-term contracts. Continued engagement for successive jobs is dependent upon, among other things, the customer's satisfaction with the services provided. As such, the Company is unable to predict, for more than a few weeks in advance, the number, size and profitability of printing jobs its expects to produce.

RESULTS OF OPERATIONS

      The following tables set forth the Company's historical income statements for the periods indicated:

                                         THREE MONTHS       NINE MONTHS
                                             ENDED             ENDED
                                          DECEMBER 31,      DECEMBER 31,
                                        ---------------   ---------------
                                         1998     1997     1998     1997
                                        ------   ------   ------   ------
                                         (in millions)    (in millions)
Sales ................................. $118.3   $ 61.0   $306.6   $165.0
Cost of sales .........................   81.1     41.6    210.0    112.9
                                        ------   ------   ------   ------
   Gross profit .......................   37.2     19.4     96.6     52.1
Selling expenses ......................   11.7      5.9     30.1     16.0
General and administrative expenses ...    9.2      4.6     23.7     12.5
                                        ------   ------   ------   ------
   Operating income ...................   16.3      8.9     42.8     23.6
Interest expense ......................    2.1      1.0      5.6      2.6
                                        ------   ------   ------   ------
   Pretax income ......................   14.2      7.9     37.2     21.0
Income taxes ..........................    5.5      3.0     14.5      8.0
                                        ======   ======   ======   ======

   Net income ......................... $  8.7   $  4.9   $ 22.7   $ 13.0
                                        ======   ======   ======   ======


      The following tables set forth the components of income expressed as a percentage of sales for the periods indicated:

                                          THREE MONTHS      NINE MONTHS
                                              ENDED            ENDED
                                          DECEMBER 31,      DECEMBER 31,
                                         --------------    --------------
                                          1998     1997     1998     1997
                                         -----    -----    -----    -----
Sales .................................  100.0%   100.0%   100.0%   100.0%
Cost of sales .........................   68.6     68.3     68.5     68.4
                                         -----    -----    -----    -----
   Gross profit .......................   31.4     31.7     31.5     31.6
Selling expenses ......................    9.9      9.6      9.8      9.7
General and administrative expenses ...    7.7      7.6      7.7      7.6
                                         -----    -----    -----    -----
   Operating income ...................   13.8     14.5     14.0     14.3
Interest expense ......................    1.8      1.6      1.8      1.6
                                         -----    -----    -----    -----
   Pretax income ......................   12.0     12.9     12.2     12.7
Income taxes ..........................    4.7      4.9      4.7      4.8
                                         =====    =====    =====    =====
   Net income .........................    7.3%     8.0%     7.5%     7.9%
                                         =====    =====    =====    =====


      Acquisitions in fiscal 1998 and 1999 are the primary causes of the increases in revenues and expenses for the fiscal 1999 periods compared to the fiscal 1998 periods. Each of the Company's acquisitions in fiscal 1998 and 1999 have been accounted for under the purchase method of accounting; accordingly, the Company's consolidated income statements reflect revenues and expenses of acquired businesses only for post-acquisition periods.

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

      FISCAL 1999 ACQUISITIONS:
          Tursack, Inc...................................April 1998
          Image Systems..................................May 1998
          Printing, Inc..................................June 1998
          Graphic Communications.........................June 1998
          Wetzel Brothers................................June 1998
          Paragraphics...................................July 1998
          Pride Printers.................................July 1998
          Lincoln Printing...............................August 1998
          Ironwood Litho.................................August 1998
          Rush Press/Arts & Crafts Press.................September 1998
          Printing Corporation of America................September 1998
          Metropolitan Printing .........................October 1998
          Graphic Technology of Maryland.................November 1998
          McKay Press....................................November 1998
          Mount Vernon Printing .........................December 1998

      For more information regarding the fiscal 1998 acquisitions, refer to "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998. For more information regarding the fiscal 1999 acquisitions, refer to the accompanying "Notes to Consolidated Financial Statements" included elsewhere herein.

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1997.

      Sales increased 94% to $118.3 million for the three months ended December 31, 1998, from $61.0 million for the three months ended December 31, 1997. Sales attributable to the 1998/99 Acquired Businesses accounted for this increase.

      Gross profit increased 92% to $37.2 million for the three months ended December 31, 1998, from $19.4 million for the three months ended December 31, 1997, due to the addition of the 1998/99 Acquired Businesses. Gross profit margins at recently acquired businesses tend to be lower than the Company's historical average, then improve as they begin to take full advantage of the Company's operating strategies and national purchasing programs. Consequently, gross profit as a percentage of sales decreased to 31.4% in the current quarter from 31.7% in the corresponding period of the prior year because a larger percentage of revenues during the period were generated by companies owned less than one year.

      Selling expenses increased 99% to $11.7 million for the three months ended December 31, 1998, from $5.9 million for the three months ended December 31, 1997, due to the increased sales levels noted above. Selling expenses as a percentage of sales increased to 9.9% in the current quarter from 9.6% in the corresponding period of the prior year due to higher selling costs incurred at newly acquired businesses.

      General and administrative expenses increased 98% to $9.2 million for the three months ended December 31, 1998, from $4.6 million for the three months ended December 31, 1997. This increase is due to the addition of the 1998/99 Acquired Businesses and, to a lesser extent, an increase in headquarters staffing in order to maintain a high level of service to the Company's acquired businesses. General and administrative expenses as a percentage of sales increased slightly to 7.7% in the current quarter as compared to 7.6% a year ago.

      Interest expense increased to $2.1 million for the three months ended December 31, 1998, from $1.0 million for the three months ended December 31, 1997, primarily due to a net increase in borrowings under the Company's revolving credit facility to finance, in part, the cash portions of the purchase price of the 1998/99 Acquired Businesses.

      Effective income tax rates reflect an increase to 39% in the current quarter from 38% a year ago, reflecting a combination of factors, including growth by acquisition in states with proportionately higher income tax rates, the effect of nondeductible goodwill incurred in connection with certain acquisitions and an increase in the Company's effective marginal federal income tax rate.

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 1997

      Sales increased 86% to $306.6 million for the nine months ended December 31, 1998, from $165.0 million for the nine months ended December 31, 1997. Sales attributable to the 1998/99 Acquired Businesses accounted for this increase.

      Gross profit increased 85% to $96.6 million for the nine months ended December 31, 1998, from $52.1 million for the nine months ended December 31, 1997, due to the addition of the 1998/99 Acquired Businesses. Gross profit as a percentage of sales decreased slightly to 31.5% in the current year as compared to 31.6% in the prior year due primarily to the effect of newly acquired businesses as noted above.

      Selling expenses increased 89% to $30.1 million for the nine months ended December 31, 1998, from $16.0 million for the nine months ended December 31, 1997, due to the increased sales levels noted above. Selling expenses as a percentage of sales increased slightly to 9.8% in the current year from 9.7% in the prior year.

      General and administrative expenses increased 89% to $23.7 million for the nine months ended December 31, 1998, from $12.5 million for the nine months ended December 31, 1997. This increase is due to the addition of the 1998/99 Acquired Businesses and an increase in corporate staffing as discussed above. General and administrative expenses as a percentage of sales increased slightly to 7.7% in the current year from 7.6% in the prior year.

      Interest expense increased to $5.6 million for the nine months ended December 31, 1998, from $2.6 million for the nine months ended December 31, 1997, primarily due to a net increase in borrowings under the Company's revolving credit facility to finance, in part, the cash portions of the purchase price of the 1998/99 Acquired Businesses.

      Effective income tax rates reflect an increase to 39% in the current year from 38% in the prior year, due to the same combination of factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES


      The primary cash uses of the Company are for acquisitions, capital expenditures and payments on long-term debt incurred to finance certain equipment purchases or assumed in connection with certain acquisitions. Cash utilized to complete acquisitions totaled $81.9 million in the nine months ended December 31, 1998. Cash utilized for capital expenditures, which relate primarily to the purchase of new equipment, was $14.8 million in the nine months ended December 31, 1998. Payments on long-term debt totaled $3.0 million in the nine months ended December 31, 1998. In total, cash requirements for acquisitions, capital expenditures and debt service was $99.7 million in the nine months ended December 31, 1998.

      The Company financed its cash requirements through internally generated funds and borrowings under its revolving credit facility. Cash flow generated from operations (net income plus depreciation, amortization and deferred tax provision) was $39.3 million in the nine months ended December 31, 1998. Net incremental borrowings under its revolving credit facility were $71.3 million in the nine months ended December 31, 1998. Debt incurred directly to finance equipment purchases was $3.6 million in the nine months ended December 31, 1998.

      In June 1997, the Company entered into a $100 million revolving credit agreement, which was amended in August 1998 to increase the facility to $200 million (as amended, the "Credit Agreement"), with a nine-member banking group (following the amendment). Loans outstanding under the Credit Agreement are unsecured and accrue interest, at the option of the Company, at (1) the London Interbank Offered Rate (LIBOR) plus .50% to 1.50% based upon the Debt to Pro Forma EBITDA ratio as defined, redetermined quarterly, or (2) an alternate base rate based upon the agent bank's prime lending rate or Federal Funds effective rate. The Credit Agreement also provides for a commitment fee on available but unused amounts ranging from .10% to .35% per annum. The Credit Agreement matures on July 31, 2001, at which time all amounts outstanding thereunder are due. At December 31, 1998, the outstanding borrowings under the Credit Agreement were $116.2 million and were subject to an average interest rate of 6.23% per annum.

      The Company is subject to certain covenants and restrictions and must meet certain financial tests pursuant to and as defined in the Credit Agreement. The Company believes that these restrictions do not adversely affect its acquisitions or operating strategies, and that it was in compliance with such financial tests and other covenants at December 31, 1998.

      The Company has an agreement with Komori America Corporation (the "Komori Agreement"), pursuant to which the Company receives certain volume purchase incentives and long-term financing options with respect to the purchase of printing presses. As of December 31, 1998, the Company was obligated on term notes related to the Komori Agreement totaling $12.9 million. These term notes provide for fixed monthly principal and interest payments through 2008 at an average interest rate of 7.70%, and are secured by the purchased presses. The Company is not subject to any significant financial covenants or restrictions in connection with these obligations. As of December 31,1998, the Company had accepted delivery of printing presses with a total purchase price of $15.8 million which amount is included in accounts payable in the accompanying unaudited consolidated financial statements and is expected to be financed under the Komori Agreement.


      The Company expects to make additional equipment capital expenditures in fiscal 1999 using cash flow from operations and borrowings under the Credit Agreement and/or the Komori Agreement.


      The remaining debt obligations of the Company generally consist of mortgages, capital leases, promissory notes, industrial revenue bonds and a $10.0 million auxiliary revolving credit agreement, some of which contain financial covenants and restrictions. The most significant of these place certain restrictions on future borrowings and acquisitions above specified levels. The Company believes these restrictions do not adversely affect its acquisition or operating strategies.

      Pursuant to earnout agreements entered into in connection with certain acquisitions, as of December 31, 1998, the Company was contingently obligated at certain times and under certain circumstances through 2004 to issue up to 179,472 shares of its common stock and to make additional cash payments of up to $20.4 million for all periods in the aggregate.


      During the nine months ended December 31, 1998, the Company acquired fifteen printing businesses. To complete these acquisitions, in the aggregate, the Company paid cash of $33.8 million, issued 1,211,319 shares of its common stock, and discharged debt of the acquired businesses totaling $48.2 million. As of January 31, 1999, the Company had signed one binding merger agreement and announced the signing of six non-binding letters of intent to acquire seven printing businesses.


      The Company intends to actively continue to pursue acquisition opportunities, utilizing cash flow from operations, borrowings under the Credit Agreement or the issuance of its common stock. There can be no assurance that the Company will be able to acquire additional businesses on acceptable terms in the future. In addition, there can be no assurance that the Company will be able to establish, maintain or increase the profitability of any acquired business.

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

      The Company has reviewed and is continuing to review its business risks associated with the Year 2000 issue. Based on communications with vendors, the Company believes that substantially all of its equipment used in its printing operations, including its pre-press and press equipment and its equipment used to finish and deliver its products, will not be materially affected by the Year 2000 issue. Certain of the Company's management information systems and associated computer equipment are not currently Year 2000 compliant. The software for the majority of these management information systems was specifically designed for the printing industry and is perpetually supported by its manufacturer. Substantially all of these manufacturers have either recently released software versions that are Year 2000 compliant or have announced a timetable for doing so. The Company has installed certain upgrades and is scheduling remaining upgrades of software together with replacement of such hardware as necessary to be Year 2000 compliant and presently anticipates that substantially all of its current information systems will be Year 2000 compliant as early as Summer 1999, but in any event no later than December 31, 1999.

      While the upgrades may be implemented at an accelerated pace as a result of the Year 2000 issue, the cost of implementing these software upgrades is not expected to be materially in excess of the Company's recurring investment in management information systems.

      In addition, the Company is in the process of assessing its exposure to business disruptions as a result of the Year 2000 issues of its suppliers and customers. Like many manufacturing companies, the Company's operations depend upon the operation of many other businesses, the disruption of any one or even a number of which as a result of the Year 2000 issue would not have a material effect on the business of the Company. However, in a "worst case" Year 2000 scenario, a significant number of such businesses could suffer disruptions as a result of the Year 2000 issue and the Company's operations could be adversely affected. In the case of a systematic failure, such as prolonged telecommunications or electrical failures, or a general disruption in United States or global business activities that could result in a significant economic downturn, the primary business risks of the Company would include, but not be limited to, loss of customers or orders, increased operating costs, inability to obtain supplies and inventory on a timely basis, disruptions in product shipments or other business interruptions of a material nature, as well as possible claims of mismanagement, misrepresentation or breach of contract, any of which could have a material, adverse effect on the Company's business, results of operations and financial condition. Because of its many locations, if certain printing facilities were adversely affected, the Company would use other operable printing facilities among its subsidiaries in other locations in order to avoid, to the extent possible, loss of customer goodwill. The Company is continuing to evaluate the facts and circumstances involved in such a worst-case scenario to develop alternative contingency plans, to the extent feasible. A prolonged industry-wide decline in printing orders as affected businesses focus on operational requirements more essential to their survival than printing needs would have a significant adverse effect on the Company.

      There are many suppliers of paper, ink and other materials used in printing operations. Thus, the Company believes that it is not materially dependent on any one supplier. The Company has orally communicated with, and in some cases received written communication from, many of its more significant suppliers regarding such supplier's Year 2000 readiness and is evaluating the need for written confirmation, solicitation or other action with respect to such information. However, based on communications made or received to date, the Company believes that it will be able to obtain materials necessary to continue its operations without significant disruption due to Year 2000 issues.


      The Company has a large and diversified customer base comprised of thousands of customers in locations throughout the United States and is not dependent on any one customer or group of customers for its revenues. As such, the Company does not anticipate that the demand for its commercial printing services would be materially adversely affected as a result of Year 2000 issues unless such issues have a widespread, catastrophic effect on its customer base.


      As part of its ongoing review of the Year 2000 issue, the Company evaluates and addresses Year 2000 issues for its planned acquisitions and develops appropriate remedial action and a timetable for such action following completion of such acquisitions.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      During the nine months ended December 31, 1998, the Company issued 1,211,319 shares of its common stock valued at approximately $58.8 million in connection with the acquisition of certain printing businesses and also issued 23,861 shares pursuant to certain earnout agreements entered into in connection with two prior year acquisitions. The issuance of such common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(b)    None

ITEM 5.  OTHER INFORMATION.


      A Registration Statement on Form S-4 was filed by the Company in connection with its contemplated acquisition of Automated Graphic Systems, Inc., that was declared effective on January 22, 1999. The Registration Statement registers $16 million of common stock of the Company to be issued upon completion of this acquisition. The Company has also filed several other registration statements pursuant to which shares of common stock of the Company that were issued as restricted securities in connection with certain acquisitions may be resold.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS

27   Edgar financial data schedules.

(B)   REPORTS ON FORM 8-K:

1) Form 8-K, filed October 8, 1998 in connection with the press release announcing the signing of a letter of intent to acquire Mount Vernon Printing Company.
2) Form 8-K, filed October 13, 1998 in connection with the amendment of Article II, Section 16, subsection (m) of the By-laws of the Company.
3) Form 8-K, filed October 23, 1998 in connection with the press release announcing the signing of a letter of intent to acquire Maxwell Graphics Arts.
4) Form 8-K, filed October 28, 1998 in connection with the press release announcing the Company's fiscal 1999 second quarter results.

5) Form 8-K, filed November 4, 1998 in connection with the press release announcing the completion of the acquisition of Metropolitan Printing Service, Inc.

6) Form 8-K, filed November 17, 1998 in connection with the press releases announcing the completion of the acquisitions of Graphic Technology of Maryland, Inc. and McKay Press Inc.

7) Form 8-K, filed December 21, 1998 in connection with the press release announcing the completion of the acquisition of Mount Vernon Printing Company.
8) Form 8-K, filed January 11, 1999 in connection with the press release announcing the signing of a letter of intent to acquire Mercury Printing.
9) Form 8-K, filed January 21, 1999 in connection with the press release announcing the signing of a letter of intent to acquire Wentworth Printing Corp.
10)Form 8-K, filed January 27, 1999 in connection with the press releases announcing the Company's fiscal 1999 third quarter results.
11)Form 8-K, filed January 28, 1999 including audited financial statements for certain printing businesses acquired or probable of being acquired by the Company in fiscal 1999.
12)Form 8-K, filed January 29, 1999 in connection with the press release announcing the signing of a letter of intent to acquire CMI.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT, CONSOLIDATED GRAPHICS, INC., HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                    CONSOLIDATED GRAPHICS, INC.



Dated:   February 12, 1999          By: /s/ G. CHRISTOPHER COLVILLE
                                      -----------------------------
                                          G. Christopher Colville
                                          Executive Vice President -
                                          Mergers and Acquisitions,
                                          Chief Financial and Accounting Officer