Form 10-K
period 1999-03-31
CONSOLIDATED GRAPHICS INC /TX/
filed 1999-06-11
CIK 921500

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

           FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           FOR THE TRANSITION PERIOD FROM ____________ TO ___________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 1999:

                  COMMON STOCK, $.01 PAR VALUE -- $704,580,639

  The number of shares outstanding of the issuer's common stock as of May 31,
                                     1999:

                   COMMON STOCK, $.01 PAR VALUE -- 15,275,461

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on or about July 28, 1999, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Consolidated Graphics, Inc. (collectively with its subsidiaries referred to as "CGX" or the "Company"), headquartered in Houston, Texas, is one of the fastest growing printing companies in the United States. As a leading printing industry consolidator and the largest sheetfed commercial printer in the United States, the Company has expanded its operations into 24 states as of May 31, 1999. Each printing business has an established operating history (ranging from 12 to 121 years), experienced management, solid customer relationships and a reputation for providing quality service and products.

     The Company's printing businesses provide a full range of traditional printing services, complemented at certain locations by a variety of electronic communication and fulfillment services, for many different types of customers, including national and local corporations, mutual fund companies, advertising agencies, graphic design firms, catalog retailers and direct mail distributors. The Company's traditional printing services encompass electronic prepress, printing, finishing, storage and delivery of documents and other products requested by its customers and produced to their specifications. Examples of such products include high quality, multicolor product and capability brochures, shareholder communications, catalogs, reference materials, training manuals and direct mail pieces. Many of the Company's printing businesses utilize their advanced technological capabilities to offer their customers additional services, such as archiving, re-purposing and distributing digital data, CD-ROM and internet publishing and webpage design. Fulfillment services consist of storing customer materials (primarily printed products) and providing "just-in-time" assembly and distribution of customized documents to customers or their designated destinations. Orders for fulfillment services are frequently received from customers online via the internet or through order entry and inventory management systems maintained by the Company.

INDUSTRY BACKGROUND

     The printing industry is one of the largest and most fragmented industries in the United States, with total annual sales estimated to be in excess of $100 billion. The printing services market includes general commercial printing, financial printing, printing and publishing of books, quick printing and production of business forms and greeting cards. Although the Company has operations in each of these sectors, the Company primarily serves the general commercial printing sector. Based on available industry data, commercial printing services generate approximately $73 billion in annual U.S. sales.

     Despite its size, the commercial printing sector is highly fragmented, with over 35,000 companies in operation in the United States today, the majority of which are privately owned and generate less than $35 million in annual sales. The size and fragmented nature of the industry contributed to the development of the Company's acquisition strategy described below.

BUSINESS STRATEGY

     The commercial printing industry is characterized by a significant number of locally oriented, privately-held businesses, many of which are viable acquisition prospects. The Company targets profitable, medium-sized, primarily sheet-fed printing businesses with annual revenues between $2 million and $35 million and a strong reputation in their local market. Owners are typically motivated to sell their printing company in order to grow their business utilizing the financial capital and operating strengths of the Company, increase their personal financial liquidity or facilitate their plans to retire. Because there are relatively few buyers with adequate financing and management expertise who desire to acquire these types of printing companies, the Company has been and expects to continue to be able to execute its acquisition strategy at prices it considers to be reasonable.

     The Company believes a large part of its success results from its ability to combine the service and responsiveness of a locally oriented printing company with the critical mass and economic advantages of a large organization. Operating margins of acquired printing businesses typically improve as the Company's operating strategies and strengths are fully implemented. The Company plans to continually enhance the competitiveness and profitability of each acquired printing business through investments in new equipment and technology, management training and economies of scale. Utilizing these operating resources, management teams at the Company's printing businesses maintain responsibility for the day-to-day operations and profitability of their business, while continuing to build and strengthen relationships with buyers of printing services in their respective markets.

     The principal advantages of the Company's operating strategy are as follows:

    o MARGIN IMPROVEMENT. Through the use of company-wide master purchasing arrangements for principal supplies such as paper, printing plates, film, ink and other printing supplies, each printing business receives the benefit of volume discounts which typically improve its gross margin. The combined purchasing power also results in more favorable pricing for investments in technology and capital equipment. In addition, centralization of certain administrative services, such as human resources and purchasing support, risk management, treasury and information systems, can further improve operating margins.

    o STRATEGIC COUNSEL. Many of the acquisition candidates are privately-held businesses, which by their nature typically place heavy demands on the management skills of the proprietor. The Company provides strategic counsel and professional management techniques to the management of its acquired companies in such areas as planning, organization, controls, accounting, finance and regulatory compliance. The Company also facilitates the sharing of best practices among the management of its acquired companies to achieve improved efficiencies and competitive advantages.

    o FLEXIBLE SERVICE. The wide range of equipment capabilities of its various printing businesses provides the Company with greater flexibility to better serve its customers than is available to a company with a single operation. The Company's printing businesses work together to meet customers' needs when an individual operation does not have the necessary equipment or capacity to perform a particular project. This allows one of the Company's printing businesses to compete economically for a project it might otherwise have been unable to obtain.

    o MANAGEMENT DEVELOPMENT. The Company is committed, beyond industry custom, to recruiting, training and developing recent college graduates as printing sales and management professionals. The Company has designed a structured program to give hands-on experience in all areas of manufacturing and management, as well as promote the development of the skills necessary for these professionals to lead the Company's printing businesses in the future. These professionals are a key factor contributing to the Company's ability to provide a high degree of quality customer service and maximize profitability.

     By taking advantage of the above benefits, the Company believes its printing businesses are able to accelerate internal sales growth by offering their customers expanded production capabilities and improved service levels, while also increasing operating efficiencies that enable each to become one of the lowest-cost providers of quality printing services in the markets it serves.

THE PRINTING COMPANIES

     The following table lists the business name of the Company's 52 operating companies as of May 31, 1999, along with the primary markets they serve and the dates they were founded. Each printing business is operated as a wholly-owned subsidiary of the Company.

                                                                                                       FISCAL
                                                                                            YEAR        YEAR
                   BUSINESS NAME                          PRIMARY MARKET                   FOUNDED    ACQUIRED
                  ---------------                        ----------------                 ---------  ----------
Austin Printing.................................... Atlanta, Georgia                         1967       1998
Automated Graphics................................. Washington, D.C./Cleveland, Ohio         1975       1999
Bridgetown Printing................................ Portland, Oregon                         1902       1997
Chas. P. Young Company............................. Houston, Texas                           1953       1991
Clear Visions...................................... San Antonio, Texas                       1981       1996
CMI................................................ Chicago, Illinois                        1962       1999
Columbia Color..................................... Los Angeles, California                  1938       1998
Courier Printing................................... Nashville, Tennessee                     1928       1998
Direct Color....................................... Long Beach, California                   1963       1997
Eagle Press........................................ Sacramento, California                   1987       1997
Emerald City Graphics.............................. Seattle, Washington                      1981       1996
Etheridge Company.................................. Grand Rapids, Michigan                   1904       1998
Fittje Bros. Printing.............................. Colorado Springs, Colorado               1972       1998
Frederic Printing.................................. Denver, Colorado                         1878       1995
Garner Printing.................................... Des Moines, Iowa                         1928       1997
Georges and Shapiro................................ Sacramento, California                   1983       1998
Geyer Printing..................................... Pittsburgh, Pennsylvania                 1909       1998
Graphic Communications............................. San Diego, California                    1980       1999
Graphic Technology of Maryland..................... Baltimore, Maryland                      1954       1999
Gritz-Ritter Graphics.............................. Denver, Colorado                         1973       1995
Grover Printing.................................... Houston, Texas                           1974       1988
Heath Printers..................................... Seattle, Washington                      1954       1998
Heritage Graphics.................................. Phoenix, Arizona                         1979       1996
Image Systems...................................... Milwaukee, Wisconsin                     1987       1999
Ironwood Litho..................................... Phoenix, Arizona                         1976       1999
Jarvis Press....................................... Dallas, Texas                            1951       1995
Lincoln Printing................................... Fort Wayne, Indiana                      1959       1999
Maxwell Graphic Arts............................... Philadelphia, Pennsylvania               1971       1999
McKay Press........................................ Midland, Michigan                        1908       1999
Mercury Printing................................... Memphis, Tennessee                       1962       1999
Metropolitan Printing.............................. Bloomington, Indiana                     1968       1999
Mobility........................................... Richmond, Virginia                       1969       1997
Mount Vernon Printing.............................. Washington, D.C.                         1917       1999
Otto Companies..................................... Springfield, Massachusetts               1879       1998
Paragraphics....................................... San Francisco, California                1969       1999
Precision Litho.................................... San Diego, California                    1981       1996
Pride Printers..................................... Boston, Massachusetts                    1977       1999
Printing Corp. of America.......................... Baltimore, Maryland                      1971       1999
Printing, Inc. .................................... Wichita, Kansas                          1958       1999
Rush Press......................................... San Diego, California                    1917       1999
StorterChilds Printing............................. Gainesville, Florida                     1947       1998
Superior Colour Graphics........................... Kalamazoo, Michigan                      1932       1998
Tewell Warren Printing............................. Denver, Colorado                         1962       1989
The Printery....................................... Milwaukee, Wisconsin                     1910       2000
Theo Davis Sons.................................... Raleigh-Durham, North Carolina           1945       1997
Tucker Printers.................................... Rochester, New York                      1960       1998
Tulsa Litho........................................ Tulsa, Oklahoma                          1935       1996
Tursack, Inc. ..................................... Philadelphia, Pennsylvania               1959       1999
Walnut Circle Press................................ Greensboro, North Carolina               1977       1998
Wentworth Printing................................. Columbia, South Carolina                 1963       2000
Western Lithograph................................. Houston, Texas                           1960       1986
Wetzel Brothers.................................... Milwaukee, Wisconsin                     1885       1999

CUSTOMERS

     Due to the project-oriented nature of customers' printing requirements, sales to particular customers may vary significantly from year to year depending, among other things, upon the number and size of their projects. During fiscal 1999, the Company's top ten customers accounted for 10% of total sales, none of which were individually more than 3%. The Company believes that its large customer base, broad geographic coverage of the United States and extensive range of printing capabilities and services may reduce its exposure to economic fluctuations that may generally affect segments of the printing industry or any one region of the country.

MARKETING AND SALES

     The Company's business is service-oriented, and its primary marketing focus is on responding rapidly to customer requirements and producing high quality printed materials at competitive prices. Rapid responsiveness is essential because of the short lead time on most general commercial printing projects. The Company's printing operations are designed to maintain maximum flexibility to meet customer needs, both on a scheduled and an emergency basis. Each printing business targets those projects that its management believes will best utilize its equipment and expertise profitably.

     Commercial printing requires a substantial amount of interaction with customers, including personal sales calls, electronic file transfers and computer disk reviews, reviews of color proofs and "press checks" (customer approval of the printed piece while it is being printed). Through its salespeople and other management professionals, the Company maintains strict control of the printing process from the time a prospective customer is identified through the scheduling, prepress, printing and postpress operations. Because of the costs involved and the level of customer interaction required, projects having small to medium size print runs, as well as time-sensitive projects of any size, are usually produced locally.

     The Company employs over 450 salespeople, all of whom are knowledgeable about the industry, the capabilities of the printing businesses which they serve and the complementary services and capabilities of the Company's other businesses. The Company's sales philosophy stresses frequent sales calls on existing customers and constant marketing for new customers. Management of the Company's printing businesses emphasizes to their customers the breadth and sophistication of their operation's printing capability, the speed and quality of its service and the personal attention offered by their sales, management and production personnel. In addition to soliciting business from existing and prospective customers, the salespeople act as liaisons between customers and those in charge of production and provide technical advice and assistance to customers throughout the printing process.

OPERATIONS

     The Company's printing businesses provide service in all areas of general commercial printing, including developing printable material through electronic prepress services, reproducing images on paper using printing presses and providing comprehensive finishing and delivery services. Certain operations of the Company also provide complementary electronic communications and fulfillment services to their customers.

     Electronic prepress services include all of the steps necessary to prepare the media (photographs, artwork, typed copy) for printing. This process involves converting the media into digital images, separating digital color images into process colors, assembling films and burning film images onto printing plates using photochemical processes. Printing plates may also be produced without film using recently developed "computer-to-plate" technology. This process results in quicker turnaround of printing projects, better product quality and cost savings.

     The Company believes the advanced electronic prepress capabilities of its printing businesses give them a competitive advantage in the marketplace. The Company continually evaluates its existing electronic prepress capabilities and closely monitors the development of newer technology that may be used to increase productivity and improve the service and responsiveness to its customers. The

Company expects to continue investing in newer technology, such as computer-to-plate equipment, to upgrade the electronic prepress capabilities at its current printing businesses and those likely to be acquired in the future.

     Once printable material has been developed in the prepress area, the images are then reproduced on paper using one of a number of different printing processes, each with its own distinguishing qualities and appearance characteristics. The Company primarily uses the offset lithography process because it provides the highest-quality, lowest-cost printed products for most run lengths. Short- to medium-run commercial work generally is printed on sheet-fed presses, while long-run commercial and financial printing projects typically are printed on web presses.

     Most of the Company's presses are large, sheet-fed, 40-inch presses, which are typically capable of printing 16 pages of letter-sized finished product on a 28 by 40-inch sheet of paper with eight pages on each side (known as a 16-page "signature"). These sheet-fed presses are capable of simultaneously printing from one to eight colors. As of May 31, 1999, the Company operated 233 sheet-fed presses capable of running at standard press speeds of up to 15,000 impressions per hour. The Company also operates higher production half-size and full-size web presses at seven facilities. These presses print on a continuous roll of paper and may print up to 32-page signatures on both sides of the paper at maximum speeds of up to 50,000 impressions per hour. Such presses are also capable of folding, gluing, or perforating a printed product.

     The Company's finishing services include cutting, folding, binding and other operations to finish the printed product according to customers' specifications. The Company also provides fulfillment services, whereby the Company assembles, packages, stores and distributes promotional, educational or training documents for its customers. Many corporations utilize these fulfillment services to manage their inventory of printed products and various assembly materials (such as binders and product samples) and provide "just-in-time" assembly and delivery of customized materials to operating locations or other end-users. Orders for fulfillment services are frequently received from customers online via the internet or through order entry and inventory management systems maintained by the Company.

     Many of the Company's printing businesses utilize their advanced technological capabilities to provide electronic communications services to their customers. The introduction of digital media, including the internet and other electronic services, enables printing businesses to efficiently meet customers' expectations for faster service, shorter runs and customization of printed materials. With the rapid development of the internet, printing businesses are further able to capitalize on their expertise in digital processes and inventory management services to archive, re-purpose and distribute digital media on behalf of their customers and transfer customers' existing print and digital content onto CD-ROMs and internet websites. Further, high speed communication links enable the Company's printing businesses to process customer orders using the internet and offer other ancillary services such as desktop publishing, web page design and website hosting.

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

     The Company continuously reviews its printing equipment needs and evaluates advances in computer software, hardware and peripherals, computer networking and telecommunication systems as they relate to the Company's operations. The Company anticipates making continued capital investments in equipment to add production capacity and further streamline operations at many of its printing businesses.

MANAGEMENT DEVELOPMENT PROGRAM

     Management believes that the successful implementation of the Company's growth strategy depends in part on its ability to continue to employ qualified, well-trained, sales and management professionals. To address this need, the Company created a unique Management Development Program whereby the Company recruits, at the college campus level, individuals management believes display the characteristics necessary to lead one of the Company's printing businesses at some future date. The Company typically targets recent college graduates from major universities near its printing businesses. The graduates typically do not have a printing or graphics background. There are 150 persons who have graduated from or are currently participating in the Management Development Program.

     Management of the Company's printing businesses devotes a great deal of time and attention to training employees, particularly those in the Management Development Program. Certain aspects of the Management Development Program are specially tailored to the needs of each company. The program is constantly being re-evaluated and improved based on the experiences of recent participants and observations of training personnel.

     The Management Development Program is a structured program divided into three distinct phases; manufacturing, managerial and on-the-job. The first phase includes an introduction to printing where participants learn the terminology of the industry. It continues with in-depth technical training in the manufacturing process. The instruction is structured and includes rotations in each department within the manufacturing process, including paper, ink, prepress, press, bindery and shipping. The second phase of the program focuses on operations management and selling. It consists of three-month rotations through several different areas, including production planning, purchasing, estimating, customer service, accounting and sales. During the rotations through these departments, the participant performs job requirements as stipulated by the program's required activities.

     The final phase begins after the participant has been with the Company for two years. At this point, the participant departs on a career path in either operations or sales, dictated by the participant's strengths and the individual company's needs. Training continues on-the-job for both career paths. In operations management, participants work in the key areas of production, assuming increased responsibility in purchasing, customer service and production planning. In sales, participants begin accompanying experienced sales professionals on sales calls, attending advanced sales meetings and identifying, qualifying and obtaining new customers.

     The Company does not have employment contracts with participants in its training program. Nevertheless, the Company believes it has been able to retain program participants by offering compensation comparable to that attainable from other local printing businesses, by giving participants stock options pursuant to the Company's long-term incentive plan and by providing greater opportunities for advancement than may be available with the Company's competitors. There can be no assurance, however, that the Company will be able to attract or retain program participants in the future.

     While other printing businesses may offer sales and management training to their employees, the Company believes it is the only printing business of its size offering a highly focused, comprehensive and extensive training program with opportunities for upward mobility. The participants are highly motivated and bring an increased level of professionalism and performance to the Company's sales and management team.

PURCHASING AND RAW MATERIALS

     The Company purchases various materials, including paper, prepress supplies, ink, chemicals, solvents, glue and wire, from a number of national and local suppliers. The Company uses a two-tiered approach to purchasing which achieves the economies associated with its size while maintaining the local efficiencies and time sensitivity associated with its role as a service organization. Master purchasing arrangements are negotiated centrally with major suppliers and manufacturers and communicated to the printing businesses. The printing businesses then order the goods and services needed in accordance with the terms set forth in the master purchasing arrangements, if applicable, or on a local basis. The master purchasing arrangements are reviewed regularly to take advantage of the greater purchasing power that results from the Company's expanding operations. The printing businesses provide input on market conditions, local supplier service and product developments which enable the Company to continually maximize the benefits of its master purchasing arrangements.

     PAPER. The majority of the Company's paper supply is distributed through merchant organizations. There are three merchant organizations that are considered national in scope and numerous regional organizations that serve one or more of the Company's printing businesses. The Company's purchasing arrangements are made both with the mills, which produce paper, and the merchants, who distribute most of the paper produced by the mills. These arrangements typically provide for volume-related discounts and additional periodic rebates based on the total amount of purchases made by the Company from each mill and/or merchant.

     PREPRESS SUPPLIES. Prepress supplies consist of film, plates and proofing materials. While there are a limited number of key manufacturers of these materials, the Company generally purchases its prepress supplies through national and regional dealers. Volume-related discounts and incentive arrangements are obtained from manufacturers based on the total amount of purchases from these dealers.

COMPETITION

     The Company's printing businesses compete with a substantial number of other general commercial printers. Because of the nature of CGX's operations, most of the Company's competition is confined to individual local printing markets. The major competitive factors are the extent and quality of customer service, the quality and accuracy of finished products and price. Customer service often is dependent on production and distribution capabilities and availability of equipment which is appropriate in size and function for a given project. The speed by which projects are completed and the quality of supporting services are also important competitive factors. The Company believes its printing businesses compete effectively on all of these bases.

EMPLOYEES

     As of May 31, 1999, the Company had over 4,450 employees throughout its organization, of which approximately 515 were subject to certain collective bargaining agreements. The Company believes that its relations with its employees, including those covered by the collective bargaining agreements, are satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are the executive officers of the Company, together with their current positions and ages:

                NAME                    AGE                            POSITION
               ------                  ----                           -----------
Joe R. Davis.........................    56   President, Chief Executive Officer and Chairman of the
                                                Board of Directors
G. Christopher Colville..............    41   Executive Vice President -- Mergers and Acquisitions, Chief
                                                Financial and Accounting Officer and Secretary

     JOE R. DAVIS has been the President, Chief Executive Officer and Chairman of the Board of Directors of the Company since he founded it in 1985. Prior to forming CGX, Mr. Davis was a Vice President for a division of International Paper Company. He had also previously served as a partner of Arthur Andersen LLP, an accounting firm.

     G. CHRISTOPHER COLVILLE has held various executive positions with the Company since September 1994. Prior to joining the Company, he was employed in a senior accounting position by Trident NGL Holding, Inc., a New York Stock Exchange company, and as an audit manager by the public accounting firm of Arthur Andersen LLP. Mr. Colville is a certified public accountant.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     The Company is subject to the environmental laws and regulations of the United States and the applicable state and local laws and regulations concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. The printing business generates substantial quantities of inks, solvents and other waste products requiring disposal under the numerous federal, state and local laws and regulations relating to the environment. The Company typically recycles waste paper and contracts for the removal of waste products. The Company believes it is in material compliance with all applicable air quality, waste disposal and other environmental-related rules and regulations, as well as with other general employee health and safety laws and regulations. The Company does not anticipate any material future capital expenditures for environmental control facilities. There can be no assurance, however, that future changes in such laws and regulations will not have a material effect on the Company's operations.

ITEM 2.  PROPERTIES AND FACILITIES

     As of May 31, 1999, the Company's principal facilities consisted primarily of printing facilities that contain production, storage and office space. The Company owns approximately 1.0 million square feet at 22 locations and leases approximately 1.7 million square feet at an additional 40 locations. All facilities are leased from unaffiliated third parties except for certain facilities containing approximately 300,000 square feet which are leased from the former owners and current employees of six of the Company's printing businesses. The Company also leases approximately 11,000 square feet of office space in Houston for its corporate headquarters. The Company believes its facilities are suitable for their present and intended purposes and are adequate for the Company's current level of operations.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate. Currently, the Company is not aware of any legal proceedings or claims pending against the Company that management believes will have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange (symbol: CGX). As of May 31, 1999, there were 152 shareholders of record and, based on security position listings, the Company believes that it has in excess of 4,000 beneficial owners.

     The table below reflects the range of the high and low sales prices for the Company's common stock, by quarter, for each of the last two fiscal years.


            FISCAL 1999 -- QUARTER ENDED:          HIGH       LOW
           -------------------------------        ------     ------
        June 30, 1998........................     63.875     49.500
        September 30, 1998...................     67.125     35.125
        December 31, 1998....................     67.625     31.500
        March 31, 1999.......................     74.500     44.750

            FISCAL 1998 -- QUARTER ENDED:          HIGH       LOW
           -------------------------------        ------     ------
        June 30, 1997........................     43.250     23.875
        September 30, 1997...................     53.500     38.625
        December 31, 1997....................     56.188     43.188
        March 31, 1998.......................     59.250     36.375


     The Company currently intends to retain all future earnings to finance the continuing development of its business and does not anticipate paying cash dividends on the common stock in the foreseeable future. Any future payment of cash dividends will depend upon the financial condition, loan covenants, capital requirements and earnings of the Company, as well as other factors the Board of Directors may deem relevant. The Company's revolving credit agreement currently limits the Company's ability to pay dividends above certain levels.

     During fiscal 1999, the Company issued 1,493,673 shares of its common stock valued at approximately $74.7 million to several persons in connection with the acquisition of ten printing companies, and also issued 23,861 shares pursuant to earnout agreements entered into in connection with two prior year acquisitions. The issuance of all such common stock was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving a public offering.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                           YEAR ENDED MARCH 31
                                       -----------------------------------------------------------
                                          1999         1998         1997        1996       1995
                                       -----------  -----------  -----------  ---------  ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Sales................................  $   435,961  $   231,282  $   144,082  $  85,133  $  57,166
Cost of sales........................      298,935      157,906      100,197     61,237     39,821
                                       -----------  -----------  -----------  ---------  ---------
     Gross profit....................      137,026       73,376       43,885     23,896     17,345
Selling expenses.....................       42,767       22,365       14,223      8,532      5,731
General and administrative
  expenses...........................       33,605       17,628       11,330      6,873      4,313
Restructuring charge(1)..............       -            -            -           1,500      -
                                       -----------  -----------  -----------  ---------  ---------
     Operating income................       60,654       33,383       18,332      6,991      7,301
Interest expense, net................        7,745        3,720        2,305        860        427
                                       -----------  -----------  -----------  ---------  ---------
     Income before income taxes......       52,909       29,663       16,027      6,131      6,874
Income taxes.........................       20,634       11,273        5,927      2,146      2,392
                                       -----------  -----------  -----------  ---------  ---------
     Net income......................       32,275       18,390       10,100      3,985      4,482
Dividends on redeemable preferred
  stock..............................       -            -            -           -             45
                                       -----------  -----------  -----------  ---------  ---------
     Net income available to common
        shareholders.................  $    32,275  $    18,390  $    10,100  $   3,985  $   4,437
                                       ===========  ===========  ===========  =========  =========
Basic earnings per share(2)..........  $      2.35  $      1.46  $       .83  $     .36  $     .46
                                       ===========  ===========  ===========  =========  =========
Diluted earnings per share(2)........  $      2.28  $      1.40  $       .81  $     .35  $     .45
                                       ===========  ===========  ===========  =========  =========

                                                                MARCH 31
                                       -----------------------------------------------------------
                                          1999         1998         1997        1996       1995
                                       -----------  -----------  -----------  ---------  ---------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital......................  $    49,761  $    27,869  $    22,080  $  18,855  $  13,797
Property and equipment, net..........      230,733      135,892       85,643     50,591     35,504
Total assets.........................      489,654      237,645      135,720     87,809     60,288
Long-term debt, net of current
  portion............................      170,574       73,030       39,321     20,105      8,820
Common shareholders' equity..........      214,454      105,332       66,447     49,876     38,170

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING INFORMATION. READERS ARE CAUTIONED THAT SUCH INFORMATION INVOLVES RISKS AND UNCERTAINTIES, INCLUDING THOSE CREATED BY GENERAL MARKET CONDITIONS, COMPETITION AND THE POSSIBILITY THAT EVENTS MAY OCCUR WHICH LIMIT THE ABILITY OF THE COMPANY TO MAINTAIN OR IMPROVE ITS OPERATING RESULTS OR EXECUTE ITS PRIMARY GROWTH STRATEGY OF ACQUIRING ADDITIONAL PRINTING BUSINESSES. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE, AND THERE CAN THEREFORE BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN WILL PROVE TO BE ACCURATE. THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

GENERAL

     The Company's sales are derived primarily from the production and sale of customized printed materials by its printing businesses. The Company's printing businesses provide a full range of traditional printing services, complemented at certain locations by a variety of electronic communication and fulfillment services, for many different types of customers, including national and local corporations, mutual fund companies, advertising agencies, graphic design firms, catalog retailers and direct mail distributors. The Company's traditional printing services encompass electronic prepress, printing, finishing, storage and delivery of documents and other products requested by its customers and produced to their specifications. Examples of such products include high quality, multicolor product and capability brochures, shareholder communications, catalogs, reference materials, training manuals and direct mail pieces. Many of the Company's printing businesses utilize their advanced technological capabilities to offer their customers additional services, such as archiving, re-purposing and distributing digital data, CD-ROM and internet publishing and webpage design. Fulfillment services consist of storing customer materials (primarily printed products) and providing "just-in-time" assembly and distribution of customized documents to customers or other designated destinations. Orders for fulfillment services are frequently received from customers online via the internet or through order entry and inventory management systems maintained by the Company.

     Each printing business has its own sales, estimating, customer service, prepress, production, postpress and accounting departments. The Company's headquarters supports its printing businesses in such areas as human resources, purchasing and management information systems, and maintains centralized risk management, treasury, investor relations and consolidated financial reporting activities.

     The Company's strategy is to generate growth in sales and profits through an aggressive acquisition program, coupled with internal growth and operational improvements at its existing businesses. The Company provides its acquired businesses cost savings through master purchasing arrangements, access to technology and capital, strategic counsel and a commitment to training through a unique, comprehensive management development program. As a result, operating income margins and efficiencies of newly acquired businesses, which may be lower than those being achieved by the Company's other businesses, typically improve as the Company's operating strengths and strategies are fully implemented.

     The Company's consolidated financial results in a given period may be affected by the timing and magnitude of acquisitions. The Company's consolidated operating income margins in the periods following a significant acquisition (or series of acquisitions) may be lower than historically reported consolidated margins depending on how quickly and to what extent an acquired business is able to adapt to and implement the Company's management practices.

     The Company's printing businesses compete primarily in the general commercial printing sector, which is characterized by individual orders from customers for customized printing projects rather than long-term contracts. Continued engagement for successive jobs is dependent upon, among other things, the customer's satisfaction with the services provided. As such, the Company is unable to predict, for more than a few weeks in advance, the number, size and profitability of printing jobs it expects to produce.

RESULTS OF OPERATIONS

     The following table sets forth the Company's historical income statements and certain percentage relationships for the periods indicated:

                                                                           AS A PERCENTAGE OF SALES
                                                                        -------------------------------
                                             YEAR ENDED MARCH 31              YEAR ENDED MARCH 31
                                       -------------------------------  -------------------------------
                                         1999       1998       1997       1999       1998       1997
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                (IN MILLIONS)
Sales................................  $   436.0  $   231.3  $   144.1      100.0%     100.0%     100.0%
Cost of sales........................      299.0      157.9      100.2       68.6       68.3       69.5
                                       ---------  ---------  ---------  ---------  ---------  ---------
     Gross profit....................      137.0       73.4       43.9       31.4       31.7       30.5
Selling expenses.....................       42.7       22.4       14.2        9.8        9.7        9.9
General and administrative
  expenses...........................       33.6       17.6       11.4        7.7        7.6        7.9
                                       ---------  ---------  ---------  ---------  ---------  ---------
     Operating income................       60.7       33.4       18.3       13.9       14.4       12.7
Interest expense, net................        7.8        3.7        2.3        1.8        1.6        1.6
                                       ---------  ---------  ---------  ---------  ---------  ---------
     Income before income taxes......       52.9       29.7       16.0       12.1       12.8       11.1
Income taxes.........................       20.6       11.3        5.9        4.7        4.9        4.1
                                       ---------  ---------  ---------  ---------  ---------  ---------
     Net income......................  $    32.3  $    18.4  $    10.1        7.4%       7.9%       7.0%
                                       =========  =========  =========  =========  =========  =========

     Acquisitions in fiscal 1997, 1998 and 1999 are the primary causes of the absolute increases in revenues and expenses each year since fiscal 1997. Each of the Company's acquisitions in fiscal 1997, 1998 and 1999 were accounted for under the purchase method of accounting; accordingly, the Company's consolidated income statements reflect revenues and expenses of acquired businesses only for post-acquisition periods. In each fiscal year shown above, acquisitions affected the Company's consolidated financial results, when compared to the prior fiscal year, for the portion of the year following their respective dates of acquisition. Similarly, acquisitions in each fiscal year affected the Company's consolidated financial results in the fiscal years which followed their respective year of acquisition because the acquired businesses were under the Company's ownership for a full fiscal year.

     The following table sets forth the Company's fiscal 1997, 1998 and 1999 acquisitions and indicates the period in which each business was acquired.


FISCAL 1997 ACQUISITIONS (THE "1997 ACQUISITIONS")
     Bridgetown Printing.............   June 1996
     Garner Printing.................   July 1996
     Eagle Press ....................   July 1996
     Mobility .......................   October 1996
     Theo Davis Sons ................   January 1997
     Direct Color....................   January 1997

FISCAL 1998 ACQUISITIONS (THE "1998 ACQUISITIONS")
     Tucker Printers.................   April 1997
     The Etheridge Company...........   July 1997
     Georges and Shapiro.............   August 1997
     Austin Printing.................   September 1997
     Geyer Printing..................   October 1997
     Superior Colour Graphics........   October 1997
     The Otto Companies..............   October 1997
     Walnut Circle Press.............   November 1997
     Columbia Color..................   January 1998
     StorterChilds Printing..........   January 1998
     Heath Printers..................   January 1998
     Fittje Bros. Printing...........   February 1998
     Courier Printing................   March 1998

FISCAL 1999 ACQUISITIONS (THE "1999 ACQUISITIONS")
     Tursack, Inc. ..................   April 1998
     Image Systems...................   May 1998
     Printing, Inc. .................   June 1998
     Wetzel Brothers.................   June 1998
     Graphic Communications..........   June 1998
     Paragraphics....................   July 1998
     Pride Printers..................   July 1998
     Lincoln Printing................   August 1998
     Ironwood Litho..................   August 1998
     Rush Press......................   September 1998
     Printing Corp. of America.......   September 1998
     Metropolitan Printing...........   October 1998
     Graphic Technology of
     Maryland........................   November 1998
     McKay Press.....................   November 1998
     Mount Vernon Printing...........   December 1998
     Automated Graphics..............   February 1999
     Mercury Printing................   March 1999
     CMI.............................   March 1999
     Maxwell Graphic Arts............   March 1999

FISCAL 1999 COMPARED WITH FISCAL 1998

     Sales increased 88% to $436.0 million in 1999 from $231.3 million in 1998. The incremental revenue contribution of the 1998 Acquisitions and 1999 Acquisitions (together, the "1998/99 Acquired Businesses") substantially accounted for this increase.

     Gross profit increased 87% to $137.0 million in 1999 from $73.4 million in 1998, primarily due to the addition of the 1998/99 Acquired Businesses. Gross profit as a percentage of sales decreased to 31.4% in 1999 from 31.7% in 1998 because the combined operating margins of the 1998/99 Acquired Businesses, which contributed a substantial portion of the Company's total 1999 sales, were lower than the Company's consolidated operating margin in 1998. As discussed above, the Company expects that gross profit margins at recently acquired businesses will be lower than the Company's historical margins, then likely improve as the full benefit of the Company's operating strengths and strategies takes effect.

     Selling expenses increased 91% to $42.7 million in 1999 from $22.4 million in 1998 due to the increased sales levels noted above. Selling expenses as a percentage of sales increased slightly to 9.8% in 1999 from 9.7% in 1998 due primarily to higher selling costs incurred at newly acquired businesses.

     General and administrative expenses increased 91% to $33.6 million in 1999 from $17.6 million in 1998. This increase is due to the addition of the 1998/99 Acquired Businesses and, to a lesser extent, an increase in headquarters staffing and related costs. The additional headquarters costs were incurred to enable the Company to maximize the operating efficiencies available to it as a result of its growth. Due to these incremental costs, general and administrative expenses as a percentage of sales increased slightly to 7.7% in 1999 from 7.6% in 1998.

     Interest expense increased to $7.8 million in 1999 from $3.8 million in 1998 primarily due to a net increase in borrowings under the Company's revolving line of credit facility used to finance the purchase of the 1999 Acquisitions.

     Effective income tax rates reflect an increase to 39% in 1999 from 38% in 1998 due to a combination of factors, including the acquisition of businesses in states with proportionately higher income tax rates, the effect of nondeductible goodwill incurred in connection with certain acquisitions and an increase in the Company's effective marginal federal income tax rate.

FISCAL 1998 COMPARED WITH FISCAL 1997

     Sales increased 61% to $231.3 million in 1998 from $144.1 million in 1997. The incremental revenue contribution of the 1997 Acquisitions and 1998 Acquisitions (together the "1997/98 Acquired Businesses") substantially accounted for this increase.

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

     Selling expenses increased 57% to $22.4 million in 1998 from $14.2 million in 1997 due to the increased sales levels discussed above. Selling expenses as a percentage of sales improved to 9.7% in 1998 from 9.9% in 1997. This improvement reflects a lower average commission percentage incurred by the 1997/98 Acquired Businesses as compared to the Company's historical percentage and an increase in non-commissioned sales at certain locations.

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

     Interest expense increased to $3.7 million in 1998 from $2.3 million in 1997 due to a net increase in borrowings under the Company's revolving credit facility to finance, in part, the cash portions of the purchase price of the 1997/98 Acquired Businesses.

     Effective income tax rates increased to 38% in 1998 from 37% in 1997 due to the Company's continued growth by acquisition in states with higher income tax rates than those states in which the Company previously operated.

LIQUIDITY AND CAPITAL RESOURCES

  LIQUIDITY

     The Company's primary cash uses are for acquisitions, capital expenditures and payments on long-term debt incurred to finance certain equipment purchases or assumed in connection with certain acquisitions. Cash utilized to complete acquisitions totaled $118.2 million in 1999, $42.8 million in 1998 and $17.5 million in 1997. Cash utilized for capital expenditures, which relate primarily to the purchase of new equipment, was $30.4 million in 1999, $10.6 million in 1998 and $10.2 million in 1997. Payments on long-term debt were $4.2 million in 1999, $5.3 million in 1998 and $2.7 million in 1997. In total, cash requirements for acquisitions, capital expenditures and debt service were $152.8 million in 1999, $58.7 million in 1998 and $30.4 million in 1997.

     The Company financed its capital requirements through internally generated funds and borrowings under its revolving credit facility (see below). Cash flow generated from operations (net income plus depreciation, amortization and deferred tax provision) grew to $55.2 million in 1999, compared to $31.6 million in 1998 and $16.9 million in 1997. Net incremental borrowings under its revolving credit facility were $93.5 million in 1999, $26.2 million in 1998 and $12.4 million in 1997. Debt incurred directly to finance equipment purchases was $12.3 million in 1999, $6.3 million in 1998 and $6.8 million in 1997.

     In connection with the acquisition of certain printing businesses, the Company issued 1,493,673 shares of its common stock in 1999, 317,713 shares in 1998 and 355,560 shares in 1997. Additionally, pursuant to certain acquisitions, the Company assumed or issued debt totaling $.5 million, $6.3 million and $4.1 million in 1999, 1998 and 1997.

  CAPITAL RESOURCES

     In June 1997, the Company entered into a $100 million revolving credit agreement, which was amended in August 1998 to increase the facility to $200 million (as amended, the "Credit Agreement"), with a nine-member banking group (following the amendment). Loans outstanding under the Credit Agreement are unsecured and accrue interest, at the Company's option, at (1) the London Interbank Offered Rate (LIBOR) plus .50% to 1.50% based upon the Company's Debt to Pro Forma EBITDA ratio as defined, redetermined quarterly, or (2) an alternate base rate based upon the bank's prime lending rate or Federal Funds effective rate. The Credit Agreement also provides for a commitment fee on available but unused amounts ranging from .10% to .35% per annum. The Credit Agreement matures on July 31, 2001, at which time all amounts outstanding thereunder are due. At March 31, 1999, outstanding borrowings under the Credit Agreement were $143.0 million and were subject to an average interest rate of 5.6% per annum.

     The Company is subject to certain covenants and restrictions and must meet certain financial tests pursuant to and as defined in the Credit Agreement. The Company believes that these restrictions do not adversely affect its acquisition or operating strategies, and that it was in compliance with such financial tests and other covenants at March 31, 1999.

     The Company has agreements with certain printing press manufacturers (collectively, the "Press Purchase Agreements"), pursuant to which the Company receives certain volume purchase incentives and long-term financing options with respect to the purchase of printing presses. As of March 31, 1999, the Company was obligated on term notes related to the Press Purchase Agreements totaling $19.5 million. These term notes provide for fixed monthly principal and interest payments through 2009 at an average interest rate of 7.25%, and are secured by the purchased presses. The Company is not subject to any significant financial covenants or restrictions in connection with these obligations. As of March 31, 1999, the Company had accepted delivery of additional printing presses for a total purchase price of $10.7 million, which amount is included in accounts payable in the accompanying consolidated financial statements and is expected to be financed under the Press Purchase Agreements.

     The Company expects to make additional equipment capital expenditures in fiscal 2000 using cash flow from operations and borrowings under the Credit Agreement and/or the Press Purchase Agreements.

     The Company's remaining debt obligations generally consist of mortgages, capital leases, promissory notes, industrial revenue bonds and a $10 million auxiliary revolving credit agreement, some of which contain financial covenants and restrictions. The most significant of these place certain restrictions on future borrowings and acquisitions above specified levels. The Company believes these restrictions do not adversely affect its acquisition or operating strategies.

     Pursuant to earnout agreements entered into in connection with certain acquisitions, as of March 31, 1999, the Company was contingently obligated at certain times and under certain circumstances through 2005 to issue up to 190,953 shares of its common stock and make additional cash payments of up to $20.2 million for all periods in the aggregate.

     During the fiscal year ended March 31, 1999, the Company acquired 19 printing businesses. To complete these acquisitions, in the aggregate, the Company paid cash of $61.8 million, issued 1,493,673 shares of its common stock, and discharged debt of the acquired businesses totaling $53.2 million. As of May 31, 1999, the Company had completed two additional acquisitions and had executed two non-binding letters of intent and one binding definitive agreement to acquire a total of three other printing businesses.

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

     The Company has reviewed and is continuing to review its business risks associated with the Year 2000 issue. It has established a Year 2000 Readiness Program and a Year 2000 Readiness Team with the responsibility for its execution. The Year 2000 Readiness Team initially developed a schedule for evaluating the Company's information technology assets and conducting risk reviews of non-information technology assets and operational practices.

     The evaluation of the Company's information technology assets, including its management information systems and equipment used in its printing operations, is substantially complete with certain necessary upgrades, conversions or replacements having been made or currently in process. The Company is now proceeding with the testing and validation phase of its Year 2000 Readiness Program with respect to its information technology assets. The targeted completion date for this phase is September 1999.

     Although no assurances can be given, the Company does not believe it will suffer any material disruptions to its operations as a result of the impact of the Year 2000 issue on its information technology assets. Because the majority of its management information systems operate on broadly available hardware platforms and employ software specifically designed for the printing industry and perpetually supported by its developers, the Company has not encountered any significant difficulty in completing the portions of its Year 2000 Readiness Program pertaining to its information technology assets, nor has it had to accelerate the replacement or upgrade of, or incur costs materially in excess of its recurring investment in, its management information systems.

     The Company's Year 2000 Readiness Team is in the process of evaluating the Company's exposure to business disruptions as a result of the impact of the Year 2000 issue on its non-information technology assets, operational policies, and major suppliers and customers. The Company expects to complete this phase of its Year 2000 Readiness Program by September 1999.

     Like many manufacturing companies, the Company's operations depend upon the operation of many other businesses, the disruption of any one or even a number of which as a result of the Year 2000 issue would not have a material effect on the business of the Company. However, in a "worst case" Year 2000 scenario, a significant number of such businesses could suffer disruptions as a result of the Year 2000 issue and the Company's operations could be adversely affected. In the case of a systemic failure, such as prolonged telecommunications or electrical failures, or a general disruption in United States or global business activities that could result in a significant econommic downturn, the primary business risks of the Company would include, but not be limited to, loss of customers or orders, increased operating costs, inability to obtain supplies and inventory on a timely basis, disruptions in product shipments or other business interruptions of a material nature, any of which could have a material, adverse effect on the Company's business, results of operations and financial condition. A prolonged industry-wide decline in printing orders as affected businesses focus on operational requirements more essential to their survival than printing needs would have a significant adverse effect on the Company. In addition, although the Company is not aware of any contractual relationship it has which exposes the Company to any potentially material liability in the event the Company suffers a business disruption as a result of the Year 2000 issue, it is possible that claims of mismanagement, misrepresentation or breach of contract could nevertheless be made against the Company.

     There are many suppliers of paper, ink and other materials used in printing operations. Thus, the Company believes that it is not materially dependent on any one supplier. The Company's Year 2000 Readiness Team has orally communicated with, and in some cases received written communications from, many of the Company's more significant suppliers regarding such supplier's Year 2000 readiness and is evaluating the need for written confirmation, solicitation or other action with respect to such information. However, based on communications made or received to date, the Company believes that it will be able to obtain materials necessary to continue its operations without significant disruption due to Year 2000 issues.

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

     The primary thrust of the Company's Year 2000 Readiness Program with respect to minimizing business disruptions as a result of the impact of the Year 2000 issue on its non-information technology assets, operational policies, all major suppliers and customers, including with respect to the "worst case" scenario described above, will be the development of contingency plans, to the extent feasible. Because of its many locations, if certain of its printing facilities were to be adversely affected, the Company could likely use other operable printing facilities. Accordingly, the Company expects that its primary contingency plans will focus on the re-distribution of customer projects from inoperable to operable facilities in order to mitigate, to the extent possible, the effect of any business disruption. The Company expects to develop these contingency plans after completion of the evaluation phase currently in process.

     As part of its ongoing review of the Year 2000 issue, the Company evaluates and addresses Year 2000 issues for its planned acquisitions and develops appropriate remedial action and a timetable for such action following completion of such acquisitions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company does not hold or utilize derivative financial instruments which could expose the Company to significant market risk. However, the Company is exposed to market risk for changes in interest rates related primarily to its long-term debt obligations. The Company's long-term debt obligations as of March 31, 1999 include borrowings under the Credit Agreement totaling $143.0 million, various term equipment notes of $20.0 million and other debt obligations totaling $10.4 million (see "Liquidity and Capital Resources").

     The following table sets forth the average interest rate for the scheduled maturities of the Company's long-term debt obligations as of March 31, 1999 ($ in millions):

                                                                                                                         ESTIMATED
                                                                                                                         FAIR VALUE
                                                                                                                        AT MARCH 31,
                                         2000       2001       2002       2003       2004      THEREAFTER     TOTAL         1999
                                       ---------  ---------  ---------  ---------  ---------   ----------   ---------   ------------
FIXED RATE DEBT:
    Amount...........................  $     2.9  $     2.6  $     2.6  $     2.4  $     2.5    $   12.0    $    25.0     $   25.9
    Average interest rate............      7.76%      7.22%      7.17%      7.35%      7.36%       7.22%        7.28%
VARIABLE RATE DEBT:
    Amount...........................  $  --      $  --      $   148.4  $  --      $  --        $ --        $   148.4     $  148.4
    Average interest rate............     --         --           5.6%     --         --          --             5.6%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the report thereon of Arthur Andersen LLP dated May 7, 1999, including the information required by Item 302 of Regulation S-K, are set forth on pages F-1 through F-16 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information called for by "Item 10. Directors and Executive Officers of the Registrant" (except for the information regarding executive officers which is included in Part I hereof as "Item 1. Business -- Executive Officers of the Company"), "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management", and "Item 13. Certain Relationships and Related Transactions", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders (presently scheduled to be held July 28, 1999) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

(a)(3)  EXHIBITS:

            *3.1     --   Restated Articles of Incorporation of the Company filed with the Secretary of State of the
                          State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994) SEC
                          File No. 0-24068, Exhibit 4(a)).
            *3.2     --   Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of
                          July 29, 1998. (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998) SEC File No. 0-24068, Exhibit 3.1).
            *3.3     --   Restated By-Laws of the Company, dated as of November 2, 1998 (Consolidated Graphics, Inc.
                          Form 10-Q (September 30, 1998) SEC File No. 0-24068, Exhibit 3.2).
            *4       --   Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998)
                          SEC File No. 0-24068, Exhibit 4.1).
           *10.1     --   Revolving Credit Agreement among the Company and Texas Commerce Bank National Association
                          as Agent and Bank One of Texas, N.A. as Co-Agent, dated as of June 5, 1997 (Consolidated
                          Graphics, Inc. Form 10-K (March 31, 1997) SEC File No. 0-24068, Exhibit 10.8).
           *10.2     --   First Amendment to the Revolving Credit Agreement among the Company and \ of
                          Texas as Agent and Bank One of Texas, N.A. as Co-Agent, dated August 4, 1998 (Consolidated
                          Graphics, Inc. Form 10-Q (June 30, 1998) SEC File No. 0-24068, Exhibit 10.1).
            10.3     --   Second Amendment to the Revolving Credit Amendment among the Company and Chase Bank of
                          Texas as Agent and Bank One of Texas, N.A. as Co-Agent, dated April 26, 1999.
           *10.4     --   1994 Consolidated Graphics, Inc. Long-Term Incentive Plan (Consolidated Graphics, Inc.
                          Registration Statement on Form S-1 (Reg. No. 33-77468), Exhibit 10.14).
           *10.5     --   First Amendment to Consolidated Graphics, Inc. Long-Term Incentive Plan (reflecting an increase in the number of shares of Common Stock authorized to be issued thereunder from
                          367,500 to 967,500) (Consolidated Graphics, Inc. Registration Statement on Form S-8 (Reg.
                          No. 333-66019), Exhibit 4.2).

           *10.6     --   Second Amendment to Consolidated Graphics, Inc. Long-Term Incentive Plan, as amended
                          (reflecting an increase in the number of shares of Common Stock authorized to be issued thereunder from 1,935,000 (as a result of a 2-1 stock split) to 3,435,000) (Consolidated
                          Graphics, Inc. Registration Statement on Form S-8 (Reg. No. 333-66019), Exhibit 4.3).
           *10.7     --   Form of Indemnification Agreement together with a schedule identifying the directors and officers parties to such agreement (Consolidated Graphics, Inc. Registration Statement on
                          Form S-1 (Reg. No. 33-77468), Exhibit 10.15).
            10.8     --   Amended Schedule identifying the directors and officers parties to the Indemnification
                          Agreements with the Company.
            21       --   List of Subsidiaries.
            23.1     --   Consent of Arthur Andersen LLP.
            24       --   Powers of Attorney.
            27       --   Edgar financial data schedule.

------------

  * Incorporated by reference.

 (b)     REPORTS ON FORM 8-K:

          1) Form 8-K, filed January 11, 1999 in connection with the press release announcing the signing of a letter of intent to acquire Mercury Printing.

          2) Form 8-K, filed January 21, 1999 in connection with the press release announcing the signing of a letter of intent to acquire Wentworth Printing.

          3) Form 8-K, filed January 27, 1999 in connection with the press release announcing the Company's fiscal 1999 third quarter results.

          4) Form 8-K, filed January 28, 1999 including audited financial statements for certain printing businesses acquired or probable of being acquired by the Company in fiscal 1999.

          5) Form 8-K, filed January 29, 1999 in connection with the press release announcing the signing of a letter of intent to acquire CMI.

          6) Form 8-K, filed February 23, 1999 in connection with the press release announcing the signing of a letter of intent to acquire a Midwestern commercial printing company and updating the status of other pending acquisitions.

          7) Form 8-K, filed March 3, 1999 in connection with the press release announcing the completion of the acquisition of Automated Graphic Systems.

          8) Form 8-K, filed March 17, 1999 in connection with the press release announcing the completion of the acquisition of Mercury Printing.

          9) Form 8-K, filed April 6, 1999 in connection with the press release announcing the completion of the acquisitions of CMI and Maxwell Graphic Arts.

          10) Form 8-K, filed April 16, 1999 in connection with the press release announcing the completion of the acquisition of Wentworth Printing.

          11) Form 8-K, filed April 28, 1999 in connection with three press releases announcing the Company's fiscal 1999 fourth quarter results and the signing of letters of intent to acquire The Printery, Westland Printers and H & N Printing & Graphics.

          12) Form 8-K, filed May 5, 1999 in connection with the press release announcing the completion of the acquisition of The Printery.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF OF THE UNDERSIGNED, THEREUNDER DULY AUTHORIZED, IN THE CITY OF HOUSTON, STATE OF TEXAS ON THE 11TH DAY OF JUNE, 1999.

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

                  SIGNATURE                                  TITLE                          DATE
               -------------                               ---------                       -------

              /s/:JOE R. DAVIS                    President, Chief Executive
                JOE R. DAVIS                         Officer and Director                June 11, 1999
                                                 (Principal Executive Officer)

         /s/:G. CHRISTOPHER COLVILLE          Executive Vice President -- Mergers
           G. CHRISTOPHER COLVILLE           and Acquisitions; Chief Financial and       June 11, 1999
                                               Accounting Officer and Secretary

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

               GARY L. FORBES*                             Director
               GARY L. FORBES

                W.D. HAWKINS*                              Director
                W. D. HAWKINS

              JAMES H. LIMMER*                             Director
               JAMES H. LIMMER

              THOMAS E. SMITH*                             Director
               THOMAS E. SMITH

                HUGH N. WEST*                              Director
                HUGH N. WEST

            * By:/s/:JOE R. DAVIS
                JOE R. DAVIS                                                             June 11, 1999
              Attorney-in-Fact

                            FINANCIAL SUPPLEMENT TO
          ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1999

                          CONSOLIDATED GRAPHICS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   PAGE
                                                                   ----

Report of Independent Public Accountants ........................   F-2

Consolidated Balance Sheets at March 31, 1999 and 1998 ..........   F-3

Consolidated Income Statements for the Years Ended
  March 31, 1999, 1998 and 1997 .................................   F-4

Consolidated Statements of Shareholders' Equity for the Years
  Ended March 31, 1999, 1998 and 1997 ...........................   F-5

Consolidated Statements of Cash Flows for the Years Ended
  March 31, 1999, 1998 and 1997 .................................   F-6

Notes to Consolidated Financial Statements ......................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Consolidated Graphics, Inc.:

We have audited the accompanying consolidated balance sheets of Consolidated Graphics, Inc. (a Texas corporation) and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Graphics, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
May 7, 1999

                          CONSOLIDATED GRAPHICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                               MARCH 31
                                       ------------------------
                                          1999         1998
                                       -----------  -----------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $     6,538  $     5,268
     Accounts receivable, net........       92,653       51,008
     Inventories.....................       27,345       13,074
     Prepaid expenses................        3,983        2,129
                                       -----------  -----------
           Total current assets......      130,519       71,479
PROPERTY AND EQUIPMENT, net..........      230,733      135,892
GOODWILL, net........................      121,744       28,157
OTHER ASSETS.........................        6,658        2,117
                                       -----------  -----------
                                       $   489,654  $   237,645
                                       ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term
       debt..........................  $     2,869  $     2,438
     Accounts payable................       36,920       22,276
     Accrued liabilities.............       38,028       18,863
     Income taxes payable............        2,941           33
                                       -----------  -----------
           Total current
             liabilities.............       80,758       43,610
LONG-TERM DEBT, net of current
  portion............................      170,574       73,030
DEFERRED INCOME TAXES................       23,868       15,673
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value;
       100,000,000 shares authorized;
       14,649,885 and 12,959,932
       issued and outstanding........          146          129
     Additional paid-in capital......      136,488       59,658
     Retained earnings...............       77,820       45,545
                                       -----------  -----------
           Total shareholders'
             equity..................      214,454      105,332
                                       -----------  -----------
                                       $   489,654  $   237,645
                                       ===========  ===========


          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                YEAR ENDED MARCH 31
                                       -------------------------------------
                                          1999         1998         1997
                                       -----------  -----------  -----------
SALES................................  $   435,961  $   231,282  $   144,082

COST OF SALES........................      298,935      157,906      100,197
                                       -----------  -----------  -----------

     Gross profit....................      137,026       73,376       43,885

SELLING EXPENSES.....................       42,767       22,365       14,223

GENERAL AND ADMINISTRATIVE
  EXPENSES...........................       33,605       17,628       11,330
                                       -----------  -----------  -----------

     Operating income................       60,654       33,383       18,332

INTEREST EXPENSE.....................        7,841        3,844        2,330

INTEREST INCOME......................          (96)        (124)         (25)
                                       -----------  -----------  -----------

     Income before income taxes......       52,909       29,663       16,027

INCOME TAXES.........................       20,634       11,273        5,927
                                       -----------  -----------  -----------

NET INCOME...........................  $    32,275  $    18,390  $    10,100
                                       ===========  ===========  ===========

BASIC EARNINGS PER SHARE.............        $2.35        $1.46        $ .83
                                       ===========  ===========  ===========

DILUTED EARNINGS PER SHARE...........        $2.28        $1.40        $ .81
                                       ===========  ===========  ===========


          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                           COMMON STOCK       ADDITIONAL
                                        ------------------     PAID-IN      RETAINED
                                        SHARES     AMOUNT      CAPITAL      EARNINGS       TOTAL
                                        -------    -------    ----------    ---------   -----------
BALANCE, March 31, 1996..............    11,854     $ 118      $  32,703     $ 17,055   $    49,876
     Common stock
        issuance -- acquisition             356         4          4,130        -             4,134
     Exercise of stock options.......       240         2          2,335        -             2,337
     Net income......................      -         -            -            10,100        10,100
                                        -------    -------    ----------    ---------   -----------
BALANCE, March 31, 1997..............    12,450       124         39,168       27,155        66,447
     Common stock
        issuance -- acquisitions.....       330         3         16,559        -            16,562
     Exercise of stock options.......       180         2          3,931        -             3,933
     Net income......................      -         -            -            18,390        18,390
                                        -------    -------    ----------    ---------   -----------
BALANCE, March 31, 1998..............    12,960       129         59,658       45,545       105,332
     Common stock
        issuance -- acquisitions.....     1,518        15         75,224        -            75,239
     Exercise of stock options.......       171         2          1,606        -             1,608
     Net income......................      -         -            -            32,275        32,275
                                        -------    -------    ----------    ---------   -----------
BALANCE, March 31, 1999..............    14,649     $ 146      $ 136,488     $ 77,820   $   214,454
                                        =======    =======    ==========    =========   ===========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                YEAR ENDED MARCH 31
                                       --------------------------------------
                                           1999         1998         1997
                                       ------------  -----------  -----------
OPERATING ACTIVITIES:
Net income...........................  $     32,275  $    18,390  $    10,100
Adjustments to reconcile net income
  to net cash provided by operating
  activities --
     Depreciation and amortization...        20,209       10,040        5,814
     Deferred tax provision..........         2,697        3,148        1,029
     Changes in assets and
        liabilities, net of effects
        of acquisitions --
           Accounts receivable.......           665       (6,242)      (2,307)
           Inventories...............         2,747        2,056          822
           Prepaid expenses..........          (594)        (497)        (237)
           Other assets..............         1,729         (931)        (173)
           Accounts payable and
             accrued liabilities.....        (4,761)       3,702          113
           Income taxes payable......         3,632          322        1,290
                                       ------------  -----------  -----------
                Net cash provided by
                   operating
                   activities........        58,599       29,988       16,451
                                       ------------  -----------  -----------
INVESTING ACTIVITIES:
Acquisitions of businesses, net of
  cash acquired......................      (118,189)     (42,784)     (17,468)
Purchases of property and
  equipment..........................       (30,429)     (10,587)     (10,196)
Proceeds from disposition of
  assets.............................         1,094        2,641          741
                                       ------------  -----------  -----------
                Net cash used in
                   investing
                   activities........      (147,524)     (50,730)     (26,923)
                                       ------------  -----------  -----------
FINANCING ACTIVITIES:
Proceeds from revolving credit
  agreement..........................       306,165      200,892       73,707
Payments on revolving credit
  agreement..........................      (212,649)    (174,712)     (61,307)
Payments on long-term debt...........        (4,202)      (5,291)      (2,740)
Proceeds from exercise of stock
  options and other..................           881        1,485        1,362
                                       ------------  -----------  -----------
                Net cash provided by
                   financing
                   activities........        90,195       22,374       11,022
                                       ------------  -----------  -----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS........................         1,270        1,632          550
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR..................         5,268        3,636        3,086
                                       ------------  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR...............................  $      6,538  $     5,268  $     3,636
                                       ============  ===========  ===========


          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  BUSINESS:

     Consolidated Graphics, Inc. and subsidiaries (collectively with its subsidiaries referred to as the "Company"), headquartered in Houston, Texas, is a leading consolidator in the highly fragmented commercial printing industry. At March 31, 1999, the Company operated 50 printing companies in 23 states. The Company's printing businesses provide a full range of traditional printing services, complemented at certain locations by a variety of electronic communication and fulfillment services, for many different types of customers, including national and local corporations, mutual fund companies, advertising agencies, graphic design firms, catalog retailers and direct mail distributors. The Company's traditional printing services encompass electronic prepress, printing, finishing, storage and delivery of documents and other products requested by its customers and produced to their specifications. Examples of such products include high quality, multicolor product and capability brochures, shareholder communications, catalogs, books, training manuals and direct mail pieces. Many of the Company's printing businesses utilize their advanced technological capabilities to offer their customers additional services, such as archiving, repurposing and distributing digital data, CD-ROM and internet publishing and webpage design. Fulfillment services consist of storing customer materials (primarily printed products) and providing "just-in-time" assembly and distribution of customized documents to customers or other designated destinations. Orders for fulfillment services are frequently received from customers online via the internet or though order entry and inventory management systems maintained by the Company.

     The Company believes that its large customer base, broad geographic coverage of the United States and wide range of printing capabilities and services may reduce its exposure to economic fluctuations that may generally affect segments of the printing industry or any one region of the country.

2.  SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION:

  ACCOUNTING POLICIES

     The accounting policies of the Company reflect industry practices and conform to generally accepted accounting principles. The more significant of such accounting policies are described below.

     PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

     REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE -- The Company recognizes revenue upon delivery of each job. Losses, if any, on jobs are recognized at the earliest date such amount is determinable. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 10% of the Company's revenues during the years ended March 31, 1999, 1998 and 1997. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of trade accounts receivable.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


Accounts receivable in the accompanying consolidated balance sheets are reflected net of allowance for doubtful accounts of $4,968 and $1,505 at March 31, 1999 and 1998.

     INVENTORIES -- Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. The carrying values of inventories are set forth below:


                                                MARCH 31
                                          --------------------
                                            1999       1998
                                          ---------  ---------
Raw materials...........................  $   9,890  $   4,102
Work in progress........................     14,745      6,977
Finished goods..........................      2,710      1,995
                                          ---------  ---------
                                          $  27,345  $  13,074
                                          =========  =========


     ACQUISITIONS -- All acquisitions have been accounted for as purchases. Operations of the businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The allocation of purchase price to the assets and liabilities acquired is based on estimates of fair market value. The allocation of purchase price in connection with certain acquisitions in fiscal 1999 may be prospectively revised when additional information the Company is awaiting concerning certain liability valuations, other than contingent transaction consideration, is obtained, provided that such information is received no later than one year after the date of acquisition. The Company expects that such additional information will not result in a material adjustment, in the aggregate, to the balances reflected in the accompanying consolidated financial statements pursuant to the preliminary purchase price allocations. Contingent transaction consideration is accrued and reflected as an additional cost of the transaction when payment thereof is deemed to be probable by the Company.

     GOODWILL -- Goodwill represents the excess of cost over the estimated fair value of identifiable assets of businesses acquired. Goodwill is stated at cost, net of accumulated amortization, and is being amortized over forty years using the straight-line method. Accumulated amortization of goodwill was $2,122 and $506 at March 31, 1999 and 1998.

     IMPAIRMENT OF LONG-LIVED ASSETS -- The Company continually evaluates whether events or circumstances have occurred which indicate that the remaining estimated useful lives of property and equipment may warrant revision. The Company also periodically evaluates whether the remaining balances of property and equipment, goodwill or other assets may be recoverable by assessing current and future levels of income and cash flows on an undiscounted basis, as well as other factors, such as business trends and market and economic conditions. No impairment of the Company's assets has been deemed necessary.

     RECENT ACCOUNTING PRONOUNCEMENTS -- During fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity, which are excluded from net income. For the years ended March 31, 1999, 1998 and 1997, there are no material differences between the Company's "traditional" and "comprehensive" net income.

     During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which defines how public companies are to report information about operating segments in both annual and interim financial statements. SFAS No. 131 also

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


establishes criteria for related disclosures about products and services, geographic areas, and major customers. The Company has adopted SFAS No. 131 which does not impact its existing financial reporting disclosures.

     In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which became effective for the Company's financial statements during fiscal 1999. SFAS No. 132 requires revised disclosures about pension and other postretirement benefit plans. The adoption of this standard does not apply to the Company as the Company does not provide pension or other postretirement benefits to its employees.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will become effective for the Company's financial statements beginning in fiscal 2001. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company believes that the impact of SFAS No. 133 on its existing accounting policies and financial reporting disclosures will not be material.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use," which will become effective for the Company's financial statements beginning in fiscal 2000. SOP 98-1 provides guidance with respect to accounting for the various types of costs the Company may incur to develop or obtain computer software for its own use. The Company believes that SOP 98-1 will not have a material effect on its consolidated financial statements.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which will become effective for the Company's financial statements beginning in fiscal 2000. SOP 98-5 requires costs of start-up activities to be expensed as incurred, and upon adoption, previously deferred costs to be charged as a cumulative effect of a change in accounting principle. The Company believes that SOP 98-5 will not have a material effect on its consolidated financial statements.

  OTHER INFORMATION

     SUPPLEMENTAL CASH FLOW INFORMATION -- The consolidated statements of cash flows provide information about changes in cash and exclude the effect of non-cash transactions. Significant non-cash transactions primarily include the issuance of common stock and the issuance or assumption of debt in connection with the acquisition of certain printing businesses (see Note 3. Acquisitions). Additionally, equipment capital expenditures financed by the Company, totaling $8,278, $6,286 and $6,835 for the years ended March 31, 1999, 1998 and 1997, and the effect of accounts payable totaling $10,716 and $5,073 as of March 31, 1999 and 1998, related to the purchase of certain printing presses, have been eliminated from the accompanying consolidated statements of cash flows.

     The following is a summary of the total cash paid for interest and income taxes (net of refunds):


                                                YEAR ENDED MARCH 31
                                          -------------------------------
                                            1999       1998       1997
                                          ---------  ---------  ---------
CASH PAID FOR:
     Interest...........................  $   7,237  $   3,482  $   2,299
     Income Taxes.......................     12,931      7,086      3,287

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     ACCRUED LIABILITIES -- The significant components of accrued liabilities were as follows:


                                                MARCH 31
                                          --------------------
                                            1999       1998
                                          ---------  ---------
Compensation and benefits...............  $  12,518  $   5,839
Taxes payable...........................      3,177      1,596
Accrued purchases.......................      2,627        265
Other...................................     19,706     11,163
                                          ---------  ---------
                                          $  38,028  $  18,863
                                          =========  =========


     STOCK SPLIT -- The accompanying financial statements and notes thereto reflect the effect of a two-for-one stock split paid in the form of a stock dividend in January 1997.

     EARNINGS PER SHARE -- Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. For the years ended March 31, 1999, 1998 and 1997, the weighted average number of common shares outstanding were 13,761,809, 12,597,510 and 12,165,985. Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options outstanding. For the years ended March 31, 1999, 1998 and 1997, the diluted weighted average number of common shares and dilutive stock options outstanding were 14,126,362, 13,112,023 and 12,410,994.

     RELATED PARTY TRANSACTIONS -- The Company leases, under terms it believes are comparable to market rates, certain real estate from individuals who formerly owned an acquired business and are now employed by the Company.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The Company's financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not hold or issue derivative financial instruments. The Company believes that the fair value of its financial instruments, other than fixed rate debt obligations totaling $25,046 at March 31, 1999, approximates their recorded values. The Company estimates that the fair value of its fixed rate debt obligations at March 31, 1999 is $25,876. Such estimate of fair value is based on interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.

     CONCENTRATIONS OF CREDIT RISK -- Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade receivables. Concentrations of credit risk with respect to trade receivables are limited because the Company's printing businesses provide services to a broad range of customers in various geographical regions. Management performs ongoing credit evaluations of its customers and provides allowances as deemed necessary.

     Certain reclassifications have been made to fiscal 1998 amounts to conform to the current year presentation.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.  ACQUISITIONS

     The Company completed the following acquisitions in fiscal 1999:

          COMPANY                           PRIMARY MARKET                      DATE
         ---------                         ----------------                    ------
Tursack, Inc.                          Philadelphia, Pennsylvania             April 1998
Image Systems                          Milwaukee, Wisconsin                   May 1998
Printing, Inc.                         Wichita, Kansas                        June 1998
Wetzel Brothers                        Milwaukee, Wisconsin                   June 1998
Graphic Communications                 San Diego, California                  June 1998
Paragraphics                           San Francisco, California              July 1998
Pride Printers                         Boston, Massachusetts                  July 1998
Lincoln Printing                       Fort Wayne, Indiana                    August 1998
Ironwood Litho                         Phoenix, Arizona                       August 1998
Rush Press                             San Diego, California                  September 1998
Printing Corp. of America              Baltimore, Maryland                    September 1998
Metropolitan Printing                  Bloomington, Indiana                   October 1998
Graphic Technology of Maryland         Baltimore, Maryland                    November 1998
McKay Press                            Midland, Michigan                      November 1998
Mount Vernon Printing                  Washington, D.C.                       December 1998
Automated Graphics                     Washington, D.C./Cleveland,            February 1999
                                         Ohio
Mercury Printing                       Memphis, Tennessee                     March 1999
CMI                                    Chicago, Illinois                      March 1999
Maxwell Graphic Arts                   Philadelphia, Pennsylvania             March 1999

     To complete the aforementioned acquisitions, in the aggregate, the Company paid cash of $61,824, issued 1,493,673 shares of its common stock and discharged debt of the acquired businesses totaling $53,198. Additionally, debt of the acquired businesses totaling $476 remained outstanding following the acquisitions.

     During fiscal 1998, the Company acquired 13 printing businesses. To complete these acquisitions, in the aggregate, the Company paid cash of $28,933, issued 317,713 shares of its common stock and discharged debt of the acquired businesses totaling $13,851. Additionally, debt of the acquired businesses totaling $6,349 remained outstanding following the acquisitions, together with accruals totaling $3,167 for the purchase of certain printing presses which were paid in fiscal 1999.

     During fiscal 1997, the Company acquired six printing businesses. To complete these acquisitions, in the aggregate, the Company paid cash of $7,514, issued 355,560 shares of its common stock and discharged debt of the acquired businesses totaling $9,954. Additionally, debt totaling $4,123 was either issued by the Company in connection with such acquisitions or constituted debt of the acquired businesses that remained outstanding after the acquisitions.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The following table sets forth unaudited pro forma information assuming that for the year ended March 31, 1999, the acquisitions in fiscal 1999 were completed on April 1, 1998, and for the year ended March 31, 1998, each of the acquisitions in fiscal 1998 and 1999 occurred on April 1, 1997.


                                           YEAR ENDED MARCH 31
                                          ----------------------
                                             1999        1998
                                          ----------  ----------
                                               (UNAUDITED)
Sales...................................  $  568,434  $  567,638
Net income available to common
  shareholders..........................      38,871      37,642
Diluted earnings per share of common
  stock.................................        2.60        2.53


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

     The following is a summary of the Company's property and equipment and their estimated useful lives:


                                              MARCH 31
                                       ----------------------      ESTIMATED
             DESCRIPTION                  1999        1998       LIFE IN YEARS
            --------------             ----------  ----------    -------------
Land.................................  $    5,061  $    3,990        -
Buildings and leasehold
  improvements.......................      37,965      22,782        15-40
Printing presses and equipment.......     210,469     123,071         7-20
Computer equipment and software......      10,754       6,169          2-5
Furniture, fixtures and other........       5,305       4,181          5-7
                                       ----------  ----------
                                          269,554     160,193
Less accumulated depreciation and
  amortization.......................     (38,821)    (24,301)
                                       ----------  ----------
                                       $  230,733  $  135,892
                                       ==========  ==========

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.  LONG-TERM DEBT:

     The following is a summary of the Company's long-term debt instruments:


                                             MARCH 31
                                       ---------------------
                                          1999       1998
                                       ----------  ---------
Revolving credit agreement...........  $  143,000  $  44,881
Term equipment notes.................      19,966     12,997
Other................................      10,477     17,590
                                       ----------  ---------
                                          173,443     75,468
                 Less current              (2,869)    (2,438)
                    portion..........
                                       ----------  ---------
                                       $  170,574  $  73,030
                                       ==========  =========


     In June 1997 the Company entered into a $100 million revolving credit agreement, which was amended in August 1998 to increase the facility to $200 million (as amended, the "Credit Agreement"), with a nine-member banking group (following the amendments). The Credit Agreement matures on July 31, 2001, at which time, all amounts outstanding thereunder are due. Borrowings outstanding under the Credit Agreement are unsecured and accrue interest, at the Company's option, at (1) the London Interbank Offered Rate (LIBOR) plus .50% to 1.50% based upon the Company's Debt to Pro Forma EBITDA ratio as defined, redetermined quarterly, or (2) an alternate base rate based upon the bank's prime lending rate or Federal Funds effective rate. The Credit Agreement also provides for a commitment fee on available but unused amounts ranging from .10% to .35% per annum. On March 31, 1999, outstanding borrowings under the Credit Agreement were subject to an average interest rate of 5.60% per annum.

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

     The term equipment notes consist of (i) term loans payable to certain financial institutions, bearing interest at 8.5% to 9.4% and maturing at various times through 2003, and (ii) term notes payable pursuant to a printing press purchase and financing agreement between the Company and Komori America Corporation (the "Komori Agreement"). The notes payable under the Komori Agreement provide for fixed monthly principal and interest payments through 2009 at an average interest rate of 7.25% and are secured by the purchased presses. The Company is not subject to any significant financial covenants or restrictions in connection with these obligations.

     The Company's remaining debt obligations generally consist of mortgages, capital leases, promissory notes, industrial revenue bonds and a $10 million auxiliary revolving credit agreement, some of which contain financial covenants and restrictions. The most significant of these place certain restrictions on future borrowings and acquisitions above specified levels. The Company believes these restrictions do not adversely affect its acquisition or operating strategies.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The principal payment requirements by fiscal year under the Company's debt agreements are $2,869 in 2000, $2,606 in 2001, $150,949 in 2002, $2,393 in 2003,
$2,547 in 2004 and $12,079 thereafter.

6.  INCOME TAXES:

     The provision for income taxes is composed of the following:


                                             YEAR ENDED MARCH 31
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
Current..............................  $  17,936  $   7,144  $   4,898
Deferred.............................      2,698      4,129      1,029
                                       ---------  ---------  ---------
                                       $  20,634  $  11,273  $   5,927
                                       =========  =========  =========

     A reconciliation of the statutory federal income tax rate to the effective tax rate follows:


                                             YEAR ENDED MARCH 31
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
Federal income tax, statutory rate...       35.0%      34.0%      34.0%
State and other......................        4.0        4.0        3.0
                                       ---------  ---------  ---------
Income tax, effective rate...........       39.0%      38.0%      37.0%
                                       =========  =========  =========


     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred income tax liability are as follows:


                                                  MARCH 31
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
Property and equipment...............  $  27,103  $  17,952  $  10,566
Other................................     (3,235)    (2,279)    (1,630)
                                       ---------  ---------  ---------
Net deferred income tax liability....  $  23,868  $  15,673  $   8,936
                                       =========  =========  =========


7.  COMMITMENTS AND CONTINGENCIES:

     Operating lease commitments for facilities and equipment require fiscal year minimum annual payments of $6,951 in 2000, $5,910 in 2001, $5,411 in 2002, $4,292 in 2003, $3,481 in 2004 and $7,701 thereafter. Total rent expense was $5,234, $2,729 and $1,128 for the years ended March 31, 1999, 1998 and 1997.

     In connection with certain acquisitions, the Company has agreed to issue additional shares of its common stock or make additional cash payments contingent upon the acquired printing businesses improving operating profits in excess of certain pre-determined targets. Pursuant thereto, the Company issued 23,861 shares of its common stock and paid $700 during fiscal 1999. At March 31, 1999, the Company was contingently obligated through 2005 to issue up to a total of 190,953 shares of its common stock and make additional cash payments of up to $20,229 for all periods in the aggregate.

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

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.  STOCK OPTIONS:

     Employees of the Company and certain nonemployee members of the Company's Board of Directors have been or may be granted rights to purchase shares of common stock of the Company pursuant to the Consolidated Graphics, Inc. Long-term Incentive Plan (the "Plan"). Options granted pursuant to the Plan may either be incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Options granted under the Plan are at a price not less than the market price of the stock at the date of grant and periodically vest over a term of up to ten years. Options granted under the Plan generally expire six months after the vesting period or termination of employment. At March 31, 1999, a total of 2,760,898 shares were reserved for issuance pursuant to the Plan, of which 1,396,971 shares were reserved for options which had not been granted.

     The Company accounts for the Plan under the provisions and related interpretations of APB No. 25, "Accounting for Stock Issued to Employees." No compensation expense or liability is recognized for such options in the accompanying consolidated financial statements since all options were granted at the fair market value of the stock at the date of grant.

     The following table sets forth option transactions under the Plan:

                                                             FOR THE YEARS ENDED MARCH 31
                                       ------------------------------------------------------------------------
                                                1999                     1998                     1997
                                       ----------------------   ----------------------   ----------------------
                                                    WEIGHTED                 WEIGHTED                 WEIGHTED
                                                     AVERAGE                  AVERAGE                  AVERAGE
                                                    EXERCISE                 EXERCISE                 EXERCISE
                                         SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                       ----------   ---------   ----------   ---------   ----------   ---------
Outstanding at April 1...............     808,048    $ 19.10       794,350    $  9.91       571,800     $6.05
     Granted.........................     793,985      55.12       257,866      41.70       502,000     12.29
     Exercised.......................    (170,392)     11.28      (180,460)      8.59      (239,750)     5.98
     Forfeited.......................     (67,714)     29.62       (62,908)     26.10       (39,700)     8.04
                                       ----------               ----------               ----------
Outstanding at March 31..............   1,363,927      40.54       808,048      19.10       794,350      9.91
                                       ==========               ==========               ==========
Shares exercisable at March 31.......     217,842    $ 14.94       210,590    $  9.20       233,865     $8.52
                                       ==========               ==========               ==========

     Had the Company used the fair value-based method of accounting for the Plan prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net income and diluted earnings per share would have been reduced to the following pro forma amounts:


                                           FOR THE YEARS ENDED MARCH 31
                                    ------------------------------------------
                                           1999                   1998
                                    -------------------    -------------------
                                       AS         PRO         AS         PRO
                                    REPORTED     FORMA     REPORTED     FORMA
                                    --------    -------    --------    -------
Net income.......................   $ 32,275    $30,129    $ 18,390    $17,444
Diluted earnings per share.......   $   2.28    $  2.19    $   1.40    $  1.34


     The pro forma compensation expense may not be representative of future amounts because options vest over several years and additional options may be granted in future years.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The weighted-average grant date fair value of options granted during fiscal 1999 and 1998 was $34.64 and $21.17, respectively. The weighted-average grant date fair value of options was determined by utilizing the Black-Scholes option-pricing model with the following key assumptions:


                                           1999         1998
                                         ---------    ---------
Dividend yield.......................          0%           0%
Expected volatility..................       51.5%        50.7%
Risk-free interest rate..............        5.4%         6.1%
Expected life........................        8.5 yrs      5.0 yrs.

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

9.  UNAUDITED QUARTERLY FINANCIAL DATA:

     The following table contains selected quarterly financial data from the consolidated income statements for each quarter of fiscal 1999 and 1998. The Company believes this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                          4TH         3RD         2ND         1ST
                                        QUARTER     QUARTER     QUARTER     QUARTER
                                       ----------  ----------  ----------  ---------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1999:
Sales................................  $  129,313  $  118,278  $  103,270  $  85,100
Gross profit.........................      40,389      37,150      32,401     27,086
Net income...........................       9,590       8,651       7,504      6,530
Basic earnings per share.............         .66         .61         .56        .50
Diluted earnings per share...........         .65         .60         .54        .48
FISCAL 1998:
Sales................................  $   66,267  $   60,977  $   53,363  $  50,675
Gross profit.........................      21,217      19,351      16,878     15,930
Net income...........................       5,387       4,868       4,275      3,860
Basic earnings per share.............         .42         .38         .34        .31
Diluted earnings per share...........         .41         .37         .33        .30

     Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal annual earnings per share.