Form 10-Q
period 1999-06-30
CONSOLIDATED GRAPHICS INC /TX/
filed 1999-08-16
CIK 921500

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                    FORM 10-Q

   (MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                        OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                          COMMISSION FILE NUMBER 0-24068

                             ______________________


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

                                 Yes [X]     No [ ]

   The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at July 31, 1999 was 15,722,402.

                           CONSOLIDATED GRAPHICS, INC.
              FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                                      INDEX
                                                                        PAGE
Part I -- Financial Information

   Item 1 -- Financial Statements

      Consolidated Balance Sheets at June 30, 1999 and March 31, 1999...  1

      Consolidated Income Statements for the Three Months Ended
        June 30, 1999 and 1998..........................................  2

      Consolidated Statements of Cash Flows for the Three Months Ended
        June 30, 1999 and 1998..........................................  3

      Notes to Consolidated Financial Statements........................  4

   Item 2 -- Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................  6

   Item 3 - Quantitative and Qualitative Disclosure About Market Risk... 11

Part II -- Other Information

   Item 1 -- Legal Proceedings.......................................... 12

   Item 2 -- Changes in Securities and Use of Proceeds.................. 12

   Item 3 -- Defaults upon Senior Securities............................ 12

   Item 4 -- Submission of Matters to a Vote of Security Holders........ 12

   Item 5 -- Other Information.......................................... 12

   Item 6 -- Exhibits and Reports on Form 8-K........................... 13

Signatures.............................................................. 14

                         PART I - FINANICAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED GRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      JUNE 30,    MARCH 31,
                                                                        1999        1999
                                                                     ----------   ---------
                                                                     (UNAUDITED)  (AUDITED)
                 ASSETS
CURRENT ASSETS:
       Cash and cash equivalents ..................................    $  7,449    $  6,538
       Accounts receivable, net ...................................      97,531      92,653
       Inventories ................................................      26,658      27,345
       Prepaid expenses ...........................................       3,804       3,983
                                                                       --------    --------
             Total current assets .................................     135,442     130,519

PROPERTY AND EQUIPMENT, net .......................................     257,729     230,733

GOODWILL, net .....................................................     160,527     121,744

OTHER ASSETS ......................................................       6,937       6,658
                                                                       --------    --------
                                                                       $560,635    $489,654
                                                                       ========    ========

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of long-term debt ..........................    $  3,602    $  2,869
       Accounts payable ...........................................      39,415      36,920
       Accrued liabilities ........................................      39,007      38,028
       Income taxes payable .......................................       9,170       2,941
                                                                       --------    --------
              Total current liabilities ...........................      91,194      80,758

LONG-TERM DEBT, net of current portion ............................     177,806     170,574

DEFERRED INCOME TAXES .............................................      25,834      23,868

COMMITMENTS AND CONTINGENCIES .....................................        --          --

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value; 100,000,000 shares authorized;
           15,540,864 and 14,649,885 issued and outstanding .......         155         146
       Additional paid-in capital .................................     177,133     136,488
       Retained earnings ..........................................      88,513      77,820
                                                                       --------    --------
              Total shareholders' equity ..........................     265,801     214,454
                                                                       --------    --------
                                                                       $560,635    $489,654
                                                                       ========    ========

           See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                          CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                            JUNE 30,
                                                    ----------------------
                                                      1999            1998
                                                    --------        --------

SALES .........................................     $145,829        $ 85,100

COST OF SALES .................................      100,152          58,014
                                                    --------        --------

       Gross profit ...........................       45,677          27,086

SELLING EXPENSES ..............................       14,091           8,291

GENERAL AND ADMINISTRATIVE EXPENSES ...........       11,100           6,619
                                                    --------        --------

       Operating income .......................       20,486          12,176

INTEREST EXPENSE, net .........................        2,665           1,471
                                                    --------        --------

       Income before income taxes .............       17,821          10,705

PROVISION FOR INCOME TAXES ....................        7,128           4,175
                                                    --------        --------
NET INCOME ....................................     $ 10,693        $  6,530
                                                    ========        ========

BASIC EARNINGS PER SHARE ......................     $    .71        $    .50
                                                    ========        ========

DILUTED EARNINGS PER SHARE ....................     $    .70        $    .48
                                                    ========        ========


          See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   -----------------------
                                                                                     1999          1998
                                                                                   ---------     ---------
OPERATING ACTIVITIES:
       Net income .............................................................    $  10,693     $   6,530
       Adjustments to reconcile net income to net cash provided
         by operating activities -
            Depreciation and amortization .....................................        7,203         3,573
            Deferred tax provision ............................................          270         1,092
            Changes in assets and liabilities, net of effects of acquisitions--
                Accounts receivable ...........................................        1,023         1,958
                Inventories ...................................................        2,797        (1,201)
                Prepaid expenses ..............................................          372          (356)
                Other assets ..................................................          295           490
                Accounts payable and accrued liabilities ......................       (8,192)       (1,377)
                Income taxes payable ..........................................        6,315         3,063
                                                                                   ---------     ---------
                    Net cash provided by operating activities .................       20,776        13,772
                                                                                   ---------     ---------
INVESTING ACTIVITIES:
       Acquisitions of businesses, net of cash acquired .......................      (15,228)      (42,521)
       Purchases of property and equipment ....................................       (3,835)       (6,054)
       Proceeds from disposition of assets ....................................          267            41
                                                                                   ---------     ---------
                    Net cash used in investing activities .....................      (18,796)      (48,534)
                                                                                   ---------     ---------

FINANCING ACTIVITIES:
       Proceeds from revolving credit facilities ..............................       42,196       106,483
       Payments on revolving credit facilities ................................      (42,315)      (70,588)
       Payments on other long-term debt .......................................       (1,110)         (665)
       Proceeds from exercise of stock options and other ......................          160           502
                                                                                   ---------     ---------
                    Net cash provided by (used in) financing activities .......       (1,069)       35,732
                                                                                   ---------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .....................................          911           970
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............................        6,538         5,268
                                                                                   ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................    $   7,449     $   6,238
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

                          CONSOLIDATED GRAPHICS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and its wholly owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the three months ended June 30, 1999 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 1999 has been derived from the 1999 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission in June 1999. Certain reclassifications have been made to fiscal 1999 amounts to conform to the current year presentation.

      Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. For the three months ended June 30, 1999 and 1998, the basic weighted average shares outstanding were 15,083,396 and 13,051,965. Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options outstanding. For the three months ended June 30, 1999 and 1998, the weighted average number of common shares and dilutive stock options outstanding were 15,377,568 and 13,493,581.

      The consolidated statements of cash flows provide information about the Company's sources and uses of cash and exclude the effects of non-cash transactions. Significant non-cash transactions during the three months ended June 30,1999 include the issuance of common stock and the issuance or assumption of debt in connection with the acquisition of certain printing businesses (see
Note 3. Acquisitions) and an accrual totaling $12,097 related to the purchase of printing presses. Additionally, the Company issued term equipment notes of $9,032 (see Note 2. Long-Term Debt) during the three months ended June 30, 1999 to satisfy certain accrued liabilities as of March 31, 1999 related to the purchase of printing presses. The following is a summary of total cash paid for interest and income taxes (net of refunds).

                                              THREE MONTHS ENDED
                                                    JUNE 30,
                                              -------------------
                                                1999       1998
                                              --------   --------
                CASH PAID (RECEIVED) FOR:
                      Interest ..........    $ 3,086    $ 1,259
                      Taxes .............        547     (1,780)

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

2.  LONG-TERM DEBT

      The following is a summary of the Company's long-term debt as of:

                                                   JUNE 30,           MARCH 31,
                                                     1999               1999
                                                  ----------          ---------
Revolving credit facilities ..............         $ 148,278          $ 148,397
Term equipment notes .....................            28,267             19,966
Other ....................................             4,863              5,080
                                                  ----------          ---------
                                                     181,408            173,443
Less current portion .....................            (3,602)            (2,869)
                                                  ----------          ---------
                                                   $ 177,806          $ 170,574
                                                  ==========          =========


      The Company's primary revolving credit facility (the "Credit Agreement") was obtained from a syndicate of commercial banks and provides for a maximum borrowing capacity of $200,000, of which $138,278 was outstanding at June 30, 1999. The Credit Agreement will mature July 31, 2001, at which time all amounts outstanding thereunder will be due. Borrowings outstanding under the Credit Agreement are unsecured and accrue interest at a variable rate (a weighted average of 5.70% on June 30, 1999). In addition, the Company maintains an auxiliary revolving credit facility (the "Auxiliary Facility") with a commercial bank which provides for a maximum borrowing capacity of $10,000, of which the maximum amount was outstanding at June 30, 1999. The interest rate applicable to all borrowings under the Auxiliary Facility at June 30, 1999 was 5.72%.

      The Company's term equipment notes primarily consist of notes payable pursuant to a printing press purchasing and financing agreement with a major manufacturer. As of June 30, 1999, the Company was obligated on term notes related to such agreement totaling $27,678. These term notes are secured by the purchased presses and provide for fixed monthly principal and interest payments over ten years. The weighted average interest rate on such notes at June 30, 1999 was 7.07%.

3.    ACQUISITIONS

      The Company completed the following acquisitions during the three months ended June 30, 1999:

              COMPANY                   PRIMARY MARKET          DATE
              -------                   --------------          ----
         Wentworth Printing        Columbia, South Carolina  April 1999
         The Printery              Milwaukee, Wisconsin      April 1999
         The Graphics Group        Dallas, Texas             June 1999
         Westland Printers         Baltimore, Maryland       June 1999
         H & N Printing            Baltimore, Maryland       June 1999

      To complete the aforementioned acquisitions, in the aggregate, the Company paid cash of $9,950, issued 855,646 shares of its common stock and discharged debt of the acquired businesses totaling $5,278.

      Subsequent to June 30, 1999, the Company completed the acquisition of three printing businesses and as of August 9, 1999 had signed a non-binding letter of intent to acquire one other printing business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND PERFORMANCE OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND OTHER DETAILED INFORMATION REGARDING THE COMPANY INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 1999 AND OTHER REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE ENTIRE FISCAL YEAR ENDING MARCH 31, 2000.

GENERAL

      The Company is a leading consolidator in the highly fragmented commercial printing industry and is recognized as one of the fastest-growing commercial printing companies in the United States. The Company is headquartered in Houston, Texas and has locally managed printing operations in 25 states as of June 30, 1999. The Company's printing businesses provide a full range of traditional printing services, complemented at certain locations by a variety of digital media and fulfillment services.

      PRINTING SERVICES - The majority of the Company's sales are derived from traditional printing services, which include electronic prepress, printing, finishing, storage and delivery of printed materials and other products requested by its customers and produced to their specifications. Examples of such documents include high-quality multicolor product and capability brochures, shareholder communications, catalogs, reference materials, training manuals and direct mail pieces. The Company has continually invested in the latest electronic prepress, press and postpress technology to increase capacity and operating efficiencies at its printing businesses and expand the types of printing-related services offered to its customers.

      DIGITAL/ELECTRONIC MEDIA AND FULFILLMENT SERVICES - Because the Company's printing businesses operate in a digital and electronic media environment, the Company is able to help customers maximize the use of their digital information. Many of the Company's printing businesses capitalize on their expertise in digital processes to offer a wide range of capabilities, including digital data asset management (such as maintaining, repurposing and archiving digital media), CD-ROM production and online ordering system and Web page design and development. The Company's printing businesses also serve their customers by providing a broad array of fulfillment services, whereby they assemble, package, store and distribute promotional, educational or training documents on behalf of their customers. Many corporations utilize these fulfillment services to manage their inventory of printed products and various assembly materials (such as binders and product samples) and provide "just-in-time" assembly and delivery of customized materials to operating locations or other end-users. Orders for fulfillment services are frequently received from customers via the Internet or through order-entry and inventory management systems maintained by the Company.

MARKETING AND SALES

      The Company's printing businesses serve a diverse and growing base of national and locally-based customers in a broad cross section of industries. Because the printing industry is service-oriented, the Company's primary marketing focus is on responding rapidly to customer requirements and producing high quality printed materials at competitive prices. The majority of the Company's print jobs consist of individual orders for custom designed marketing materials which are generated by commissioned sales personnel and, to a lesser extent, through orders received via the Internet or pursuant to long-term contracts. As a result, continued engagement of the Company by its customers for successive jobs is primarily dependent upon, among other things, the customer's satisfaction with the services provided. As such, the Company is unable to predict, for more than a few weeks in advance, the number, size and profitability of print jobs it expects to produce.

BUSINESS STRATEGY

      The Company's strategy is to generate growth in sales and profits through an aggressive acquisition program, coupled with internal growth and operational improvements at its existing businesses. The Company provides its acquired businesses management expertise, greater purchasing power, access to technology and capital and a commitment to training through a unique, comprehensive management development program. As a result, operating margins and efficiencies of newly acquired businesses, which may be lower than those being achieved by the Company's other businesses, typically improve as the Company's operating strategies and strengths are fully implemented.

RESULTS OF OPERATIONS

      The following tables set forth the Company's historical income statements and certain percentage relationships for the periods indicated:

                                                                                   AS A PERCENTAGE
                                                                                      OF SALES
                                                                                   -----------------
                                                               THREE MONTHS          THREE MONTHS
                                                               ENDED JUNE 30,        ENDED JUNE 30,
                                                             ------------------    -----------------
                                                              1999       1998      1999       1998
                                                             -------    -------    ------     ------
                                                                (in millions)
Sales .................................................    $   145.8  $    85.1     100.0%     100.0%
Cost of sales .........................................        100.1       58.0      68.7       68.2
                                                           ---------  ---------   -------    -------
   Gross profit .......................................         45.7       27.1      31.3       31.8
Selling expenses ......................................         14.1        8.3       9.7        9.7
General and administrative expenses ...................         11.1        6.6       7.6        7.8
                                                           ---------  ---------   -------    -------
   Operating income ...................................         20.5       12.2      14.0       14.3
Interest expense ......................................          2.7        1.5       1.8        1.7
                                                           ---------  ---------   -------    -------
   Income before income taxes .........................         17.8       10.7      12.2       12.6
Provision for income taxes ............................          7.1        4.2       4.9        4.9
                                                           ---------  ---------   -------    -------
   Net income .........................................    $    10.7  $     6.5       7.3%       7.7%
                                                           =========  =========   =======    =======

      Acquisitions in fiscal 1999 and 2000 are the primary causes of the absolute increases in revenues and expenses since June 30, 1998. Each of the Company's acquisitions in fiscal 1999 and 2000 were accounted for under the purchase method of accounting; accordingly, the Company's consolidated income statements reflect revenues and expenses of acquired businesses only for post-acquisition periods.

      The following table sets forth the Company's fiscal 1999 and 2000 acquisitions (collectively the "1999/2000 Acquired Businesses") and indicates the period in which each business was acquired.

      FISCAL 1999 ACQUISITIONS
               Tursack, Inc.............................. April 1998
               Image Sytems.............................. May 1998
               Printing, Inc............................. June 1998
               Wetzel Brothers........................... June 1998
               Graphic Communication..................... June 1998
               Paragraphics.............................. July 1998
               Pride Printers............................ July 1998
               Lincoln Printing.......................... August 1998
               Ironwood Litho...........................  August 1998
               Rush Press................................ September 1998
               Printing Corp. of America................. September 1998
               Metropolitan Printing..................... October 1998
               Graphic Technology of Maryland............ November 1998
               McKay Press............................... November 1998
               Mount Vernon Printing..................... December 1998
               Automated Graphics.......................  February 1999
               Mercury Printing ......................... March 1999
               CMI......................................  March 1999
               Maxwell Graphic Arts...................... March 1999

      FISCAL 2000 ACQUISITIONS

               Wentworth Printing........................ April 1999
               The Printery.............................. April 1999
               The Graphics Group.......................  June 1999
               Westland Printers......................... June 1999
               H&N Printing.............................. June 1999

      For more information regarding the fiscal 1999 acquisitions, refer to "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. For more information regarding the fiscal 2000 acquisitions, refer to the accompanying "Notes to Consolidated Financial Statements" included elsewhere herein.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

      Sales increased 71% to $145.8 million for the three months ended June 30, 1999, from $85.1 million for the three months ended June 30, 1998. The incremental revenue contribution of the 1999/2000 Acquired Businesses substantially accounted for this increase.

      Gross profit increased 69% to $45.7 million for the three months ended June 30, 1999, from $27.1 million for the three months ended June 30, 1998, primarily due to the 1999/2000 Acquired Businesses. Gross profit as a percentage of sales decreased to 31.3% for the three months ended June 30, 1999, from 31.8% in the corresponding period of the prior year, because the combined operating margins of the 1999/2000 Acquired Businesses, which contributed a significant portion of the Company's total sales, were lower than the Company's consolidated operating margin for the three months ended June 30, 1998. As discussed above, the Company expects that gross profit margins at recently acquired businesses will be lower than the Company's historical margins, then likely improve as the full benefit of the Company's operating strengths and strategies takes effect.

      Selling expenses increased 70% to $14.1 million for the three months ended June 30, 1999, from $8.3 million for the three months ended June 30, 1998, primarily due to the increased sales levels noted above. Selling expenses as a percentage of sales remained constant at 9.7%.

      General and administrative expenses increased 68% to $11.1 million for the three months ended June 30, 1999, from $6.6 million for the three months ended June 30, 1998. This increase is due to the addition of the 1999/2000 Acquired Businesses and, to a lesser extent, an increase in headquarters staffing and related costs. General and administrative expenses as a percentage of sales decreased to 7.6% for the three months ended June 30, 1999, as compared to 7.8% in the corresponding period of the prior year, because the previously mentioned increase in sales was greater than the increase in the amount of overhead necessary to support such additional sales.

      Interest expense increased to $2.7 million for the three months ended June 30, 1999, from $1.5 million for the three months ended June 30, 1998, due to a net increase in borrowings under the Company's revolving credit facility used to finance the purchase of the 1999/2000 Acquired Businesses and the addition of term equipment notes related to the purchase of printing presses.

      Effective income tax rates reflect an increase to 40% for the three months ended June 30, 1999, from 39% for the three months ended June 30, 1998, due primarily to the Company's expansion into states with proportionately higher income tax rates and the effect of nondeductible goodwill incurred in connection with certain acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary cash uses are for acquisitions, capital expenditures and payments on long-term debt incurred to finance certain equipment purchases or assumed in connection with certain acquisitions. Cash utilized to complete acquisitions totaled $15.2 million in the three months ended June 30, 1999. Cash utilized for capital expenditures, which relate primarily to the purchase of new electronic prepress and bindery equipment, was $3.8 million in the three months ended June 30, 1999. Principal payments on long-term debt totaled $1.1 million in the three months ended June 30, 1999. In total, cash requirements for acquisitions, capital expenditures and debt service was $20.1 million in the three months ended June 30, 1999.

      The Company financed its capital requirements through internally generated funds and a printing press purchasing and financing agreement (see below). Cash flow generated from operations (net income plus depreciation, amortization and deferred tax provision) was $18.2 million in the three months ended June 30, 1999. Debt incurred directly to finance equipment purchases was $9.0 million in the three months ended June 30, 1999.

      The Company's primary revolving credit facility (the "Credit Agreement") was obtained from a syndicate of commercial banks and provides for a maximum borrowing capacity of $200,000, of which $138,278 was outstanding at June 30, 1999. Borrowings outstanding under the Credit Agreement are unsecured and accrue interest, at the Company's option, at (1) the London Interbank Offered Rate (LIBOR) plus .50% to 1.50% based upon the Company's Debt to Pro Forma EBITDA ratio as defined, redetermined quarterly, or (2) an alternate base rate based upon the agent bank's prime lending rate or Federal Funds effective rate. The Credit Agreement also provides for a commitment fee on available but unused amounts ranging from .10% to .35% per annum. The Credit Agreement will mature July 31, 2001, at which time all amounts outstanding thereunder are due. Borrowings outstanding under the Credit Agreement were subject to a weighted average interest rate of 5.70% on June 30, 1999. In addition, the Company maintains an auxiliary revolving credit facility (the "Auxiliary Facility") with a commercial bank which provides for a maximum borrowing capacity of $10,000, of which the maximum amount was outstanding at June 30, 1999. The interest rate applicable to all borrowings under the Auxiliary Facility at June 30, 1999 was 5.72%.

      The Company is subject to certain covenants and restrictions and must meet certain financial tests pursuant to and as defined in the Credit Agreement. The Company believes that these restrictions do not adversely affect its acquisition or operating strategies, and that it was in compliance with such financial tests and other covenants at June 30, 1999.

      The Company has agreements with certain printing press manufacturers (collectively, the "Press Purchase Agreements"), pursuant to which the Company receives certain volume purchase incentives and long-term financing options with respect to the purchase of printing presses. As of June 30, 1999, the Company was obligated on term notes related to the Press Purchase Agreements totaling $27.7 million. These term notes are secured by the purchased presses and provide for fixed monthly principal and interest payments over ten years. The weighted average interest rate on such notes at June 30, 1999 was 7.07%. The Company is not subject to any significant financial covenants or restrictions in connection with these obligations. As of June 30, 1999, the Company had accepted delivery of additional printing presses for a total purchase price of $14.1 million, which amount is included in accounts payable in the accompanying consolidated financial statements and is expected to be financed under terms of the Press Purchase Agreements.

      The Company expects to make additional equipment capital expenditures in fiscal 2000 using cash flow from operations and borrowings under the Credit Agreement and/or the Press Purchase Agreements.

      Pursuant to earnout agreements entered into in connection with certain acquisitions, as of June 30, 1999, the Company was contingently obligated at certain times and under certain circumstances through 2005 to issue up to 147,400 shares of its common stock and to make additional cash payments of up to $16.7 million for all periods in the aggregate.

      During the three months ended June 30, 1999, the Company acquired five printing businesses. To complete these acquisitions, in the aggregate, the Company paid cash of $10.0 million, issued 855,646 shares of its common stock, and discharged debt of the acquired businesses totaling $5.3 million. As of August 9, 1999 the Company completed three additional acquisitions and had executed a non-binding letter of intent to acquire one other printing business.

      The Company intends to continue to actively pursue acquisition opportunities. To finance its acquisitions, the Company intends to utilize cash flow from operations and borrowings under the Credit Agreement. The Company may also issue shares of its authorized common stock from time-to-time in connection with its acquisitions. There can be no asssurance that the Company will be able to acquire additional businesses on acceptable terms in the future. In addition, there can be no assurance that the Company will be able to establish, maintain or increase the profitability of any acquired business.

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

      Like many manufacturing companies, the Company's operations depend upon the operation of many other businesses, the disruption of any one or even a number of which as a result of the Year 2000 issue would not have a material effect on the business of the Company. However, in a "worst case" Year 2000 scenario, a significant number of such businesses could suffer disruptions as a result of the Year 2000 issue and the Company's operations could be adversely affected. In the case of a systemic failure, such as prolonged telecommunications or electrical failures, or a general disruption in United States or global business activities that could result in a significant economic downturn, the primary business risks of the Company would include, but not be limited to, loss of customers or orders, increased operating costs, inability to obtain supplies and inventory on a timely basis, disruptions in production shipments or other business interruptions of a material nature, any of which could have a material, adverse effect on the Company's business, results of operations and financial condition. A prolonged industry-wide decline in printing orders as affected businesses focus on operational requirements more essential to their survival than printing needs would have a significant adverse effect on the Company. In addition, although the Company is not aware of any contractual relationship it has which exposes the Company to any potentially material liability in the event the Company suffers a business disruption as a result of the Year 2000 issue, it is possible that claims of mismanagement, misrepresentation or breach of contract could nevertheless be made against the Company.

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

      The primary thrust of the Company's Year 2000 Readiness Program with respect to minimizing business disruptions as a result of the impact of the Year 2000 issue on its non-information technology assets and operational policies, all major suppliers and its customers, including with respect to the "worst case" scenario described above, will be the development of contingency plans, to the extent feasible. Because of its many locations, if certain of its printing facilities were to be adversely affected, the Company could likely use other operable printing facilities. Accordingly, the Company expects that its primary contingency plans will focus on the re-distribution of customer projects from inoperable to operable facilities in order to mitigate, to the extent possible, the effect of any business disruption. The Company expects to develop these contingency plans after completion of the evaluation phase currently in process.

      As part of its ongoing review of the Year 2000 issue, the Company evaluates and addresses Year 2000 issues for its planned acquisitions and develops appropriate remedial action and a timetable for such action following completion of such acquisitions.


RECENT ACCOUNTING PRONOUNCEMENTS

      None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company does not hold or utilize derivative financial instruments which could expose the Company to significant market risk. However, the Company is exposed to market risk for changes in interest rates related primarily to its long-term debt obligations. As of June 30, 1999, there were no material changes in the Company's market risk or the estimated fair value of its long-term debt obligations as reported in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

                           CONSOLIDATED GRAPHICS, INC.

                           PART II - OTHER INFORMATION

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      During the three months ended June 30, 1999, the Company issued 855,646 shares of its common stock valued at approximately $39.8 million in connection with the acquisition of certain printing businesses and also issued 13,332 shares pursuant to a certain earnout agreement entered into in connection with a prior year acquisition. The issuance of such common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On July 28, 1999, the Company held its Annual Meeting of Shareholders. The following item was submitted to a vote of shareholders through the solicitation of proxies:

      ELECTION OF DIRECTORS

      The following persons were elected to serve on the Board of Directors until the 2000 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The directors received the votes set forth opposite their respective names:

                  NAME            FOR            AGAINST        ABSTENTIONS
                  ----            ---            -------        -----------
         Joe R. Davis .....    12,715,451        32,454             0
         Larry J. Alexander    12,715,451        32,454             0
         Brady F. Carruth .    12,715,451        32,454             0
         Clarence C. Comer     12,715,451        32,454             0
         Gary L. Forbes ...    12,715,451        32,454             0
         James H. Limmer ..    12,715,451        32,454             0
         Hugh N. West .....    12,715,451        32,454             0


ITEM 5.  OTHER INFORMATION.

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS:

*3.1 Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994) SEC File No. 0-24068, Exhibit 4(a)).

*3.2 Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998) SEC File No. 0-24068, Exhibit 3.1).

*3.3 Restated By-Laws of the Company dated as of November 2, 1998 (Consolidated Graphics, Inc. Form 10-Q (September 30, 1998) SEC File No. 0-24068, Exhibit 3.2).

 3.4    Restated By-Laws of the Company as amended on June 23, 1999.


  *4 Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998) SEC File No. 0-24068, Exhibit 4.1).


  27    EDGAR financial data schedule.


* Incorporated by reference


(B)   REPORTS ON FORM 8-K:

1) Form 8-K, filed April 6, 1999 in connection with the press release announcing the completion of the acquisitions of CMI and Maxwell Graphic Arts.
2) Form 8-K, filed April 16, 1999 in connection with the press release announcing the completion of the acquisition of Wentworth Printing.
3) Form 8-K, filed April 28, 1999 in connection with three press releases announcing the Company's fiscal 1999 fourth quarter results and the signing of letters of intent to acquire The Printery, Westland Printers and H & N Printing & Graphics.
4) Form 8-K, filed May 5, 1999 in connection with the press release announcing the completion of the acquisition of The Printery.
5) Form 8-K, filed June 14, 1999 in connection with the press release announcing the signing of a letter of intent to acquire Apple Graphics.
6) Form 8-K, filed June 25, 1999 in connection with the press releases announcing the completion of the acquisitions of The Graphics Group and Westland Printers.
7) Form 8-K, filed July 6, 1999 in connection with the press releases announcing completion of the acquisition of H&N Printing and the signing of letters of intent to acquire Multiple Images Printing, T/O Printing, and Anderson Printing.
8) Form 8-K, filed July 28, 1999 in connection with the press releases announcing the Company's fiscal 2000 first quarter results and the appointment of a new executive vice president position.
9) Form 8-K, filed August 4, 1999 in connection with the press release announcing completion of the acquisition of T/O Printing.

                                    SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT, CONSOLIDATED GRAPHICS, INC., HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                    CONSOLIDATED GRAPHICS, INC.



Dated:  August 16, 1999             By:/s/ G. CHRISTOPHER COLVILLE
                                      ----------------------------------
                                           G. Christopher Colville
                                           Executive Vice President -
                                           Mergers and Acquisitions,
                                           Chief Financial and Accounting
                                           Officer and Secretary