Form 10-Q
period 1999-09-30
CONSOLIDATED GRAPHICS INC /TX/
filed 1999-11-09
CIK 921500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

   (MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                 Yes [X] No [ ]

   The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at October 31, 1999 was 15,760,068.

                           CONSOLIDATED GRAPHICS, INC.
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                                      INDEX

                                                                                  PAGE
                                                                                 ------
Part I -- Financial Information

   Item 1 -- Financial Statements

      Consolidated Balance Sheets at September 30, 1999 and March 31, 1999 ......   1

      Consolidated Income Statements for the Three and Six Months Ended
        September 30, 1999 and 1998 .............................................   2

      Consolidated Statements of Cash Flows for the Six Months Ended
        September 30, 1999 and 1998 .............................................   3

      Notes to Consolidated Financial Statements ................................   4

   Item 2 -- Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..................................................   6

   Item 3 -- Quantitative and Qualitative Disclosure About Market Risk ..........  13

Part II -- Other Information

   Item 1 -- Legal Proceedings ..................................................  14

   Item 2 -- Changes in Securities and Use of Proceeds ..........................  14

   Item 3 -- Defaults upon Senior Securities ....................................  14

   Item 4 -- Submission of Matters to a Vote of Security Holders ................  14

   Item 5 -- Other Information ..................................................  14

   Item 6 -- Exhibits and Reports on Form 8-K ...................................  15

Signatures ......................................................................  16


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED GRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         SEPTEMBER 30,     MARCH 31,
                                                                             1999            1999
                                                                       ----------------  -------------
                     ASSETS                                              (UNAUDITED)      (AUDITED)
CURRENT ASSETS:
       Cash and cash equivalents ..................................        $  7,346        $  6,538
       Accounts receivable, net ...................................         107,781          92,653
       Inventories ................................................          30,154          27,345
       Prepaid expenses ...........................................           3,784           3,983
                                                                           --------        --------
             Total current assets .................................         149,065         130,519

PROPERTY AND EQUIPMENT, net .......................................         270,998         230,733

GOODWILL, net .....................................................         182,553         121,744

OTHER ASSETS ......................................................           6,424           6,658
                                                                           --------        --------
                                                                           $609,040        $489,654
                                                                           ========        ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of long-term debt ..........................        $  3,902        $  2,869
       Accounts payable ...........................................          40,753          36,920
       Accrued liabilities ........................................          36,926          38,028
       Income taxes payable .......................................           5,891           2,941
                                                                           --------        --------
              Total current liabilities ...........................          87,472          80,758

LONG-TERM DEBT, net of current portion ............................         207,241         170,574

DEFERRED INCOME TAXES .............................................          29,115          23,868

COMMITMENTS AND CONTINGENCIES .....................................            --              --

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value; 100,000,000 shares authorized;
         15,725,468 and 14,649,885  issued and outstanding ........             157             146
       Additional paid-in capital .................................         185,779         136,488
       Retained earnings ..........................................          99,276          77,820
                                                                           --------        --------
              Total shareholders' equity ..........................         285,212         214,454
                                                                           --------        --------
                                                                           $609,040        $489,654
                                                                           ========        ========

          See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    SEPTEMBER 30,                         SEPTEMBER 30,
                                                            ---------------------------           ---------------------------
                                                              1999               1998               1999               1998
                                                            --------           --------           --------           --------
SALES ...............................................       $152,886           $103,270           $298,715           $188,370

COST OF SALES .......................................        105,294             70,869            205,446            128,883
                                                            --------           --------           --------           --------
       Gross profit .................................         47,592             32,401             93,269             59,487

SELLING EXPENSES ....................................         14,820             10,172             28,911             18,463

GENERAL AND ADMINISTRATIVE EXPENSES .................         11,817              7,923             22,917             14,542
                                                            --------           --------           --------           --------

       Operating income .............................         20,955             14,306             41,441             26,482

INTEREST EXPENSE ....................................          3,017              2,002              5,682              3,473
                                                            --------           --------           --------           --------

       Income before income taxes ...................         17,938             12,304             35,759             23,009

PROVISION FOR INCOME TAXES ..........................          7,175              4,800             14,303              8,975
                                                            --------           --------           --------           --------

NET INCOME ..........................................       $ 10,763           $  7,504           $ 21,456           $ 14,034
                                                            ========           ========           ========           ========

BASIC EARNINGS PER SHARE ............................       $    .69           $    .56           $   1.40           $   1.06
                                                            ========           ========           ========           ========

DILUTED EARNINGS PER SHARE ..........................       $    .68           $    .54           $   1.37           $   1.03
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

                           CONSOLIDATED GRAPHICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    SIX MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                             ----------------------------
                                                                                                1999               1998
                                                                                             ---------          ---------
OPERATING ACTIVITIES:
       Net income .....................................................................      $  21,456          $  14,034
       Adjustments to reconcile net income to net cash provided by operating activities--
            Depreciation and amortization .............................................         15,186              8,498
            Deferred tax provision ....................................................          1,206              1,505
            Changes in assets and liabilities, net of effects of acquisitions--
                Accounts receivable ...................................................         (3,298)             2,529
                Inventories ...........................................................              2                369
                Prepaid expenses ......................................................            575                 71
                Other assets ..........................................................            912               (203)
                Accounts payable and accrued liabilities ..............................        (10,044)            (4,998)
                Income taxes payable ..................................................          3,093              1,747
                                                                                             ---------          ---------
                    Net cash provided by operating activities .........................         29,088             23,552
                                                                                             ---------          ---------

INVESTING ACTIVITIES:
       Acquisitions of businesses, net of cash acquired ...............................        (39,130)           (72,984)
       Purchases of property and equipment ............................................        (11,223)           (10,720)
       Proceeds from disposition of assets ............................................            558                185
                                                                                             ---------          ---------
                    Net cash used in investing activities .............................        (49,795)           (83,519)
                                                                                             ---------          ---------

FINANCING ACTIVITIES:
       Proceeds from revolving credit facilities ......................................        238,542            184,267
       Payments on revolving credit facilities ........................................       (215,143)          (122,949)
       Payments on other long-term debt ...............................................         (2,195)            (1,473)
       Proceeds from exercise of stock options and other ..............................            311                723
                                                                                             ---------          ---------
                    Net cash provided by financing activities .........................         21,515             60,568
                                                                                             ---------          ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .............................................            808                601
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................................          6,538              5,268
                                                                                             ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................................      $   7,346          $   5,869
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

                           CONSOLIDATED GRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively with its subsidiaries referred to as "the Company"). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the three and six months ended September 30, 1999 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 1999 has been derived from the 1999 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission in June 1999. Certain reclassifications have been made to fiscal 1999 amounts to conform to the current year presentation.

      Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. For the three months ended September 30, 1999 and 1998, the basic weighted average shares outstanding were 15,662,548 and 13,397,348. For the six months ended September 30, 1999 and 1998, the basic weighted average shares outstanding were 15,364,259 and 13,226,510. Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options outstanding. For the three months ended September 30, 1999 and 1998, the weighted average number of common shares and dilutive stock options outstanding were 15,936,963 and 13,802,957. For the six months ended September 30, 1999 and 1998, the weighted average number of common shares and dilutive stock options outstanding were 15,644,338 and 13,637,272.

      The consolidated statements of cash flows provide information about the Company's sources and uses of cash and exclude the effects of non-cash transactions. Significant non-cash transactions during the six months ended September 30, 1999 include the issuance of common stock and the issuance or assumption of debt in connection with the acquisition of certain printing businesses (see Note 3. Acquisitions) and an accrual totaling $12,175 related to the purchase of printing presses. Additionally, the Company issued term equipment notes totaling $9,032 (see Note 2. Long-Term Debt) during the six months ended September 30, 1999 to satisfy certain accrued liabilities totaling $8,732 as of March 31, 1999 related to the purchase of printing presses and to acquire equipment for $300. The following is a summary of total cash paid for interest and income taxes (net of refunds).


                                                 SIX MONTHS ENDED
                                                   SEPTEMBER 30,
                                               ---------------------
                                                 1999         1998
                                               --------     --------
         CASH PAID FOR:
             Interest.....................     $ 5,283      $ 2,893
             Taxes .......................      10,008        3,923

                           CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

2.  LONG-TERM DEBT

      The following is a summary of the Company's long-term debt as of:


                                               SEPTEMBER 30,        MARCH 31,
                                                   1999               1999
                                               -------------      -----------

Revolving credit facilities ..............      $ 171,796          $ 148,397
Term equipment notes .....................         34,857             19,966
Other ....................................          4,490              5,080
                                                ---------          ---------
                                                  211,143            173,443
Less current portion .....................         (3,902)            (2,869)
                                                ---------          ---------
                                                $ 207,241          $ 170,574
                                                ---------          ---------


      The Company's primary revolving credit facility (the "Credit Agreement") was obtained from a syndicate of commercial banks and, as amended in September 1999, has a maximum borrowing capacity of $245,000, of which $161,796 was outstanding at September 30, 1999. The Credit Agreement will mature July 31, 2001, at which time all amounts outstanding thereunder will be due. Borrowings outstanding under the Credit Agreement are unsecured and accrue interest at a variable rate (a weighted average of 6.06% on September 30, 1999). In addition, the Company maintains an auxiliary revolving credit facility (the "Auxiliary Facility") with a commercial bank which provides for a maximum borrowing capacity of $10,000, of which the maximum amount was outstanding at September 30, 1999. The interest rate applicable to all borrowings under the Auxiliary Facility at September 30, 1999 was 6.00%.

      The Company's term equipment notes primarily consist of notes payable pursuant to a printing press purchasing and financing agreement with a major manufacturer. As of September 30, 1999, the Company was obligated on term notes related to such agreement totaling $27,074. These term notes are secured by the purchased presses and provide for fixed monthly principal and interest payments over ten years. The weighted average interest rate on such notes at September 30, 1999 was 7.07%.

3.    ACQUISITIONS

      The Company completed the following acquisitions during the six months ended September 30, 1999:

             COMPANY                            PRIMARY MARKET                       DATE
            ---------                          ----------------                     ------
        Wentworth Printing                 Columbia, South Carolina               April 1999
        The Printery                       Milwaukee, Wisconsin                   April 1999
        The Graphics Group                 Dallas, Texas                           June 1999
        Westland Printers                  Baltimore, Maryland                     June 1999
        H&N Printing                       Baltimore, Maryland                     June 1999
        T/O Printing                       Thousand Oaks, California               June 1999
        Multiple Images                    Chicago, Illinois                      August 1999
        Apple Graphics                     Hollywood, California                  August 1999
        Maryland Composition.com           Baltimore, Maryland                  September 1999


      To complete the aforementioned acquisitions, in the aggregate, the Company paid cash of $16,197, issued 1,032,407 shares of its common stock, and discharged debt and paid other liabilities of the acquired businesses totaling $22,933. Additionally, debt of the acquired businesses totaling $7,322 remained outstanding following the acquisitions.

      Subsequent to September 30, 1999, the Company completed the acquisition of one printing business and as of October 31, 1999 had signed non-binding letters of intent to acquire six other printing businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING INFORMATION. READERS ARE CAUTIONED THAT SUCH INFORMATION INVOLVES RISKS AND UNCERTAINTIES, INCLUDING THOSE CREATED BY GENERAL MARKET CONDITIONS, COMPETITION AND THE POSSIBILITY THAT EVENTS MAY OCCUR WHICH LIMIT THE ABILITY OF THE COMPANY TO MAINTAIN OR IMPROVE ITS OPERATING RESULTS OR EXECUTE ITS PRIMARY GROWTH STRATEGY OF ACQUIRING ADDITIONAL PRINTING BUSINESSES. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE, AND THERE CAN THEREFORE BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN WILL PROVE TO BE ACCURATE. THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.
      THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND PERFORMANCE OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED HEREIN AND THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND OTHER DETAILED INFORMATION REGARDING THE COMPANY INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 1999 AND OTHER REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE ENTIRE FISCAL YEAR ENDING MARCH 31, 2000 OR ANY PERIODS THEREAFTER.

GENERAL

      The Company is a leading consolidator in the highly fragmented commercial printing industry and is recognized as one of the fastest-growing commercial printing companies in the United States. The Company is headquartered in Houston, Texas and has locally managed printing operations in 25 states as of September 30, 1999. The Company's printing businesses provide a full range of traditional printing services, complemented at certain locations by a variety of digital media and fulfillment services.

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

      DIGITAL/ELECTRONIC MEDIA AND FULFILLMENT SERVICES - Because the Company's printing businesses operate in a digital and electronic media environment, the Company is able to help customers maximize the use of their digital and electronic information. Many of the Company's printing businesses capitalize on their expertise in digital processes to offer a wide range of capabilities, including digital data asset management (such as maintaining, repurposing and archiving digital media), CD-ROM production, development of online ordering systems and Web page design and Web site hosting. The Company's printing businesses also serve their customers by providing a broad array of fulfillment services, whereby they assemble, package, store and distribute promotional, educational or training documents on behalf of their customers. Many corporations utilize these fulfillment services to manage their inventory of printed products and various assembly materials (such as binders and product samples) and provide "just-in-time" assembly and delivery of customized materials to operating locations or other end-users. Orders for fulfillment services are frequently received from customers via the Internet or through order-entry and inventory management systems maintained by the Company.

MARKETING AND SALES

      The Company's printing businesses serve a diverse and growing base of national and locally-based customers in a broad cross section of industries. Because the printing industry is service-oriented, the Company's primary marketing focus is on responding rapidly to customer requirements and producing high quality printed materials at competitive prices. The majority of the Company's print jobs consist of individual orders for custom designed marketing materials which are generated by commissioned sales personnel and, to a lesser extent, through orders received via the Internet or pursuant to long-term contracts. As a result, continued engagement of the Company by its customers for successive jobs is primarily dependent upon, among other things, the customer's satisfaction with the services provided. As such, the Company is unable to accurately predict, for more than a few weeks in advance, the number, size and profitability of print jobs it expects to produce.

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

RESULTS OF OPERATIONS

      The following tables set forth the Company's historical income statements for the periods indicated:

                                                                     THREE MONTHS                        SIX MONTHS
                                                                   ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                               ------------------------            ------------------------
                                                                1999              1998              1999              1998
                                                               ------            ------            ------            ------
                                                                     (in millions)                      (in millions)
Sales .................................................        $152.9            $103.3            $298.7            $188.4
Cost of sales .........................................         105.3              70.9             205.4             128.9
                                                               ------            ------            ------            ------
      Gross profit ....................................          47.6              32.4              93.3              59.5
Selling expenses ......................................          14.8              10.2              28.9              18.5
General and administrative expenses ...................          11.8               7.9              22.9              14.5
                                                               ------            ------            ------            ------
      Operating income ................................          21.0              14.3              41.5              26.5
Interest expense ......................................           3.0               2.0               5.7               3.5
                                                               ------            ------            ------            ------
      Income before income taxes ......................          18.0              12.3              35.8              23.0
Provision for income taxes ............................           7.2               4.8              14.3               9.0
                                                               ------            ------            ------            ------
      Net income ......................................        $ 10.8            $  7.5            $ 21.5            $ 14.0
                                                               ======            ======            ======            ======

         The following tables set forth the components of income expressed as a percentage of sales for the periods indicated:

                                                                      THREE MONTHS                        SIX MONTHS
                                                                    ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                -----------------------             -----------------------
                                                                 1999              1998              1999             1998
                                                                -----             -----             -----             -----
Sales .................................................         100.0%            100.0%            100.0%            100.0%
Cost of sales .........................................          68.9              68.6              68.8              68.4
                                                                -----             -----             -----             -----
      Gross profit ....................................          31.1              31.4              31.2              31.6
Selling expenses ......................................           9.7               9.8               9.7               9.8
General and administrative expenses ...................           7.7               7.7               7.7               7.7
                                                                -----             -----             -----             -----
      Operating income ................................          13.7              13.9              13.8              14.1
Interest expense ......................................           2.0               2.0               1.9               1.8
                                                                -----             -----             -----             -----
      Income before income taxes ......................          11.7              11.9              11.9              12.3
Provision for income taxes ............................           4.7               4.6               4.7               4.8
                                                                -----             -----             -----             -----
      Net income ......................................           7.0%              7.3%              7.2%              7.5%
                                                                =====             =====             =====             =====

      Acquisitions in fiscal 1999 and 2000 are the primary causes of the absolute increases in revenues and expenses since September 30, 1998. Each of the Company's acquisitions in fiscal 1999 and 2000 were accounted for under the purchase method of accounting; accordingly, the Company's consolidated income statements reflect revenues and expenses of acquired businesses only for post-acquisition periods.

      The following table sets forth the Company's fiscal 1999 and 2000 acquisitions (collectively the "1999/2000 Acquired Businesses") and indicates the period in which each business was acquired.

      FISCAL 1999 ACQUISITIONS

               Tursack, Inc................................. April 1998
               Image Systems................................ May 1998
               Printing, Inc................................ June 1998
               Wetzel Brothers.............................. June 1998
               Graphic Communications....................... June 1998
               Paragraphics................................. July 1998
               Pride Printers............................... July 1998
               Lincoln Printing............................. August 1998
               Ironwood Litho............................... August 1998
               Rush Press................................... September 1998
               Printing Corp. of America.................... September 1998
               Metropolitan Printing........................ October 1998
               Graphic Technology of Maryland............... November 1998
               McKay Press.................................. November 1998
               Mount Vernon Printing........................ December 1998
               Automated Graphics........................... February 1999
               Mercury Printing ............................ March 1999
               CMI.........................................  March 1999
               Maxwell Graphic Arts......................... March 1999

      FISCAL 2000 ACQUISITIONS

               Wentworth Printing........................... April 1999
               The Printery................................. April 1999
               The Graphics Group........................... June 1999
               Westland Printers............................ June 1999
               H&N Printing................................. June 1999
               T/O Printing................................. June 1999
               Multiple Images.............................. August 1999
               Apple Graphics............................... August 1999
               Maryland Composition.com..................... September 1999

      For more information regarding the fiscal 1999 acquisitions, refer to "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. For more information regarding the fiscal 2000 acquisitions, refer to the accompanying "Notes to Consolidated Financial Statements" included elsewhere herein.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

      Sales increased 48% to $152.9 million for the three months ended September 30, 1999, from $103.3 million for the three months ended September 30, 1998. The incremental revenue contribution of the 1999/2000 Acquired Businesses substantially accounted for this increase, partially offset by lower revenues at certain operating locations due to business disruptions caused by Hurricane Floyd in September 1999, local management issues at three facilities (see below) and management's decision to exit from a lower margin segment of its book printing operations.

      Gross profit increased 47% to $47.6 million for the three months ended September 30, 1999, from $32.4 million for the three months ended September 30, 1998, primarily due to the incremental profit contribution of the 1999/2000 Acquired Businesses. Gross profit as a percentage of sales decreased to 31.1% for the three months ended September 30, 1999, from 31.4% in the corresponding period of the prior year. This decrease resulted primarily from the effect of the overall lower operating margins of the 1999/2000 Acquired Businesses (consistent with the Company's expectation that gross profit margins at recently acquired businesses will be lower than the Company's historical margins, then are likely to improve as the full benefit of the Company's operating strengths and strategies takes effect) and the effect of losses incurred at three historically profitable facilities. The Company believes these losses occurred as a result of local management issues which have been addressed and that these facilities will return to profitable operations in the next three to six months. The impact on the Company's gross profit margin percentage for the three months ended September 30, 1999 as a result of Hurricane Floyd's impact on the Company's revenue was substantially offset by the elimination of a lower margin segment of the Company's book printing operations as discussed above.

      Selling expenses increased 45% to $14.8 million for the three months ended September 30, 1999, from $10.2 million for the three months ended September 30, 1998, primarily due to the increased sales levels noted above. Selling expenses as a percentage of sales decreased slightly to 9.7% in the current quarter from 9.8% in the corresponding period of the prior year.

      General and administrative expenses increased 49% to $11.8 million for the three months ended September 30, 1999, from $7.9 million for the three months ended September 30, 1998. This increase is due primarily to the addition of the 1999/2000 Acquired Businesses. General and administrative expenses as a percentage of sales remained constant at 7.7%.

      Interest expense increased to $3.0 million for the three months ended September 30, 1999, from $2.0 million for the three months ended September 30, 1998, due to a net increase in borrowings under the Company's revolving credit facilities used to finance the purchase of the 1999/2000 Acquired Businesses and the addition of term equipment notes related to the purchase of printing presses.

      Effective income tax rates reflect an increase to 40% for the three months ended September 30, 1999, from 39% for the three months ended September 30, 1998, due primarily to the effect of nondeductible goodwill incurred in connection with certain of the acquisitions completed since the prior period.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 1998

      Sales increased 59% to $298.7 million for the six months ended September 30, 1999, from $188.4 million for the six months ended September 30, 1998. This increase is substantially due to the incremental revenue contribution of the 1999/2000 Acquired Businesses, partially offset by the operational issues discussed above.

      Gross profit increased 57% to $93.3 million for the six months ended September 30, 1999, from $59.5 million for the six months ended September 30, 1998, primarily due to the incremental profit contribution of the 1999/2000 Acquired Businesses. Gross profit as a percentage of sales decreased to 31.2% for the six months ended September 30, 1999, from 31.6% in the corresponding period of the prior year, due primarily to the effect of the operational issues discussed above.

      Selling expenses increased 56% to $28.9 million for the six months ended September 30, 1999, from $18.5 million for the six months ended September 30, 1998, primarily due to the increased sales levels noted above. Selling expenses as a percentage of sales decreased slightly to 9.7% for the six months ended September 30, 1999, from 9.8% in the corresponding period of the prior year.

      General and administrative expenses increased 58% to $22.9 million for the six months ended September 30, 1999, from $14.5 million for the six months ended September 30, 1998. This increase is due primarily to the addition of the 1999/2000 Acquired Businesses. General and administrative expenses as a percentage of sales remained constant at 7.7%.

      Interest expense increased to $5.7 million for the six months ended September 30, 1999, from $3.5 million for the six months ended September 30, 1998, due to a net increase in borrowings under the Company's revolving credit facilities used to finance the purchase of the 1999/2000 Acquired Businesses and the addition of term equipment notes related to the purchase of printing presses.

      Effective income tax rates reflect an increase to 40% for the six months ended September 30, 1999, from 39% for the six months ended September 30, 1998, due primarily to the Company's expansion into states with proportionately higher income tax rates and the effect of nondeductible goodwill incurred in connection with certain of the acquisitions completed since the prior period.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary cash uses are for acquisitions, capital expenditures and payments on long-term debt incurred to finance certain equipment purchases or assumed in connection with certain acquisitions. Cash utilized to complete acquisitions totaled $39.1 million in the six months ended September 30, 1999. Cash utilized for capital expenditures, which relate primarily to the purchase of new electronic prepress and bindery equipment, was $11.2 million in the six months ended September 30, 1999. Principal payments on long-term debt totaled $2.2 million in the six months ended September 30, 1999. In total, cash requirements for acquisitions, capital expenditures and debt service were $52.5 million in the six months ended September 30, 1999.

      The Company financed its capital requirements through internally generated funds and borrowings under its revolving credit facilities (see below). Cash flow generated from operations (net income plus depreciation, amortization and deferred tax provision) was $37.8 million in the six months ended September 30, 1999.

      The Company's primary revolving credit facility (the "Credit Agreement") was obtained from a syndicate of commercial banks and, as amended in September 1999, has a maximum borrowing capacity of $245 million, of which $161.8 million was outstanding at September 30, 1999. Borrowings outstanding under the Credit Agreement are unsecured and accrue interest, at the Company's option, at (1) the London Interbank Offered Rate (LIBOR) plus .50% to 1.50% based upon the Company's Debt to Pro Forma EBITDA ratio as defined, redetermined quarterly, or
(2) an alternate base rate based upon the agent bank's prime lending rate or Federal Funds effective rate. The Credit Agreement also provides for a commitment fee on available but unused amounts ranging from .10% to .35% per annum. The Credit Agreement will mature July 31, 2001, at which time all amounts outstanding thereunder are due. Borrowings outstanding under the Credit Agreement were subject to a weighted average interest rate of 6.06% at September 30, 1999. In addition, the Company maintains an auxiliary revolving credit facility (the "Auxiliary Facility") with a commercial bank which provides for a maximum borrowing capacity of $10 million, of which the maximum amount was outstanding at September 30, 1999. The interest rate applicable to all borrowings under the Auxiliary Facility at September 30, 1999 was 6.00%.

      The Company is subject to certain covenants and restrictions and must meet certain financial tests pursuant to and as defined in the Credit Agreement. The Company believes that these restrictions do not adversely affect its acquisition or operating strategies, and that it was in compliance with such financial tests and other covenants at September 30, 1999.

      The Company has agreements with certain printing press manufacturers (collectively, the "Press Purchase Agreements") pursuant to which the Company receives certain volume purchase incentives and long-term financing options with respect to the purchase of printing presses. As of September 30, 1999, the Company was obligated on term notes related to the Press Purchase Agreements totaling $27.1 million. These term notes are secured by the purchased presses and provide for fixed monthly principal and interest payments over ten years. The weighted average interest rate on such notes at September 30, 1999 was 7.07%. The Company is not subject to any significant financial covenants or restrictions in connection with these obligations. As of September 30, 1999, the Company had accepted delivery of additional printing presses for a total purchase price of $14.2 million, which amount is included in accounts payable in the accompanying consolidated financial statements and is expected to be financed under terms of the Press Purchase Agreements. Debt incurred directly to finance printing press purchases was $8.7 million in the six months ended September 30, 1999.

      The Company expects to make additional equipment capital expenditures in fiscal 2000 using cash flow from operations and borrowings under its revolving credit facilities and/or the Press Purchase Agreements.

      Pursuant to earnout agreements entered into in connection with certain acquisitions, as of September 30, 1999, the Company was contingently obligated at certain times and under certain circumstances through 2005 to issue up to 165,460 shares of its common stock and to make additional cash payments of up to $19.8 million for all periods in the aggregate.

      During the six months ended September 30, 1999, the Company acquired nine printing businesses. To complete these acquisitions, in the aggregate, the Company paid cash of $16.2 million, issued 1,032,407 shares of its common stock, and discharged debt and paid other liabilities of the acquired businesses totaling $22.9 million. Additionally, debt of the acquired businesses totaling $7.3 million remained outstanding following the acquisitions. As of October 31, 1999, the Company had completed one additional acquisition and had executed non-binding letters of intent to acquire six other printing businesses.

      The Company intends to continue to actively pursue acquisition opportunities. To finance its acquisitions, the Company intends to utilize cash flow from operations and borrowings under the Credit Agreement. The Company may also issue shares of its authorized common stock from time to time in connection with its acquisitions. Because of its current market price, the Company does not expect to issue shares in connection with any acquisitions which are currently pending or under consideration. There can be no assurance that the Company will be able to acquire additional businesses on acceptable terms in the future. In addition, there can be no assurance that the Company will be able to establish, maintain or increase the profitability of any acquired business.

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

      The Company has completed its evaluation of its information technology assets, including its management information systems and equipment used in its printing operations, and has substantially completed all necessary upgrades, conversions or replacements identified as a result of its evaluation. The Company has also substantially completed the testing and validation phase of its Year 2000 Readiness Program with respect to its information technology assets.

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

Although no assurances can be given, the Company believes, as a result of the procedures discussed above, that it will not suffer any material disruptions to its operations as a result of the impact of the Year 2000 issue on its information technology assets.

      The Company's Year 2000 Readiness Team has also substantially completed its evaluation of, and has developed contingency plans it believes will be adequate to minimize, the Company's exposure to business disruptions as a result of the impact of the Year 2000 issue on its non-information technology assets, operational policies, and major suppliers and customers, including with respect to the "worst case" scenario described below. Because of its many locations, if certain of the Company's printing facilities were to be adversely affected by the impact of the Year 2000 issue, the Company expects that it will likely be able to use other operable printing facilities to complete critical time-sensitive projects for its customers. Accordingly, the principal component of the Company's contingency plan consists of immediate evaluation of the operating capability of each facility on January 1, 2000 and, to the extent feasible, redistribution of customer projects from inoperable to operable facilities.

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

      There are many suppliers of paper, ink and other materials used in printing operations. Thus, the Company believes that it is not materially dependent on any one supplier. The Company's Year 2000 Readiness Team has orally communicated with, and in some cases received written communications from or conducted site visits to, many of the Company's more significant suppliers regarding such supplier's Year 2000 readiness. Based on information and representations received to date, the Company believes that it will be able to obtain materials necessary to continue its operations without significant disruption due to Year 2000 issues.

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

      As part of its ongoing review of the Year 2000 issue, the Company evaluates and addresses Year 2000 issues for its planned acquisitions and develops appropriate remedial action and a timetable for such action following completion of such acquisitions. As a result, the Company does not believe that any of the Company's recent or pending acquisitions have any exposure to Year 2000 issues greater than that of the Company's other printing facilities.

RECENT ACCOUNTING PRONOUNCEMENTS

      None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company does not hold or utilize derivative financial instruments which could expose the Company to significant market risk. However, the Company is exposed to market risk for changes in interest rates related primarily to its long-term debt obligations. As of September 30, 1999, there were no material changes in the Company's market risk or the estimated fair value of its long-term debt obligations as reported in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      During the six months ended September 30, 1999, the Company issued 1,032,407 shares of its common stock valued at approximately $48.2 million in connection with the acquisition of certain printing businesses and also issued 13,332 shares pursuant to an earnout agreement entered into in connection with a prior year acquisition. The issuance of such common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On July 28, 1999, the Company held its Annual Meeting of Shareholders. The following item was submitted to a vote of shareholders through the solicitation of proxies:

      ELECTION OF DIRECTORS

      The following persons were elected to serve on the Board of Directors until the 2000 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The directors received the votes set forth opposite their respective names:

                     NAME                                      FOR               AGAINST       ABSTENTIONS
                   --------                                 ----------          ----------    -------------
      Joe R. Davis ................................         12,715,451            32,454            0
      Larry J. Alexander ..........................         12,715,451            32,454            0
      Brady F. Carruth ............................         12,715,451            32,454            0
      Clarence C. Comer ...........................         12,715,451            32,454            0
      Gary L. Forbes ..............................         12,715,451            32,454            0
      James H. Limmer .............................         12,715,451            32,454            0
      Hugh N. West ................................         12,715,451            32,454            0


ITEM 5.  OTHER INFORMATION.

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS:

* 3.1 Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994) SEC File No. 0-24068, Exhibit 4(a)).

* 3.2 Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998) SEC File No. 0-24068, Exhibit 3.1).

* 3.3 Restated By-Laws of the Company as amended on June 23, 1999 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1999) SEC File No. 0-24068, Exhibit 3.4).

* 4 Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998) SEC File No. 0-24068, Exhibit 4.1).

 10.1 Second Amendment to the Revolving Credit Agreement among the Company and Chase Bank of Texas as Agent and Bank of Texas, N.A. as Co-Agent, dated September 22, 1999.

 27      EDGAR financial data schedule.


* Incorporated by reference


(B)   REPORTS ON FORM 8-K:

1) Form 8-K, filed July 6, 1999 in connection with the press releases announcing completion of the acquisition of H&N Printing and the signing of letters of intent to acquire Multiple Images Printing, T/O Printing, and Anderson Printing.
2) Form 8-K, filed July 28, 1999 in connection with the press releases announcing the Company's fiscal 2000 first quarter results and the appointment of a new executive vice president position.
3) Form 8-K, filed August 4, 1999 in connection with the press release announcing completion of the acquisition of T/O Printing.
4) Form 8-K, filed September 2, 1999 in connection with the press release announcing the signing of a letter of intent to acquire Piccari Press, and the completion of the acquisitions of Apple Graphics and Multiple Images.
5) Form 8-K, filed September 10, 1999 in connection with the press release announcing the signing of a letter of intent to acquire Byrum Litho and Keys Printing.
6) Form 8-K, filed September 23, 1999 in connection with the press release announcing the signing of a letter of intent to acquire Everett Graphics.
7) Form 8-K, filed September 28, 1999 in connection with the press release announcing the acquisition of Maryland Composition.com.
8) Form 8-K, filed October 15, 1999 in connection with the press release announcing the Company's preliminary fiscal 2000 second quarter results.
9) Form 8-K, filed October 27, 1999 in connection with the press release announcing the Company's fiscal 2000 second quarter results.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT, CONSOLIDATED GRAPHICS, INC., HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                    CONSOLIDATED GRAPHICS, INC.


Dated:  November 9, 1999            By: /s/ G. CHRISTOPHER COLVILLE
                                        -----------------------------------
                                            G. Christopher Colville
                                            Executive Vice President -
                                            Mergers and Acquisitions,
                                            Chief Financial and Accounting
                                            Officer and Secretary