Form 10-Q
period 1999-12-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2000-02-14
CIK 921500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

   (MARK ONE)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                                 Yes [X] No [ ]

   The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at January 31, 2000 was 14,237,868.

                           CONSOLIDATED GRAPHICS, INC.

            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999



                                      INDEX
                                                                            PAGE
Part I -- Financial Information

   Item 1 -- Financial Statements

      Consolidated Balance Sheets at December 31, 1999 and March 31, 1999.....3

      Consolidated Income Statements for the Three and Nine Months Ended
        December 31, 1999 and 1998............................................4

      Consolidated Statements of Cash Flows for the Nine Months Ended
        December 31, 1999 and 1998............................................5

      Notes to Consolidated Financial Statements..............................6

   Item 2 -- Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................8

   Item 3 -- Quantitative and Qualitative Disclosure About Market Risk.......15

Part II -- Other Information

   Item 1 -- Legal Proceedings...............................................16

   Item 2 -- Changes in Securities and Use of Proceeds.......................16

   Item 3 -- Defaults upon Senior Securities.................................16

   Item 4 -- Submission of Matters to a Vote of Security Holders.............16

   Item 5 -- Other Information...............................................17

   Item 6 -- Exhibits and Reports on Form 8-K................................17

Signatures...................................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED GRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            DECEMBER 31,     MARCH 31,
                                                                1999            1999
                                                            ------------    ------------
                         ASSETS                              (UNAUDITED)     (AUDITED)
CURRENT ASSETS:

    Cash and cash equivalents ..........................    $      7,978    $      6,538
    Accounts receivable, net ...........................         108,451          92,653
    Inventories ........................................          29,690          27,345
    Prepaid expenses ...................................           5,153           3,983
                                                            ------------    ------------
        Total current assets ...........................         151,272         130,519

PROPERTY AND EQUIPMENT, net ............................         316,643         230,733

GOODWILL, net ..........................................         193,193         121,744

OTHER ASSETS ...........................................           6,862           6,658
                                                            ------------    ------------
                                                            $    667,970    $    489,654
                                                            ============    ============


          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current portion of long-term debt ..................    $      3,755    $      2,869
    Accounts payable ...................................          57,937          36,920
    Accrued liabilities ................................          37,355          38,028
    Income taxes payable ...............................             790           2,941
                                                            ------------    ------------
        Total current liabilities ......................          99,837          80,758

LONG-TERM DEBT, net of current portion .................         245,088         170,574

DEFERRED INCOME TAXES ..................................          36,540          23,868

COMMITMENTS AND CONTINGENCIES ..........................            --              --

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value; 100,000,000 shares
authorized;
          15,223,268 and 14,649,885 issued and
outstanding ............................................             152             146
    Additional paid-in capital .........................         179,873         136,488
    Retained earnings ..................................         106,480          77,820
                                                            ------------    ------------
        Total shareholders' equity .....................         286,505         214,454
                                                            ------------    ------------
                                                            $    667,970    $    489,654
                                                            ============    ============

          See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                           DECEMBER 31,            DECEMBER 31,
                                       --------------------    --------------------
                                         1999        1998        1999        1998
                                       --------    --------    --------    --------
SALES .............................    $158,408    $118,278    $457,123    $306,648

COST OF SALES .....................     112,195      81,128     317,641     210,011
                                       --------    --------    --------    --------

       Gross profit ...............      46,213      37,150     139,482      96,637

SELLING EXPENSES ..................      15,516      11,676      44,427      30,139

GENERAL AND ADMINISTRATIVE EXPENSES      12,450       9,155      35,367      23,697
                                       --------    --------    --------    --------

       Operating income ...........      18,247      16,319      59,688      42,801

INTEREST EXPENSE ..................       3,486       2,142       9,168       5,615
                                       --------    --------    --------    --------

       Income before income taxes .      14,761      14,177      50,520      37,186

PROVISION FOR INCOME TAXES ........       5,906       5,526      20,208      14,502
                                       --------    --------    --------    --------

NET INCOME ........................    $  8,855    $  8,651    $ 30,312    $ 22,684
                                       ========    ========    ========    ========

BASIC EARNINGS PER SHARE ..........    $    .56    $    .61    $   1.96    $   1.68
                                       ========    ========    ========    ========

DILUTED EARNINGS PER SHARE ........    $    .56    $    .60    $   1.93    $   1.63
                                       ========    ========    ========    ========

           See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                  DECEMBER 31,
                                                            ---------     ---------
                                                               1999         1998
                                                            ---------     ---------
OPERATING ACTIVITIES:
    Net income .........................................    $  30,312     $  22,684
    Adjustments to reconcile net income to net cash
         provided by operating activities --
       Depreciation and amortization ...................       23,700        14,292
       Deferred tax provision ..........................        8,598         2,325
       Changes in assets and liabilities, net of effects
         of acquisitions-
         Accounts receivable ...........................        1,051         7,794
         Inventories ...................................        1,449         2,944
         Prepaid expenses ..............................         (293)         (305)
         Other assets ..................................          510        (2,650)
         Accounts payable and accrued liabilities ......      (16,998)      (14,749)
         Income taxes payable ..........................       (1,895)        2,087
                                                            ---------     ---------
            Net cash provided by operating activities ..       46,434        34,422
                                                            ---------     ---------

INVESTING ACTIVITIES:
    Acquisitions of businesses, net of cash acquired ...      (69,601)      (82,962)
    Purchases of property and equipment ................      (18,057)      (14,822)
    Proceeds from disposition of assets ................        1,343           890
                                                            ---------     ---------
            Net cash used in investing activities ......      (86,315)      (96,894)
                                                            ---------     ---------

FINANCING ACTIVITIES:
    Proceeds from revolving credit facilities ..........      574,491       230,068
    Payments on revolving credit facilities ............     (526,460)     (158,749)

    Payments on other long-term debt ...................       (3,555)       (2,956)

    Payments to retire common stock ....................       (3,991)         --

    Proceeds from exercise of stock options and other ..          836           206
                                                            ---------     ---------

            Net cash provided by financing activities ..       41,321        68,569
                                                            ---------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..............        1,440         6,097
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......        6,538         5,268
                                                            ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .............    $   7,978     $  11,365
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

                           CONSOLIDATED GRAPHICS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively with its subsidiaries referred to as "the Company"). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the three and nine months ended December 31, 1999 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 1999 has been derived from the 1999 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission in June 1999. Certain reclassifications have been made to fiscal 1999 amounts to conform to the current year presentation.

      Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. For the three months ended December 31, 1999 and 1998, the basic weighted average shares outstanding were 15,690,554 and 14,154,400. For the nine months ended December 31, 1999 and 1998, the basic weighted average shares outstanding were 15,473,024 and 13,535,290. Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options outstanding. For the three months ended December 31, 1999 and 1998, the weighted average number of common shares and dilutive stock options outstanding were 15,836,188 and 14,519,647. For the nine months ended December 31, 1999 and 1998, the weighted average number of common shares and dilutive stock options outstanding were 15,675,177 and 13,912,099.

      The consolidated statements of cash flows provide information about the Company's sources and uses of cash and exclude the effects of non-cash transactions. Significant non-cash transactions during the nine months ended December 31, 1999 include the issuance of common stock and the assumption of debt in connection with the acquisition of certain printing businesses (see Note
3. Acquisitions) and an accrual totaling $28,779 related to the purchase of printing presses. Additionally, the Company issued term equipment notes totaling $19,337 (see Note 2. Long-Term Debt) during the nine months ended December 31, 1999 to satisfy certain accrued liabilities totaling $10,716 as of March 31, 1999 related to the purchase of printing presses and to acquire additional printing presses for $8,621. The following is a summary of total cash paid for interest and income taxes (net of refunds).

                                                        NINE MONTHS ENDED
                                                           DECEMBER 31,
                                                        -----------------
                                                         1999       1998
                                                        -------   -------
            CASH PAID FOR:
                  Interest...........................   $ 9,373   $ 4,900
                  Taxes..............................    13,508     8,652

                           CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED (IN
                 THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

2.  LONG-TERM DEBT
      The following is a summary of the Company's long-term debt as of:

                                                     DECEMBER 31,     MARCH 31,
                                                        1999             1999
                                                      ---------       ---------

Revolving credit facilities ....................      $ 196,428       $ 148,397

Term equipment notes ...........................         44,574          19,966


Other ..........................................          7,841           5,080
                                                      ---------       ---------

                                                        248,843         173,443


Less current portion ...........................         (3,755)         (2,869)
                                                      ---------       ---------
                                                      $ 245,088       $ 170,574
                                                      =========       =========

      The Company's primary revolving credit facility (the "Credit Agreement") was obtained from a syndicate of commercial banks and, as amended in September 1999, has a maximum borrowing capacity of $245,000, of which $186,535 was outstanding at December 31, 1999. The Credit Agreement will mature July 31, 2001, at which time all amounts outstanding thereunder will be due. Borrowings outstanding under the Credit Agreement are unsecured and accrue interest at a variable rate (a weighted average of 6.81% on December 31, 1999). In addition, the Company maintains an auxiliary revolving credit facility (the "Auxiliary Facility") with a commercial bank which provides for a maximum borrowing capacity of $10,000, of which $9,893 was outstanding at December 31, 1999. The interest rate applicable to all borrowings under the Auxiliary Facility at December 31, 1999 was 7.23%.

      The Company's term equipment notes primarily consist of notes payable pursuant to printing press purchasing and financing agreements with two major manufacturers. As of December 31, 1999, the Company was obligated on term notes related to such agreements totaling $37,097. These term notes are secured by the purchased presses and provide for fixed monthly principal and interest payments over ten years. The weighted average interest rate on such notes at December 31, 1999 was 7.15%.

3. ACQUISITIONS

      The Company completed the following acquisitions during the nine months ended December 31, 1999:

              COMPANY                   PRIMARY MARKET             DATE
              -------                   --------------             ----
         Wentworth Printing        Columbia, South Carolina    April 1999
         The Printery              Milwaukee, Wisconsin        April 1999
         The Graphics Group        Dallas, Texas               June 1999
         Westland Printers         Baltimore, Maryland         June 1999
         H&N Printing              Baltimore, Maryland         June 1999
         T/O Printing              Los Angeles, California     June 1999
         Multiple Images           Chicago, Illinois           August 1999
         Apple Graphics            Los Angeles, California     August 1999
         Maryland Composition.com  Baltimore, Maryland         September 1999
         Piccari Press             Philadelphia, Pennsylvania  October 1999
         Keys Printing             Greenville, South Carolina  November 1999
         Woodridge Press           Los Angeles, California     November 1999
         Byrum Litho               Columbus, Ohio              December 1999

      To complete the aforementioned acquisitions, in the aggregate, the Company paid cash of $41,307, issued 1,032,407 shares of its common stock, and discharged debt and paid other liabilities of the acquired businesses totaling $28,294. Additionally, debt of the acquired businesses totaling $11,145 remained outstanding following the acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING INFORMATION. READERS ARE CAUTIONED THAT SUCH INFORMATION INVOLVES RISKS AND UNCERTAINTIES, INCLUDING THOSE CREATED BY GENERAL MARKET CONDITIONS, COMPETITION AND THE POSSIBILITY THAT EVENTS MAY OCCUR WHICH LIMIT THE ABILITY OF THE COMPANY TO MAINTAIN OR IMPROVE ITS OPERATING RESULTS AND ACQUIRE ADDITIONAL PRINTING BUSINESSES. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE, AND THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN WILL PROVE TO BE ACCURATE. THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.
      THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND PERFORMANCE OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED HEREIN AND THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND OTHER DETAILED INFORMATION REGARDING THE COMPANY INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 1999 AND OTHER REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE ENTIRE FISCAL YEAR ENDING MARCH 31, 2000 OR ANY PERIODS THEREAFTER.

OUR COMPANY

      Consolidated Graphics is the largest sheet-fed commercial printing company in the United States. Our Company is headquartered in Houston, Texas and has locally managed printing operations in 25 states as of December 31, 1999. Our printing operations provide a full range of traditional printing services, as well as e-business and fulfillment services.

      Our primary business strategy is to generate growth in sales and profits based upon the following principles:

      o create internal growth and operational improvements through the implementation of best practices to improve customer service, a strategic capital investment program and cost savings generated by our national purchasing programs;
      o increase market share through a highly disciplined acquisition program to purchase profitable, well-managed companies at attractive prices;
      o develop highly trained sales and management professionals through our unique, comprehensive Management Development Program;
      o aggressively pursue e-business initiatives to enhance customer service, increase sales to existing customers and attract new customers.

PRINTING SERVICES

      The majority of our sales are derived from traditional printing services, which include the production of high-quality, color, printed materials requested by our customers and produced to their specifications. Our Company continually makes strategic investments in capital equipment to increase capacity and generate operating efficiencies at our printing operations. By utilizing the latest electronic prepress, press and finishing technology, our printing operations can rapidly respond to the needs of customers and consistently provide the highest level of service at competitive prices.

      Our printing operations are capable of producing a wide range of products, such as high-quality marketing brochures, shareholder communications, training manuals, catalogs, trading cards, reference materials and direct mail pieces. Most of the products we produce are generated by individual orders through commissioned sales personnel or, to a lesser extent, via the Internet or pursuant to long-term contracts. As a result, continued engagement of our Company by our customers for successive jobs primarily depends upon, among other things, the customers' satisfaction with the quality of services that were provided. As such, we are unable to accurately predict, for more than a few weeks in advance, the number, size and profitability of printing projects that our operations expect to produce.

e-BUSINESS SERVICES

      We have developed a multi-faceted e-business strategy to take advantage of the benefits and opportunities that new technology brings to the printing industry and capitalize on the expertise of our printing operations in digital processes. Currently we are installing a Wide Area Network ("WAN") that will link our geographically diverse printing operations to each other and to their customers with state-of-the-art connectivity using a highly secure frame relay network and facilitate the launch of our e-business strategy. The installation of the WAN is expected to be complete during the quarter ended June 30, 2000.

The primary components of our e-business strategy are as follows:

      "BUSINESS-TO-BUSINESS" COLLABORATIVE TOOLS - Our Company has entered into a collaborative marketing alliance with Noosh, Inc. which recently developed a proprietary, web-based, scalable solution to automate project management by print buyers and facilitate their communication with printers. This alliance provides a unique opportunity for our Company to attract prospective major customers that desire to utilize the features of the Noosh technology and to strengthen existing customer relationships through the introduction of the Noosh technology.

      e-OUTSOURCING SOLUTIONS - We provide non-print digital and electronic media services that can be separate from, or complementary to, our printing services. We have developed a proprietary, digital asset management system that is presently being introduced to each of our printing operations for presentation to their existing and prospective customers. CGX-OPAL (on-line private asset library) archives customers' digital images and provides secure 24/7 access to the images from any web browser worldwide, enabling customers to download high resolution images for multi-purpose uses. In addition to the CGX-OPAL system, we develop, and in some cases maintain and host, "business-to-business" Internet applications or e-procurement websites for our customers with respect to books, other printed materials or data offered for sale or as a service to their membership. We also offer "sole source" electronic services that include re-purposing of digital data into multiple media formats for our customers who have multi-channel distribution needs for such data.

      ON-LINE PROCUREMENT OF PRINTING - Using recently developed proprietary software, we now offer on-line ordering of business cards, letterhead and other stationery-type products; a market segment that we previously had not aggressively pursued. By offering this service, we are able to strengthen relationships with existing customers, as well as attract new customers. In addition, we expect that our expertise in developing on-line solutions for our printing customers will enable us to gain market share through "sole source" relationships and national contracts with major companies.

      We are also exploring opportunities in the emerging on-line vertical marketplace to improve other aspects of our business, such as e-procurement opportunities to improve our purchasing advantages. Our Company has made a substantial commitment to these e-business initiatives, which we believe will streamline management of the print process, provide improved product quality and faster turnaround times and expand our customer service capabilities.

FULFILLMENT SERVICES

      We also serve our customers by providing fulfillment services. Fulfillment services primarily include assembling, packaging, storing, and distributing promotional, educational and training documents on behalf of our customers. Many corporations utilize these fulfillment services to manage their inventory of printed products and various assembly materials (such as binders and product samples), as well as provide "just in time" assembly and delivery of customized materials to end users. Orders for fulfillment services are frequently received via the Internet or through proprietary on-line procurement and inventory management systems developed and/or maintained by our printing operations.

RESULTS OF OPERATIONS

      The following tables set forth the Company's historical income statements for the periods indicated:

                                             THREE MONTHS         NINE MONTHS
                                                 ENDED               ENDED
                                              DECEMBER 31,        DECEMBER 31,
                                            ----------------    ----------------
                                             1999      1998      1999      1998
                                            ------    ------    ------    ------
                                              (IN MILLIONS)       (IN MILLIONS)

Sales ..................................    $158.4    $118.3    $457.1    $306.6

Cost of sales ..........................     112.2      81.1     317.6     210.0
                                            ------    ------    ------    ------
   Gross profit ........................      46.2      37.2     139.5      96.6
Selling expenses .......................      15.5      11.7      44.4      30.1
General and administrative expenses ....      12.5       9.2      35.4      23.7
                                            ------    ------    ------    ------
   Operating income ....................      18.2      16.3      59.7      42.8
Interest expense .......................       3.4       2.1       9.2       5.6
                                            ------    ------    ------    ------
   Income before income taxes ..........      14.8      14.2      50.5      37.2
Provision for income taxes .............       5.9       5.5      20.2      14.5
                                            ------    ------    ------    ------

   Net income ..........................    $  8.9    $  8.7    $ 30.3    $ 22.7
                                            ======    ======    ======    ======

     The following tables set forth the components of income expressed as a percentage of sales for the periods indicated:

                                             THREE MONTHS        NINE MONTHS
                                                 ENDED              ENDED
                                              DECEMBER 31,       DECEMBER 31,
                                            ----------------   ----------------
                                             1999      1998     1999      1998
                                            ------    ------   ------    ------

Sales ..................................     100.0%    100.0%   100.0%    100.0%
Cost of sales ..........................      70.8      68.6     69.5      68.5
                                            ------    ------   ------    ------
   Gross profit ........................      29.2      31.4     30.5      31.5
Selling expenses .......................       9.8       9.9      9.7       9.8
General and administrative expenses ....       7.9       7.7      7.7       7.7
                                            ------    ------   ------    ------
   Operating income ....................      11.5      13.8     13.1      14.0
Interest expense .......................       2.2       1.8      2.0       1.8
                                            ------    ------   ------    ------
   Income before income taxes ..........       9.3      12.0     11.1      12.2
Provision for income taxes .............       3.7       4.7      4.4       4.7
                                            ------    ------   ------    ------
   Net income ..........................       5.6%      7.3%     6.7%      7.5%
                                            ======    ======   ======    ======

      Acquisitions in fiscal 1999 and 2000 are the primary causes of the absolute increases in our revenues and expenses since December 31, 1998. Each of the acquisitions in fiscal 1999 and 2000 were accounted for under the purchase method of accounting; accordingly, our consolidated income statements reflect revenues and expenses of those acquired businesses only for post-acquisition periods.

      The following table sets forth our fiscal 1999 and 2000 acquisitions (collectively the "1999/2000 Acquired Businesses") and indicates the period in which each business was acquired.

FISCAL 1999 ACQUISITIONS

               Tursack, Inc..................................April 1998
               Image Systems................................ May 1998
               Printing, Inc................................ June 1998
               Wetzel Brothers.............................. June 1998
               Graphic Communications....................... June 1998
               Paragraphics................................. July 1998
               Pride Printers............................... July 1998
               Lincoln Printing............................. August 1998
               Ironwood Litho..............................  August 1998
               Rush Press................................... September 1998
               Printing Corp. of America.................... September 1998
               Metropolitan Printing........................ October 1998
               Graphic Technology of Maryland............... November 1998
               McKay Press.................................. November 1998
               Mount Vernon Printing........................ December 1998
               Automated Graphics..........................  February 1999
               Mercury Printing ............................ March 1999
               CMI.........................................  March 1999
               Maxwell Graphic Arts......................... March 1999

FISCAL 2000 ACQUISITIONS

               Wentworth Printing........................... April 1999
               The Printery................................. April 1999
               The Graphics Group..........................  June 1999
               Westland Printers............................ June 1999
               H&N Printing................................. June 1999
               T/O Printing................................. June 1999
               Multiple Images.............................. August 1999
               Apple Graphics............................... August 1999
               Maryland Composition.com..................... September 1999
               Piccari Press................................ October 1999
               Keys Printing................................ November 1999
               Woodridge Press.............................. November 1999
               Byrum Litho...............................    December 1999

      For more information regarding our fiscal 1999 acquisitions, refer to "Notes to Consolidated Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended March 31, 1999. For more information regarding our fiscal 2000 acquisitions, refer to the accompanying "Notes to Consolidated Financial Statements" included elsewhere herein.

QUARTER ENDED DECEMBER 31, 1999 COMPARED WITH QUARTER ENDED DECEMBER 31, 1998

      Sales increased 33.9% to $158.4 million for the quarter ended December 31, 1999, from $118.3 million for the same period last year. The incremental revenue contribution of the 1999/2000 Acquired Businesses substantially accounted for this increase.

      Gross profit increased 24.4% to $46.2 million for quarter ended December 31, 1999, from $37.2 million for the same period last year, primarily due to the incremental profit contribution of the 1999/2000 Acquired Businesses. Gross profit as a percentage of sales decreased to 29.2% during the quarter from 31.4% for the same period a year ago. This decrease resulted partially from the effect of the overall lower operating margins of the 1999/2000 Acquired Businesses (consistent with our expectation that gross profit margins at recently acquired businesses will be lower than our historical margins, then are likely to improve as the full benefit of our Company's operating strengths and strategies takes effect). Other factors contributing to the decline in gross profit margins were pricing pressures on jobs during this quarter due to industry conditions and a higher level of depreciation expense attributable to our capital expenditures since the same period a year ago.

      Selling expenses increased 32.9% to $15.5 million for the quarter, from $11.7 million for the same period last year, primarily due to the increased sales levels noted above. Selling expenses as a percentage of sales decreased slightly to 9.8% in the current quarter from 9.9% for the same period a year ago.

      General and administrative expenses increased 36.0% to $12.5 million for the quarter ended December 31, 1999, from $9.2 million for the same period last year. This increase is due primarily to the addition of the 1999/2000 Acquired Businesses. General and administrative expenses as a percentage of sales increased to 7.9% in the current quarter from 7.7% for the same period a year ago, due to the proportionately higher level of general and administrative expense, including amortization of goodwill, incurred by the 1999/2000 Acquired Businesses.

      Interest expense increased to $3.4 million for the quarter ended December 31, 1999, from $2.1 million for the same period last year, due to a net increase in borrowings under our revolving credit facilities used to finance the purchase of the 1999/2000 Acquired Businesses and the addition of term equipment notes related to the purchase of printing presses.

      Effective income tax rates reflect an increase to 40% for the quarter ended December 31, 1999, from 39% a year ago, due primarily to the effect of nondeductible goodwill incurred in connection with certain acquisitions completed since the prior period.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 1998

      Sales increased 49.1% to $457.1 million for the nine months ended December 31, 1999, from $306.6 million for the same period last year, due to the incremental revenue contribution of the 1999/2000 Acquired Businesses.

      Gross profit increased 44.3% to $139.5 million for the nine months ended December 31, 1999, from $96.6 million for the same period last year, primarily due to the incremental profit contribution of the 1999/2000 Acquired Businesses. Gross profit as a percentage of sales decreased to 30.5% for the nine months ended December 31, 1999, from 31.5% for the same period a year ago. This decrease resulted from the effect of the overall lower operating margins of the 1999/2000 Acquired Businesses and higher depreciation expense attributable to capital expenditures since the same period a year ago, together with losses incurred at three historically profitable facilities in the quarter ended September 30, 1999 and pricing pressures due to industry conditions in the quarter ended December 31, 1999.

      Selling expenses increased 47.4% to $44.4 million for the nine months ended December 31, 1999, from $30.1 million for the same period last year, primarily due to the increased sales levels noted above. Selling expenses as a percentage of sales decreased slightly to 9.7% for the nine months ended December 31, 1999, from 9.8% for the same period a year ago.

      General and administrative expenses increased 49.2% to $35.4 million for the nine months ended December 31, 1999, from $23.7 million for the same period last year. This increase is due primarily to the addition of the 1999/2000 Acquired Businesses. General and administrative expenses as a percentage of sales remained constant at 7.7% as proportionately higher general and administrative expenses, including amortization of goodwill, incurred by the 1999/2000 Acquired Companies, was largely offset by the effect of leveraging corporate general and administrative expenses over a larger revenue base.

      Interest expense increased to $9.2 million for the nine months ended December 31, 1999, from $5.6 million for the same period last year, due to a net increase in borrowings under our revolving credit facilities used to finance the purchase of the 1999/2000 Acquired Businesses, the addition of term equipment notes related to the purchase of printing presses and debt assumed in connection with certain acquisitions.

      Effective income tax rates reflect an increase to 40% for the nine months ended December 31, 1999, from 39% a year ago, due to the effect of nondeductible goodwill incurred in connection with certain acquisitions completed since the prior period and, to a lesser extent, the Company's expansion into certain states with proportionately higher income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

      Our Company's primary cash uses are for acquisitions, capital expenditures, payments on long-term debt and the purchase of our common stock. Cash utilized to complete acquisitions and purchase our common stock totaled $73.6 million in the nine months ended December 31, 1999. Cash utilized for capital expenditures, which relate primarily to the purchase of new electronic prepress and bindery equipment, was $18.1 million in the nine months ended December 31, 1999. Principal payments on long-term debt totaled $3.6 million in the nine months ended December 31, 1999. Our cash requirements for the above items in total were $95.3 million in the nine months ended December 31, 1999.

      We financed our cash requirements through internally generated funds and borrowings under our revolving credit facilities (see below). Cash flow generated from operations (net income plus depreciation, amortization and deferred tax provision) was $62.6 million in the nine months ended December 31, 1999.

      Our primary revolving credit facility (the "Credit Agreement") was obtained from a syndicate of commercial banks and, as amended in September 1999, has a maximum borrowing capacity of $245.0 million, of which $186.5 million was outstanding at December 31, 1999. Borrowings outstanding under the Credit Agreement are unsecured and accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus .50% to 1.50% based upon our Debt to Pro Forma EBITDA ratio as defined, redetermined quarterly, or (2) an alternate base rate based upon the agent bank's prime lending rate or Federal Funds effective rate. We are also required to pay a commitment fee on available but unused amounts ranging from .10% to .35% per annum. The Credit Agreement will mature July 31, 2001, and we must repay all amounts outstanding as of that date. Borrowings outstanding under the Credit Agreement were subject to a weighted average interest rate of 6.81% at December 31, 1999. In addition, we have an auxiliary revolving credit facility with a commercial bank which has a maximum borrowing capacity of $10.0 million. Borrowings outstanding under this facility were $9.9 million at December 31, 1999, subject to an average annual interest rate of 7.23%.

      Our Company is subject to certain covenants and restrictions and must meet certain financial tests pursuant to and as defined in the Credit Agreement. We believe that these restrictions do not adversely affect our acquisition or operating strategies, and that we are in compliance with these covenants and financial tests at December 31, 1999.

      We also have agreements with certain printing press manufacturers (collectively, the "Press Purchase Agreements") pursuant to which our Company receives certain volume purchase incentives and long-term financing options with respect to the purchase of printing presses. As of December 31, 1999, we were obligated on term notes related to the Press Purchase Agreements totaling $37.1 million. These term notes are secured by the purchased presses and provide for fixed monthly principal and interest payments over ten years. The weighted average interest rate on such notes at December 31, 1999 was 7.15%. Our Company is not subject to any significant financial covenants or restrictions in connection with these obligations. As of December 31, 1999, we had accepted delivery of additional printing presses for a total purchase price of $28.8 million, which amount is included in accounts payable in the accompanying consolidated financial statements and is expected to be financed under terms of the Press Purchase Agreements. Debt incurred directly to finance printing press purchases was $19.3 million in the nine months ended December 31, 1999.

      We expect to continue making equipment capital expenditures this year using cash flow from operations and borrowings under our revolving credit facilities and/or the Press Purchase Agreements.

      During the nine months ended December 31, 1999, we purchased 553,800 shares of our common stock pursuant to a share repurchase program approved by our Board of Directors on November 12, 1999. To repurchase our shares, we paid $4.0 million and accrued a liability of $4.2 million as of December 31, 1999. During January 2000, we purchased an additional 986,000 shares pursuant to this program.

      During the nine months ended December 31, 1999, we acquired thirteen printing businesses. To complete these acquisitions, in the aggregate, we paid cash of $41.3 million, issued 1,032,407 shares of our common stock, and discharged debt and paid other liabilities of the acquired businesses totaling $28.3 million. Additionally, debt of the acquired businesses totaling $11.1 million remained outstanding following the acquisitions.

      Pursuant to earnout agreements entered into in connection with certain acquisitions, as of December 31, 1999, we were contingently obligated at certain times and under certain circumstances through 2005 to issue up to 368,200 shares of our common stock and to make additional cash payments of up to $25.7 million for all periods in the aggregate.

      We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon current market conditions and at returns relative to alternative opportunities to invest our available capital, including investment in our own equity through our share repurchase program. To finance our acquisitions, we intend to use cash flow from operations and borrowings under the Credit Agreement. We may also issue shares of our common stock from time to time in connection with acquisitions. There can be no assurance that we will be able to acquire additional businesses on acceptable terms in the future. In addition, there can be no assurance that we will be able to establish, maintain or increase the profitability of any acquired business.

YEAR 2000 COMPLIANCE

      The Year 2000 issue resulted from the historical use in certain computer hardware and software programs of a two-digit abbreviation in date fields to represent the year, thus causing such programs (or equipment containing such programs) not to function properly when confronted with dates which contain the two-digit year "00". These processing errors could have caused system failures or disrupted normal operations.

      Prior to January 1, 2000 our Company completed its Year 2000 Readiness Program, which consisted of evaluating our information technology assets, conducting risk reviews of our non-information technology assets and operational practices and developing contingency plans to adequately minimize our exposure to potential business disruptions caused by the Year 2000 issue. Further, through our Year 2000 Readiness Program, we completed all upgrades, conversions or replacements of our information technology assets as necessary to versions that were Year 2000 compliant. Because the majority of our management information systems operate on broadly available hardware platforms and employ software specifically designed for the printing industry and perpetually supported by its developers, the Year 2000 Readiness Program did not result in costs being incurred materially in excess of our recurring investment in our management information systems.

      We did not suffer any material disruptions to our operations as a result of the Year 2000 issue and we are not aware of any contingencies associated with the Year 2000 issue which could have a material adverse effect on our business, results of operations or financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

      None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not hold or utilize derivative financial instruments which could expose our Company to significant market risk. However, our Company is exposed to market risk for changes in interest rates pursuant to our long-term debt obligations. As of December 31, 1999, there were no material changes in our market risk or the estimated fair value of our long-term debt obligations as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

                           CONSOLIDATED GRAPHICS, INC.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      From time to time our Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Our Company maintains insurance coverage against potential claims in an amount which we believe to be adequate. Currently, we are not aware of any legal proceedings or claims pending against our Company that we believe will have a material adverse effect on our consolidated financial position or consolidated results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      During the nine months ended December 31, 1999, our Company issued 1,032,407 shares of its common stock valued at approximately $48.2 million in connection with the acquisition of certain printing businesses and also issued 13,332 shares pursuant to an earnout agreement entered into in connection with a prior year acquisition. The issuance of such common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving a public offering.

      On December 15, 1999 the Board of Directors adopted a Shareholder Rights Plan (the "Plan") designed to assure that all of our shareholders receive fair treatment in the event of any takeover attempt. The key provision of the Plan is a mechanism that will distribute one Right for each outstanding share of our common stock that becomes exercisable upon certain triggering events. Each Right entitles the holder to buy 1/100th of a share of the Company's Series A Junior Participating Preferred Stock, for an exercise price of $160.00. The Rights were distributed to shareholders of record on December 28, 1999.

      The Rights will trade with our common stock until exercisable. The Rights are not exercisable until ten business days following a public announcement that a person or group has acquired 15 percent of our common stock or until ten business days after a person or group begins a tender offer that would result in ownership of 15 percent of our common stock, subject to certain extensions by the Board. If an acquiror becomes a 15 percent holder of our common stock, the Rights "flip in" and become Rights to buy our common stock at a 50 percent discount to the Current Market Price, as defined, and Rights owned by that acquiror become void. If, after an acquiror becomes a 15 percent holder of our common stock, we merge and our common stock is exchanged or converted, or if 50 percent or more of our assets or earning power is sold or transferred, the Rights "flip over" and entitle the holders to buy shares of the acquiror's common stock at a 50 percent discount. A tender or exchange offer for all outstanding shares of our common stock at a price and on terms determined to be fair and otherwise in the best interests of our Company and our shareholders by a majority of our continuing directors will not trigger either the flip-in or flip-over provisions.

      We may redeem the Rights at any time for $.01 per Right until ten business days following the first public announcement that an acquiror has acquired the level of ownership that "triggers" the Rights Plan. The Rights extend for ten years and will expire on December 15, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5.  OTHER INFORMATION.

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 (A)  EXHIBITS:

* 3.1 Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994) SEC File No. 0-24068, Exhibit 4(a)).
* 3.2 Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998) SEC File No. 0-24068, Exhibit 3.1).
* 3.3 Restated By-Laws of the Company as amended on June 23, 1999
      (Consolidated Graphics, Inc. Form 10-Q (June 30, 1999) SEC File No. 0-24068, Exhibit 3.4).
* 3.4 Amendments to the By-Laws of the Company on December 15, 1999 (Consolidated Graphics, Inc Form 8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 3.2).
* 4 Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998) SEC File No. 0-24068, Exhibit 4.1).
* 4.1 Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc Form 8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 4.1).
 10.1 Amendment to the Revolving Credit Agreement among the Company and Chase Bank of Texas N.A., as Agent, BankOne, Texas N.A., as Co-Agent, CoAmerica Bank-Texas as Co-Agent, and First Union National Bank as Co-Agent, dated November 12, 1999.
 27   EDGAR financial data schedule.

* Incorporated by reference

 (B)  REPORTS ON FORM 8-K:

   1) Form 8-K, filed October 15, 1999 in connection with the press release announcing the acquisition of Maryland Composition.com.
   2) Form 8-K, filed October 15, 1999 in connection with the press release announcing our preliminary fiscal 2000 second quarter results.
   3) Form 8-K, filed October 27, 1999 in connection with the press release announcing our fiscal 2000 second quarter results.
   4) Form 8-K, filed November 16, 1999 in connection with the press releases announcing the acquisition of Picarri Press and Keys Printing, the signing of a letter of intent to acquire Woodridge Press and the approval of a share repurchase program by the Board of Directors
   5) Form 8-K, filed December 16, 1999 in connection with the press releases announcing the acquisition of Woodridge Press and Byrum Litho and approval of a shareholder rights plan by the Board of Directors.
   6) Form 8-K, filed December 22, 1999 describing our previously announced shareholder rights plan.
   7) Form 8-K, filed December 22, 1999 in connection with the press release announcing our preliminary fiscal 2000 third quarter results.
   8) Form 8-K, filed January 14, 2000 in connection with the press release announcing the appointment of an executive vice president and chief administrative officer and commenting on the status of our share repurchase program.
   9) Form 8-K, filed January 26, 2000 in connection with the press release announcing our fiscal 2000 third quarter results.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT, CONSOLIDATED GRAPHICS, INC., HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                    CONSOLIDATED GRAPHICS, INC.



Dated:  February 14, 2000           By: /S/ G. CHRISTOPHER COLVILLE
                                      -----------------------------
                                          G. Christopher Colville
                                          Executive Vice President -
                                          Mergers and Acquisitions,
                                          Chief Financial and Accounting
                                          Officer and Secretary