Form 10-K405
period 2000-03-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2000-06-26
CIK 921500

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          FOR THE TRANSITION PERIOD FROM _____ TO ______ .

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 2000:

                 COMMON STOCK, $.01 PAR VALUE  -- $142,493,840

  The number of shares outstanding of the issuer's common stock as of May 31,
                                     2000:

                  COMMON STOCK, $.01 PAR VALUE  -- 13,734,346

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on or about July 26, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

     IN THIS ANNUAL REPORT, THE WORDS "CGX," THE "COMPANY," 'WE," 'OUR" AND "US' REFER TO CONSOLIDATED GRAPHICS, INC, COLLECTIVELY WITH OUR SUBSIDIARIES. OUR FISCAL YEAR IS NOT A CALENDAR YEAR AND ENDS ON MARCH 31.

COMPANY OVERVIEW

     We are a leading national provider of general commercial printing services and are recognized as the largest sheet-fed commercial printing company in the United States. Our headquarters are in Houston, Texas. As of March 31, 2000, we operate locally managed printing businesses in 25 states. Each of our printing businesses operate under their historical trade name and have a well-established operating history of more than 25 years in most cases.

     The majority of our sales are derived from traditional commercial printing services, which include electronic prepress, printing, finishing, storage and delivery of high-quality, custom-designed products. Examples of such products include multicolor product and capability brochures, shareholder communications, catalogs, training manuals, point-of-purchase marketing materials, trading cards and direct mail pieces. We have a diverse customer base, including both national and local corporations, mutual fund companies, advertising agencies, graphic design firms, catalog retailers and direct mail distributors.

     Our printing operations also capitalize on their advanced technological capabilities and expertise in digital processes to provide a variety of electronic products and services that can be separate from, or complementary to, our traditional printing services. We also serve our customers by providing fulfillment and inventory management services at certain locations.

INDUSTRY BACKGROUND

     The printing industry is one of the largest industries in the United States, with total annual sales estimated to be in excess of $100 billion. General printing services include commercial printing, financial printing, book publishing, quick printing and the production of business forms, greeting cards and other stationery-type products. The largest segment of the industry is commercial printing services, which generates approximately $73 billion in annual U.S. sales based on available industry data. The commercial printing industry is also highly fragmented, with over 35,000 companies operating in the United States today. Most of these printing businesses are privately owned and generate less than $35 million in annual sales.

     A consolidation trend in the general commercial printing industry emerged and became a significant industry factor in the 1990's as owners sought to address new industry challenges, as well as evaluate exit strategies.

     Significant advances occurred in prepress and printing technology in the 1990's, requiring substantial capital investments by printing businesses to remain competitive. In addition, larger corporations are more frequently seeking to reduce operating costs by limiting their number of suppliers and establishing "sole source" relationships with those suppliers who have significant geographic diversity and a broader range of products and services to offer.

     In response to these challenges, and motivated in many cases to limit personal financial risk, increase personal financial liquidity or facilitate plans to eventually retire, owners of printing businesses became more willing to sell their company to larger, better capitalized companies.

BUSINESS STRATEGY

     Our business strategy consists of acquiring profitable, medium-sized printing businesses with strong local market reputations and management, then combining the service and responsiveness of such businesses with the critical mass and economic advantages of a larger organization to generate growth in sales and profits. Under our operating strategy, management teams at our printing businesses maintain responsibility for the day-to-day operations and profitability of their business, while continuing to build and strengthen relationships with buyers of printing services in their respective markets and incorporate the strengths and resources available to them as part of CGX. The principal advantages of our strategy are as follows:

     o PROFIT MARGIN IMPROVEMENT. Through economics of scale, we obtain preferential pricing for printing supplies and newer, more efficient equipment. In addition, we centralize certain administrative services, such as human resources and purchasing support, to generate cost savings. Operating margins of acquired businesses typically improve over time as our Company's operating strategies and strengths are fully implemented.

     o SALES GROWTH. Our businesses have numerous opportunities, individually and collectively, to achieve consistent, long-term sales growth at a rate that exceeds industry averages. Our wide range of equipment capabilities and large number of production facilities provide any one of our printing businesses with greater flexibility to serve its customers than its competition in most cases. In addition, such diversity of capabilities and broad geographic coverage enable us to seek national contracts with major customers or strategic alliances with companies offering complementary business services (See "Sales and Marketing"). As discussed below, we expect our e-business initiatives to generate new sales growth opportunities as such initiatives are leveraged across our nationwide network of printing businesses. Also, our strong financial position and our continuous investments in new technology are attractive to prospective customers and sales personnel.

     Our Company also provides management resources and other advantages to our printing businesses which position them to achieve long-term growth and stability, including:

     o STRATEGIC COUNSEL/BEST PRACTICES. Owners of privately-held printing businesses typically have heavy demands placed on their management skills. Once their company is acquired by CGX, they gain access to strategic counsel and professional management techniques in such areas as planning, organization and controls. CGX provides a forum for them to share their knowledge of technical processes and their management techniques with one another. Through a series of periodic national and regional meetings attended by top management and other personnel in our Company, we have identified and shared a number of these "best practices," which have been, and will continue to be, implemented throughout our organization.

     o MANAGEMENT DEVELOPMENT. We are committed to a successful program designed to recruit, train and develop recent college graduates as printing sales and management professionals. Participants in our Management Development Program follow a three-year curriculum that provides them with the technical knowledge of printing processes, coupled with general business and managerial training. Certain aspects of this program are specifically tailored to fit the needs of each operating location. Our Management Development Program is unique to the industry and is a key factor in our ability to provide a high degree of quality customer service, as well as provide a pool of talent to draw from in the future for management positions at our printing businesses. As of May 31, 2000, there were 150 participants in this program.

     Our highly disciplined acquisition program has been an important part of our business strategy and we expect to continue making acquisitions in the future. We have a team of merger and acquisition professionals who continually screen opportunities to acquire companies that fit our general criteria. We prefer high-quality, sheet-fed printing businesses that have annual revenues of up to $50 million (See "Printing Operations"). In order to become candidates for acquisition, printing businesses should not only be profitable, but also have good management, strong customer relationships and a reputation for providing quality service and products.

     Our ongoing acquisition program has contributed to our Company's increase in sales and profits, as well as enabled our Company to:

     o  Expand our ability to service national accounts,

     o Increase our purchasing power with suppliers and equipment manufacturers.

     o Minimize the impact of any economic fluctuations that may generally affect segments of the printing industry or any one region of the country.

PRINTING OPERATIONS

     As of May 31, 2000, our Company operates 63 printing businesses in 25 states. We have acquired a total of 45 printing businesses during the past three years. Each printing business is operated as a wholly-owned subsidiary of our Company. Our printing operations sell to a large base of customers in a broad cross-section of industries, the majority of which are located in the markets they serve. Our printing operations primarily provide general commercial printing services, as well as a variety of electronic products and fulfillment services.

COMMERCIAL PRINTING SERVICES

     In general, commercial printing includes developing printable material through electronic prepress services, reproducing images on paper using printing presses and providing comprehensive finishing and delivery services. We maintain flexible production schedules in order to react swiftly to our customers requirements. Many printing projects require fast turnaround times, from conception through delivery, and our printing operations must maintain physical plant and customer service staff as necessary to maximize work loads when called upon to do so. Consequently, our printing operations do not always operate at full capacity.

     Our electronic prepress services include all of the steps necessary to prepare media (photographs, artwork, typed copy) for printing. This process involves converting the media into digital images, separating digital color images into process colors, assembling films and burning film images onto printing plates using photochemical processes. Printing plates may also be produced without film using "computer-to-plate" technology, which results in quicker turnaround of printing projects, better product quality and cost savings. We continually evaluate our printing operations' existing electronic prepress capabilities and closely monitor the development of newer technology that may be used to increase productivity and improve service and responsiveness to our customers.

     Once printable material has been developed in the electronic prepress area, our printing operations primarily use offset lithography to reproduce images on paper. The offset lithography process provides the highest quality, lowest cost printed products for most run lengths. Short- to medium-run commercial work is generally printed on sheetfed presses, while longer-run commercial and financial printing projects are typically printed on web presses.

     All of our printing operations primarily use sheetfed printing presses, which are generally capable of printing 16 pages of letter-sized finished product on a 28 by 40 inch sheet of paper with eight pages on each side (known as a 16-page "signature"). These sheet-fed presses are capable of simultaneously printing from one to eight colors and are generally capable of running at speeds of up to 15,000 impressions an hour. We have seven locations which also operate half-size and full-size web presses which print on a continuous roll of paper and may print up to 32-page signatures on both sides of the paper at maximum speeds of up to 50,000 impressions an hour. Certain web presses are also capable of folding, gluing or perforating a printed product. Our finishing services include cutting, folding, binding and other operations necessary to finish the printed product according to customers specifications.

ELECTRONIC PRODUCTS AND SERVICES

     We provide a variety of non-print digital and electronic products and services that can be separate from, or complementary to, our traditional printing services. Our electronic products and services are being marketed to existing and potential customers under the brand "CGXmedia.com." As of May 31,

2000, we have a team of over 25 professionals dedicated to enhancing our sales and customer service efforts through CGXmedia.com and supporting the electronic products and services described below.

     o CGX-OPAL.com ("On-line Private Asset Library") is our highly sophisticated, custom on-line digital asset management system. CGX-OPAL.com is designed to archive digital images and provide our customers with secure, 24/7, web-enabled access to the images and the ability to download high-resolution images for multi-purpose uses.

     o CGX-COIN.com ("Custom Ordering Interactive Network") is our proprietary on-line print purchasing, ordering, workflow management and fulfillment system. CGX-COIN.com provides multi-location organizations with the flexibility and convenience of Internet-based remote ordering, typesetting and proofing capabilities.

     o e-Outsourcing Solutions - We have leveraged our expertise in working with digital data and images in producing printed materials to offer complementary electronic services to our customers. For example, we offer a number of services to maximize website productivity and functionality, including development of interactive database applications, password protection and encryption for valuable data, as well as conversion of data to HTML and PDF formats. We also offer a full range of CD-ROM development and production expertise, convert text in printed or digital form to eBook format, perform electronic journal composition and provide variable data and on-demand printing for short-run, fast turnaround projects such as conference materials, direct mail and marketing displays.

     By offering these products and services, we are able to strengthen relationships with existing customers, as well as attract new customers. In addition, we expect that our expertise in providing a total electronic solutions package for our printing customers will enable us to gain market share through "sole source" relationships and national contracts with major companies.

FULFILLMENT SERVICES

     We also serve our customers by providing fulfillment services, which primarily include assembling, packaging, storing, and distributing promotional, educational and training documents on behalf of our customers. Many corporations utilize our fulfillment services to help manage their inventories of printed products and related materials (such as binders and product samples), as well as provide "just in time" assembly and delivery of customized materials to end users. Orders for fulfillment services are frequently received via proprietary, Internet-based procurement and inventory management systems maintained by our printing operations, including CGX-COIN.com.

SALES AND MARKETING

     Most of the products that we produce are generated by individual orders through commissioned sales personnel or, to a lesser extent, via the Internet or pursuant to long-term contracts. As of May 31, 2000, we employed 540 salespeople, all of whom are knowledgeable about the printing industry, the capabilities of the printing businesses which they serve and those of the other printing businesses that we own. In addition to soliciting business from existing and prospective customers, our sales personnel act as liaisons between customers and our production departments and also provide technical advice and assistance to customers throughout the printing process.

     Commercial printing requires a substantial amount of interaction with customers, including personal sales calls, reviews of color proofs and "press checks" (customer approval of a printed document while it is being printed). Through our sales professionals and other management personnel, we maintain strict control of the printing process from the time a prospective customer is identified through the scheduling, prepress, printing and finishing operations.

     Because our business is highly service-oriented, our primary marketing focus is on responding rapidly to customer requirements and producing high quality printed materials at competitive prices. Rapid responsiveness is essential because of the short lead time on most general commercial printing projects. Our printing operations are designed to maintain maximum flexibility to meet customer needs, both on a scheduled and an emergency basis. Each printing operation targets projects which management believes will best utilize its equipment and expertise profitably.

     Our size, range of capabilities and nationwide coverage is creating new sales channels for us that we began pursuing more actively in fiscal 2000. These include:

     o NATIONAL ACCOUNTS. More and more large corporations are seeking to limit their number of suppliers, including their commercial print providers. Through existing customer relationships and Requests for Proposals ("RFP"), we are pursuing several opportunities to obtain "sole-source', multi-year printing contracts. We successfully gained one major new account in fiscal 2000 pursuant to an RFP. We expect the pursuit of national accounts to be an increasing contributor to our internal sales growth in the foreseeable future. We have a team of three individuals currently assigned to pursue national account opportunities and, as necessary, these individuals draw support from available personnel at our individual printing businesses and our corporate headquarters.

     o STANDARD REGISTER ALLIANCE. The Standard Register Company ("Standard Register") is a nationwide provider of customized document management and workflow solutions for Fortune 500 and other large corporations. In May 2000, Standard Register and CGX entered into a joint marketing alliance agreement, pursuant to which (i) Standard Register and CGX will cooperate in pursuing national account opportunities and RFPs from large corporations seeking to bundle their purchases of business forms and commercial printing and (ii) Standard Register will introduce and recommend CGX to their customers for their commercial printing requirements. We will pay Standard Register a fee based on jobs produced as a result of such introductions.

     o "B2B" COLLABORATIVE PRINT PROCUREMENT PROVIDERS. We have entered into preferential arrangements with NOOSH, Inc. and other developers of Internet-based systems designed to streamline and automate project management by print buyers and facilitate their communication with printers. These arrangements provide an opportunity for our Company to introduce this technology to certain existing and prospective customers who we believe may benefit from using such Internet-based collaborative tools. To date, our printing businesses have reported moderate success in generating incremental printing volume as the firms offering such solutions continue with their marketing and development activities.

CUSTOMERS

     Due to the project-oriented nature of customers' printing requirements, sales to customers may vary significantly from year to year and oftentimes depends upon the number, size and complexity of their projects in a particular period. Furthermore, continued engagement of our Company by our customers for successive jobs primarily depends upon, among other things, the customer's satisfaction with the quality of services provided. During fiscal 2000, our top ten customers accounted for 7% of total sales, none of which were individually more than 1.5%. We believe that our large customer base, broad geographic coverage of the United States and extensive range of printing capabilities and other complementary services reduces our exposure to economic fluctuations that may generally affect segments of the printing industry or any one region of the country.

SUPPLIERS

     We purchase raw materials used in the printing process (such as, paper, prepress supplies, ink, chemicals and boxes) from a number of national and local suppliers and we are not materially dependent on any one supplier. We use a two-tiered approach to purchasing in order to maximize the economies associated with our size, while maintaining the local efficiencies and time sensitivity required to meet customer demands. We negotiate master purchasing arrangements centrally with major suppliers and manufacturers to obtain better pricing, then communicate the terms of these arrangements to our individual printing businesses. Each printing business orders goods and services as needed in accordance with the terms set forth in our national purchasing agreements, if applicable, or on a local basis. We continually monitor market conditions and product developments, as well as regularly review the contractual terms of our national purchasing agreements, to take advantage of our increasing buying power and to maximize the benefits associated with these agreements.

     We incur significant costs to purchase paper that is used in the printing process. The majority of our paper supply is distributed through merchant organizations. There are a small number of merchants that are considered national in scope, with numerous regional organizations that serve one or more of our printing operations. We have negotiated national purchasing agreements with the mills, which produce paper, and the merchants, who distribute most of the paper produced by the mills. These agreements typically provide for volume-related discounts and additional periodic rebates based on the total amount of purchases made by our printing operations from each mill and/or merchant.

     We also purchase a large amount of prepress supplies, consisting mainly of film, plates and proofing materials. While there are a limited number of key manufacturers of these materials, we generally purchase prepress supplies from national and regional dealers. We have obtained volume-related discounts and incentive arrangements from these manufacturers and receive periodic rebates based on the total amount of purchases from these dealers.

COMPETITION

     The vast majority of all general commercial printing projects of the type we produce are purchased by print buyers from locally available sources. Due to the highly fragmented nature of this industry segment, we compete with a substantial number of other general commercial printing companies for these jobs. Some of our competitors are owned by other industry consolidators; however, the majority are privately-held, single location operations.

     The major competitive factors in our business are:

     o  Extent and quality of customer service

     o  Quality and accuracy of finished products

     o  Cost structure

     o  Ability to meet customer deadlines

     Customer service often is dependent on production and distribution capabilities, along with the availability of equipment that is appropriate in size and function for a given project. By using our nationwide network of printing operations, we believe that our broad range of printing capabilities and our ability to serve customers on both a regional and national level gives us a competitive advantage over smaller, locally based printing companies. Furthermore, our purchasing power, advanced technological capabilities and ability to effectively utilize any excess production capacity throughout our organization enables us to compete effectively in price, as well as provide faster turnaround times than our competitors may be able to provide.

     Recently, several Internet-based printing companies have emerged. To date we have not incurred any measurable competition from such companies and believe our ability to meet customer expectations with respect to the aforementioned factors, coupled with our Company's Internet-based solutions (see "Printing Operations-Electronic Products and Services"), will enable us to compete effectively with such companies in the future.

EMPLOYEES

  GENERAL

     As of May 31, 2000, we had over 5,000 employees throughout our organization. Of this total, approximately 450 were employed subject to the terms of various collective bargaining agreements. We believe that our relations with our employees are generally satisfactory.

EXECUTIVE OFFICERS

     JOE R. DAVIS has been the President, Chief Executive Officer and Chairman of the Board of Directors since he founded our Company in 1985. Prior to forming CGX, Mr. Davis was a Vice President for a division of International Paper Company. He also previously served as a partner of the public accounting firm of Arthur Andersen LLP. Mr. Davis is 57 years old.

     G. CHRISTOPHER COLVILLE, Executive Vice President -- Mergers and Acquisitions, Chief Financial and Accounting Officer and Secretary, has held various executive positions with our Company since September 1994. Prior to joining our Company, he was employed by Trident NGL Holding, Inc., a New York Stock Exchange company, and by the public accounting firm of Arthur Andersen LLP. Mr. Colville is a certified public accountant and is 42 years old.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     Our printing operations are subject to the environmental laws and regulations of the United States and the applicable state and local laws and regulations concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. The printing business generates substantial quantities of inks, solvents and other waste products requiring disposal under the numerous federal, state and local laws and regulations relating to the environment. Our printing operations typically recycle waste paper and contract for the removal of waste products. We believe our Company is in material compliance with all applicable air quality, waste disposal and other environmental-related rules and regulations, as well as with other general employee health and safety laws and regulations. We do not anticipate any material future capital expenditures for environmental control facilities. There can be no assurance, however, that future changes in such laws and regulations will not have a material effect on our Company's operations.

ITEM 2.  PROPERTIES AND FACILITIES

     As of May 31, 2000, our principal facilities consisted primarily of printing facilities that contain production, storage and office space. We own
1.2 million square feet at 24 locations and lease 2.0 million square feet at an additional 39 locations. All facilities are leased from unaffiliated third parties except for certain facilities containing approximately 462,025 square feet which are leased from the former owners and current employees of 11 of our printing businesses. We also lease approximately 16,210 square feet of office space in Houston for our corporate headquarters. We believe our facilities are suitable for their present and intended purposes and are adequate for our current level of operations.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time our Company is involved in litigation relating to claims arising out of our operations in the normal course of business. We maintain insurance coverage against potential claims in an amount which we believe to be adequate. Currently, we are not aware of any legal proceedings or claims pending against our Company that our management believes will have a material adverse effect on our Company's consolidated financial position or consolidated results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol CGX. The following table presents the quarterly high and low sales prices for our common stock for each of the last two fiscal years:

FISCAL 2000  -- QUARTER ENDED:            HIGH      LOW
-------------------------------------    ------    ------
June 30, 1999........................    58.500    35.500
September 30, 1999...................    50.000    37.250
December 31, 1999....................    42.125    13.375
March 31, 2000.......................    15.750    11.500

FISCAL 1999  -- QUARTER ENDED:            HIGH      LOW
-------------------------------------    ------    ------
June 30, 1998........................    63.875    49.500
September 30, 1998...................    67.125    35.125
December 31, 1998....................    67.625    31.500
March 31, 1999.......................    74.500    44.750

     As of May 31, 2000 there were 193 shareholders of record representing more than 7,000 beneficial owners.

     We intend to retain all of our earnings to finance the continuing development of our business and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of cash dividends will depend upon the financial condition, debt covenants, capital requirements and earnings of our Company, as well as other factors our Board of Directors may deem relevant. In addition, our revolving credit agreements include restrictions that limit our ability to pay dividends above certain levels.

     During fiscal 2000, we issued 1,032,407 shares of our common stock valued at approximately $48.2 million to several persons in connection with the acquisition of 13 printing companies, and also issued 13,332 shares pursuant to an earnout agreement entered into in connection with a prior year acquisition. The issuance of all such common stock was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving a public offering.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following historical consolidated financial data should be read in conjunction with the audited consolidated financial statements of our Company and the notes thereto included in Item 8. "Financial Statements and Supplementary Data."

                                                          YEAR ENDED MARCH 31
                                        -------------------------------------------------------
                                          2000        1999        1998        1997       1996
                                        --------    --------    --------    --------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA:
Sales................................   $624,895    $435,961    $231,282    $144,082    $85,133
Cost of sales........................    437,345     298,935     157,906     100,197     61,237
                                        --------    --------    --------    --------    -------
     Gross profit....................    187,550     137,026      73,376      43,885     23,896
Selling expenses.....................     61,267      42,767      22,365      14,223      8,532
General and administrative
  expenses...........................     48,677      33,605      17,628      11,330      6,873
Restructuring charge(1)..............                                                     1,500
                                        --------    --------    --------    --------    -------
     Operating income................     77,606      60,654      33,383      18,332      6,991
Interest expense, net................     13,476       7,745       3,720       2,305        860
                                        --------    --------    --------    --------    -------
     Income before income taxes......     64,130      52,909      29,663      16,027      6,131
Income taxes.........................     25,651      20,634      11,273       5,927      2,146
                                        --------    --------    --------    --------    -------
     Net income......................   $ 38,479    $ 32,275    $ 18,390    $ 10,100    $ 3,985
                                        ========    ========    ========    ========    =======
Basic earnings per share(2)..........   $   2.54    $   2.35    $   1.46    $    .83    $   .36
                                        ========    ========    ========    ========    =======
Diluted earnings per share(2)........   $   2.51    $   2.28    $   1.40    $    .81    $   .35
                                        ========    ========    ========    ========    =======

                                                               MARCH 31
                                        -------------------------------------------------------
                                          2000        1999        1998        1997       1996
                                        --------    --------    --------    --------    -------
                                                            (IN THOUSANDS)

BALANCE SHEET DATA:
Working capital......................   $ 61,730    $ 49,761    $ 27,869    $ 22,080    $18,855
Property and equipment, net..........    310,344     230,733     135,892      85,643     50,591
Total assets.........................    677,277     489,654     237,645     135,720     87,809
Long-term debt, net of current
  portion............................    261,407     170,574      73,030      39,321     20,105
Total shareholders' equity...........    272,531     214,454     105,332      66,447     49,876

------------

(1) Relates to direct and incremental costs associated with the merger of two of our Houston subsidiaries, the net effect of which was to reduce net income by $975 after-tax and both basic and diluted earnings per share by $.09.

(2) Restated as applicable for a two-for-one stock split on January 10, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING INFORMATION. READERS ARE CAUTIONED THAT SUCH INFORMATION INVOLVES RISKS AND UNCERTAINTIES, INCLUDING THOSE CREATED BY GENERAL MARKET CONDITIONS, COMPETITION AND THE POSSIBILITY THAT EVENTS MAY OCCUR WHICH LIMIT OUR ABILITY TO MAINTAIN OR IMPROVE OUR OPERATING RESULTS OR EXECUTE OUR PRIMARY GROWTH STRATEGY OF ACQUIRING ADDITIONAL PRINTING BUSINESSES. ALTHOUGH WE BELIEVE THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE, AND THERE CAN THEREFORE BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN WILL PROVE TO BE ACCURATE. THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY US OR ANY OTHER PERSON THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED.

OVERVIEW

     We are a leading national provider of general commercial printing services with printing operations in 25 states as of March 31, 2000. The majority of our sales are derived from traditional printing services, which include electronic prepress, printing, finishing, storage and delivery of high-quality, custom-designed products. Examples of such products include multicolor product and capability brochures, shareholder communications, catalogs, training manuals, point-of-purchase marketing materials, trading cards and direct mail pieces. We have a diverse customer base, including national and local corporations, mutual fund companies, advertising agencies, graphic design firms, catalog retailers and direct mail distributors.

     Our printing operations also capitalize on their advanced technological capabilities and expertise in digital processes to provide a variety of electronic products and services that can be separate from, or complementary to, our traditional printing services. Our electronic products and services are being marketed to existing and potential customers under the brand "CGXmedia.com," and primarily include a custom on-line digital asset management system, proprietary software used by customers for on-line print purchasing, ordering, workflow management and fulfillment, and other "e-outsourcing" solutions (such as repurposing of digital data for print customers with multi-channel distribution needs and development of interactive database applications).

     We also offer fulfillment services at certain locations, whereby we assemble, package, store and distribute promotional, educational and training documents on behalf of our customers. We help customers manage their inventory of printed products and related materials (such as binders and product samples), while also providing "just-in-time" assembly and delivery of customized materials to end users.

     Our printing operations maintain their own sales, estimating, customer service, prepress, production, postpress and accounting departments. Our corporate headquarters staff provides support to our printing operations in such areas as human resources, purchasing and management information systems. We also maintain centralized risk management, treasury, investor relations, tax and consolidated financial reporting activities.

     Most of the products we produce are generated by individual orders through commissioned sales personnel, or, to a lesser extent, via the Internet or pursuant to long-term contracts. As a result, continued engagement of our Company by our customers for successive jobs primarily depends upon, among other things, the customer's satisfaction with the quality of services provided. As such, we are unable to accurately predict, for more than a few weeks in advance, the number, size and profitability of printing jobs that we expect to produce.

     Our Company's primary operating strategy is to generate growth in sales and profits through a highly disciplined acquisition program, coupled with internal growth and operational improvements at our existing businesses. We provide acquired businesses cost savings through master purchasing arrangements, access to technology and capital, strategic counsel and a commitment to training through a unique, comprehensive management development program. As a result, operating income margins and efficiencies of newly acquired businesses, which may be lower than those being achieved by our other businesses, typically improve as our operating strategies are fully implemented.

     Our consolidated financial results in a given period may be affected by the timing and magnitude of acquisitions. Our consolidated operating income margins in the periods following a significant acquisition (or series of acquisitions) may be lower than historically reported consolidated margins depending on how quickly and to what extent an acquired business is able to adapt to and implement our management practices.

RESULTS OF OPERATIONS

     The following table sets forth our Company's historical consolidated income statements and certain percentage relationships for the periods indicated:

                                                                             AS A PERCENTAGE OF SALES
                                                                            ---------------------------
                                             YEAR ENDED MARCH 31                YEAR ENDED MARCH 31
                                        ------------------------------      ---------------------------
                                         2000        1999        1998       2000       1999       1998
                                        ------      ------      ------      -----      -----      -----
                                                (IN MILLIONS)
Sales................................   $624.9      $436.0      $231.3      100.0%     100.0%     100.0%
Cost of sales........................    437.3       299.0       157.9       70.0       68.6       68.3
                                        ------      ------      ------      -----      -----      -----
     Gross profit....................    187.6       137.0        73.4       30.0       31.4       31.7
Selling expenses.....................     61.3        42.7        22.4        9.8        9.8        9.7
General and administrative
  expenses...........................     48.7        33.6        17.6        7.8        7.7        7.6
                                        ------      ------      ------      -----      -----      -----
     Operating income................     77.6        60.7        33.4       12.4       13.9       14.4
Interest expense, net................     13.5         7.8         3.7        2.1        1.8        1.6
                                        ------      ------      ------      -----      -----      -----
     Income before income taxes......     64.1        52.9        29.7       10.3       12.1       12.8
Income taxes.........................     25.6        20.6        11.3        4.1        4.7        4.9
                                        ------      ------      ------      -----      -----      -----
     Net income......................   $ 38.5      $ 32.3      $ 18.4        6.2%       7.4%       7.9%
                                        ======      ======      ======      =====      =====      =====

     The absolute increases in sales and expenses during the periods indicated are due primarily to the acquisition of printing businesses. Because each acquisition was accounted for under the purchase method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. In each fiscal year shown above, acquisitions affected our consolidated financial results, when compared to the prior year, for the portion of the year following their respective dates of acquisition. Similarly, acquisitions in each fiscal year affected our consolidated financial results in the years which followed their respective year of acquisition because the acquired business was under ownership for a full year.

FISCAL 2000 COMPARED WITH FISCAL 1999

     Sales increased 43.3% to $624.9 million in 2000 from $436.0 million in 1999 due to the incremental revenue contribution of 19 acquisitions in 1999 and 13 acquisitions in 2000 (hereafter, we refer to these 32 acquired businesses as the 1999/2000 Acquisitions).

     Gross profit increased 36.9% to $187.6 million in 2000 from $137.0 million in 1999, primarily due to the incremental profit contribution of the 1999/2000 Acquisitions. Gross profit as a percentage of sales decreased to 30.0% in 2000 from 31.4% in 1999. This decrease resulted from the effect of the overall lower operating margins of the 1999/2000 Acquisitions, higher depreciation expense attributable to capital expenditures and pricing pressures due to unfavorable industry conditions during the second half of the year.

     Selling expenses increased 43.6% to $61.3 million in 2000 from $42.7 million in 1999, primarily due to the increased sales levels noted above. Selling expenses as a percentage of sales remained constant at 9.8% when compared to 1999.

     General and administrative expenses increased 44.9% to $48.7 million in 2000 from $33.6 million in 1999. This increase is due primarily to the addition of the 1999/2000 Acquisitions. General and administrative expenses as a percentage of sales increased to 7.8% in 2000 from 7.7% in 1999 due to a proportionately higher level of general and administrative expenses, including amortization of goodwill, incurred as a result of the 1999/2000 Acquisitions.

     Net interest expense increased 74.0% to $13.5 million in 2000 from $7.8 million in 1999, primarily due to a net increase in borrowings under our revolving credit facilities used to finance the purchase of the 1999/2000 Acquisitions and our share repurchase program, together with the addition of term equipment notes related to the purchase of printing presses and debt assumed in connection with certain acquisitions.

     Effective income tax rates reflect an increase to 40% in 2000 from 39% in 1999 due to the effect of nondeductible goodwill incurred in connection with certain acquisitions completed since 1998 and, to a lesser extent, our expansion into certain states with proportionately higher income tax rates.

FISCAL 1999 COMPARED WITH FISCAL 1998

     Sales increased 88.5% to $436.0 million in 1999 from $231.3 million in 1998, substantially due to the incremental revenue contribution of 13 acquisitions in 1998 and 19 acquisitions in 1999 (hereafter, we refer to these 32 acquired businesses as the 1998/1999 Acquisitions).

     Gross profit increased 86.7% to $137.0 million in 1999 from $73.4 million in 1998, primarily due to the addition of the 1998/1999 Acquisitions. Gross profit as a percentage of sales decreased to 31.4% in 1999 from 31.7% in 1998 because the combined operating margins of the 1998/1999 Acquisitions, which contributed a substantial portion of our total 1999 sales, were lower than our historical consolidated operating margin in 1998.

     Selling expenses increased 91.2% to $42.7 million in 1999 from $22.4 million in 1998 due to the increased sales levels noted above. Selling expenses as a percentage of sales increased slightly to 9.8% in 1999 from 9.7% in 1998 due primarily to higher selling costs incurred at newly acquired businesses.

     General and administrative expenses increased 90.6% to $33.6 million in 1999 from $17.6 million in 1998. This increase is due to the addition of the 1998/1999 Acquisitions and, to a lesser extent, an increase in headquarters staffing and related costs necessary to effectively manage our growth. Due to these incremental costs, general and administrative expenses as a percentage of sales increased slightly to 7.7% in 1999 from 7.6% in 1998.

     Net interest expense increased 108.2% to $7.8 million in 1999 from $3.7 million in 1998, primarily due to a net increase in borrowings under our revolving credit facilities used to finance the purchase of the 1998/1999 Acquisitions.

     Effective income tax rates reflect an increase to 39% in 1999 from 38% in 1998 due to a combination of factors, including the acquisition of businesses in states with proportionately higher income tax rates, the effect of nondeductible goodwill incurred in connection with certain acquisitions and an increase in our effective marginal federal income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, we had cash and cash equivalents of $8.2 million, working capital of $61.7 million and total debt outstanding of $266.5 million. As of March 31, 1999, we had cash and cash equivalents of $6.5 million, working capital of $49.8 million and total debt outstanding of $173.4 million. We used cash to complete acquisitions totaling $70.0 million in 2000, compared to $120.0 million in 1999 and $42.8 million in 1998. Cash utilized for capital expenditures was $25.2 million in 2000, $30.4 million in 1999 and $10.6 million in 1998. During 2000 we also used cash of $30.4 million pursuant to our share repurchase program.

     Our cash requirements are financed through internally generated funds and borrowings under our revolving credit facilities. During 2000 we generated cash flow from operations (net income plus depreciation, amortization and deferred tax provision) of $86.5 million, as compared to $55.2 million in 1999 and $31.6 million in 1998. Net incremental borrowings under our revolving credit facilities were $59.9 million in 2000, $93.5 million in 1999 and $26.2 million in 1998. We also incurred debt to finance certain equipment purchases totaling $26.9 million in 2000, $8.3 million in 1999 and $6.3 million in 1998.

INVESTING ACTIVITIES

     During 2000 we acquired 13 printing businesses. To complete these acquisitions, in the aggregate, we paid cash of $42.0 million, issued 1,032,407 shares of our common stock, and discharged debt and paid other liabilities of the acquired businesses totaling $24.5 million. Additionally, debt of the acquired businesses totaling $10.7 million remained outstanding following the acquisitions.

     Pursuant to earnout agreements entered into in connection with certain acquisitions, we issued 13,332 shares of our common stock and paid $3.5 million during fiscal 2000, and as of March 31, 2000, we were contingently obligated at certain times and under certain circumstances through 2005 to issue up to 460,488 shares of our common stock and to make additional cash payments of up to $25.5 million for all periods in the aggregate.

     We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions and at returns relative to alternative opportunities to invest our available capital, including investment in our own equity through our share repurchase program (see below). We expect to fund future acquisitions through cash flow from operations, borrowings under our revolving credit facilities or the issuance of our common stock. To the extent we fund a significant portion of the consideration for future acquisitions with cash, we may have to increase the amount of our revolving credit facilities or obtain alternative sources of financing. There can be no assurance that we will be able to acquire additional businesses on acceptable terms in the future. In addition, there can be no assurance that we will be able to establish, maintain or increase the profitability of any acquired business.

     We expect to continue making capital expenditures using cash flow from operations, supplemented as necessary by borrowings under our revolving credit facilities or the issuance of term notes.

FINANCING ACTIVITIES

     Our primary revolving credit facility (the "Credit Agreement") was obtained from a syndicate of commercial banks and, as amended in September 1999, has a maximum borrowing capacity of $245.0 million, of which $198.4 million was outstanding at March 31, 2000. Borrowings outstanding under the Credit Agreement are unsecured and accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus .50% to 1.50% based upon our Debt to Pro Forma EBITDA ratio as defined, redetermined quarterly, or (2) an alternate base rate based upon the agent bank's prime lending rate or Federal Funds effective rate. We are also required to pay a commitment fee on available but unused amounts ranging from .10% to .35% per year. The Credit Agreement will mature July 31, 2001, and we must repay all amounts outstanding as of that date. Borrowings outstanding under the Credit Agreement were subject to a weighted average interest rate of 6.83% at March 31, 2000. In addition, we have an auxiliary revolving credit facility with a commercial bank which has a maximum borrowing capacity of $10.0 million, of which $9.9 million was outstanding at March 31, 2000. The interest rate applicable to all borrowings under this facility at March 31, 2000 was 6.66%.

     Our Company is subject to certain covenants and restrictions and must meet certain financial tests pursuant to and as defined in the Credit Agreement. We believe that these restrictions do not adversely affect our acquisition or operating strategies, and that we are in compliance with these covenants and financial tests at March 31, 2000. We have initiated discussions with certain parties to refinance our Credit Agreement, and we expect to complete this refinancing during fiscal 2001.

     We also have agreements with two printing equipment manufacturers, pursuant to which we receive certain volume purchase incentives and long-term financing options with respect to the purchase of printing presses and other equipment. Under our agreement with Komori America Corporation (the "Komori Agreement"), we were obligated on term notes totaling $28.9 million and subject to a weighted average interest rate of 7.13% as of March 31, 2000. Under our agreement with Heidelberg USA (the "Heidelberg Agreement"), we were obligated on term notes totaling $18.0 million and subject to a weighted average interest rate of 8.09% as of March 31, 2000. The term notes payable under the Komori Agreement and the Heidelberg Agreement provide for fixed monthly principal and interest payments over ten years and are secured by the purchased printing equipment. Our Company is not subject to any significant financial covenants or restrictions in connection with these obligations. As of March 31, 2000, we had accepted delivery of additional printing equipment for a total purchase price of $21.1 million, which amount is included in accounts payable in the accompanying consolidated financial statements and is expected to be financed under terms of the Komori Agreement or Heidelberg Agreement, as applicable.

     During 2000, we purchased 2,069,772 shares of our common stock at a total cost of $30.4 million pursuant to a share repurchase program approved by our Board of Directors on November 12, 1999. Subsequent to March 31, 2000, our Board of Directors approved the repurchase of an additional 1,400,000 shares of our common stock; however, there have been no shares repurchased under this program since that date. The amount and timing of any purchases will depend on a number of factors, including the price and availability of our shares, general market conditions and certain provisions in our existing Credit Agreement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not hold or utilize derivative financial instruments which could expose our Company to significant market risk. However, we are exposed to market risk for changes in interest rates related primarily to our short-term and long-term debt obligations. Our debt obligations as of March 31, 2000 include borrowings under our revolving credit facilities totaling $208.3 million, various term equipment notes totaling $51.0 million and other debt obligations totaling $7.2 million.

     The following table sets forth the average interest rate for the scheduled maturities of our debt obligations as of March 31, 2000 ($ in millions):

                                                                                                                      ESTIMATED
                                                                                                                     FAIR VALUE
                                                                                                                    AT MARCH 31,
                                   2001       2002        2003       2004       2005      THEREAFTER     TOTAL          2000
                                  -------    -------    --------    -------    -------    ----------    --------    -------------
FIXED RATE DEBT:
    Amount....................    $   4.6    $   7.7    $    5.4    $   6.3    $   5.6     $  22.7      $   52.3      $   51.2
    Average interest rate.....       7.48%      7.92%       7.67%      7.81%      7.58%       7.56%         7.65%
VARIABLE RATE DEBT:
    Amount....................    $    .5    $ 208.9    $     .5    $    .5    $    .5     $   3.3      $  214.2      $  214.2
    Average interest rate.....       9.41%      6.83%       9.14%      8.97%      8.82%       8.53%         6.88%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated May 10, 2000, including the information required by
Item 302 of Regulation S-K, are set forth on pages 19 through 32 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information called for by "Item 10. Directors and Executive Officers of the Registrant" (except for the information regarding executive officers which is included in Part I hereof as "Item 1. Business -- Executive Officers"), 'Item 11. Executive Compensation', "Item 12. Security Ownership of Certain Beneficial Owners and Management', and "Item 13. Certain Relationships and Related Transactions', is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders (presently scheduled to be held July 26, 2000) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS:
        See the Index to Consolidated Financial Statements on page 18 hereof.

(a)(2)  FINANCIAL STATEMENT SCHEDULES:
        Report of Independent Public Accountants on Supplementary Data.

        Schedule II  -- Valuation and Qualifying Accounts.

        All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

(a)(3)  EXHIBITS:

            *3.1      --  Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27,
                          1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994)
                          SEC File No. 0-24068, Exhibit 4(a)).
            *3.2      --  Articles of Amendment to the Restated Articles of
                          Incorporation of the Company dated as of July 29, 1998.
                          (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998) SEC
                          File No. 0-24068, Exhibit 3.1).
            *3.3      --  Restated By-Laws of the Company, dated as of November 2,
                          1998 (Consolidated Graphics, Inc. Form 10-Q (September 30,
                          1998) SEC File No. 0-24068,
                          Exhibit 3.2).
            *3.4      --  Restated By-Laws of the Company as amended on June 23, 1999
                          (Consolidated Graphics, Inc. Form 10-Q (June 30, 1999)
                          SEC File No. 0-24068, Exhibit 3.4).
            *3.5      --  Amendments to the By-Laws of the Company on December 15,
                          1999 (Consolidated Graphics, Inc. Form 8-K (December 15,
                          1999) SEC File No. 0-24068, Exhibit 3.2).
            *4        --  Specimen Common Stock Certificate (Consolidated Graphics,
                          Inc. Form 10-K (March 31, 1998) SEC File No. 0-24068,
                          Exhibit 4.1).
            *4.1      --  Rights Agreement dated as of December 15, 1999 between
                          Consolidated Graphics, Inc. and American Stock Transfer and
                          Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred
                          Stock, as Exhibit B the form of Right Certificate and as
                          Exhibit C the form of summary of Rights to Purchase Shares
                          (Consolidated Graphics, Inc. Form 8-K (December 15, 1999)
                          SEC File No. 0-24068, Exhibit 4.1).
           *10.1      --  Revolving Credit Agreement among the Company and Texas
                          Commerce Bank National Association as Agent and Bank One of
                          Texas, N.A. as Co-Agent, dated as of June 5, 1997
                          (Consolidated Graphics, Inc. Form 10-K (March 31, 1997) SEC
                          File No. 0-24068, Exhibit 10.8).
           *10.2      --  First Amendment to the Revolving Credit Agreement among the
                          Company and Chase Bank of Texas as Agent and Bank One of
                          Texas, N.A. as Co-Agent, dated August 4, 1998 (Consolidated
                          Graphics, Inc. Form 10-Q (June 30, 1998) SEC File
                          No. 0-24068, Exhibit 10.1).

           *10.3      --  Second Amendment to the Revolving Credit Amendment among the
                          Company and Chase Bank of Texas as Agent and Bank One of
                          Texas, N.A. as Co-Agent, dated April 26, 1999. (Consolidated
                          Graphics, Inc. Form 10-K (March 31, 1999) SEC File
                          No. 0-24068, Exhibit 10.3).
            10.4      --  Third Amendment to the Revolving Credit Agreement among the
                          Company and Chase Bank of Texas N.A. as Agent, BankOne,
                          Texas N.A. as Co-Agent, Comerica Bank-Texas as Co-Agent, and
                          First Union National Bank as Co-Agent, dated September 22,
                          1999.
           *10.5      --  Fourth Amendment to the Revolving Credit Agreement among the
                          Company and Chase Bank of Texas N.A. as Agent, BankOne,
                          Texas N.A. as Co-Agent, Comerica Bank-Texas as Co-Agent, and
                          First Union National Bank as Co-Agent, dated November 12,
                          1999 (Consolidated Graphics, Inc. Form 10-Q (December 31,
                          1999) SEC File No. 0-24068, Exhibit 10.1).
            10.6      --  Fifth Amendment to the Revolving Credit Agreement among the
                          Company and Chase Bank of Texas N.A. as Agent, BankOne Texas
                          N.A. as Co-Agent, Comerica Bank-Texas as Co-Agent, and First
                          Union National Bank as Co-Agent, dated May 12, 2000.
           *10.7      --  1994 Consolidated Graphics, Inc. Long-Term Incentive Plan
                          (Consolidated Graphics, Inc. Registration Statement on
                          Form S-1 (Reg. No. 33-77468), Exhibit 10.14).
           *10.8      --  First Amendment to Consolidated Graphics, Inc. Long-Term
                          Incentive Plan (reflecting an increase in the number of
                          shares of Common Stock authorized to be issued thereunder
                          from 367,500 to 967,500) (Consolidated Graphics, Inc.
                          Registration Statement on Form S-8 (Reg. No. 333-66019),
                          Exhibit 4.2).
           *10.9      --  Second Amendment to Consolidated Graphics, Inc. Long-Term
                          Incentive Plan, as amended (reflecting an increase in the
                          number of shares of Common Stock authorized to be issued
                          thereunder from 1,935,000 to 3,435,000) (Consolidated
                          Graphics, Inc. Registration Statement on Form S-8 (Reg.
                          No. 333-66019), Exhibit 4.3).
            21        --  List of Subsidiaries.
            23.1      --  Consent of Arthur Andersen LLP.
            24        --  Powers of Attorney.
            27        --  Edgar financial data schedule.

------------

  * Incorporated by reference.

 (b)     REPORTS ON FORM 8-K:

         1) Form 8-K, filed January 14, 2000 in connection with the press release announcing the appointment of an Executive Vice President and Chief Administrative Officer and an update on the status of the Company's share repurchase program.

         2) Form 8-K, filed January 26, 2000 in connection with the press release announcing the Company's fiscal 2000 third quarter results.

         3) Form 8-K, filed April 26, 2000 in connection with the press release announcing the Company's fiscal 2000 fourth quarter results and an update on the Company's share repurchase program.

         4) Form 8-K, filed May 9, 2000 in connection with the press release announcing the formation of a strategic alliance with Standard Register.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNDER DULY AUTHORIZED, IN THE CITY OF HOUSTON, STATE OF TEXAS ON THE 26TH DAY OF JUNE, 2000.

                                          CONSOLIDATED GRAPHICS, INC.

                                          By:      /s/:  JOE R. DAVIS
                                             -----------------------------------
                                                        JOE R. DAVIS
                                          PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                             CHAIRMAN OF THE BOARD OF DIRECTORS

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                      TITLE                              DATE
                  ---------                                      -----                              ----
              /s/:JOE R. DAVIS                        President, Chief Executive
         ----------------------------
                JOE R. DAVIS                             Officer and Director                  June 26, 2000
                                                     (Principal Executive Officer)

         /s/:G. CHRISTOPHER COLVILLE             Executive Vice President -- Mergers
         ----------------------------
           G. CHRISTOPHER COLVILLE               and Acquisitions; Chief Financial and         June 26, 2000
                                                   Accounting Officer and Secretary

             LARRY J. ALEXANDER*                               Director
         ----------------------------
             LARRY J. ALEXANDER

              BRADY F. CARRUTH*                                Director
         ----------------------------
              BRADY F. CARRUTH

             CLARENCE C. COMER*                                Director
         ----------------------------
              CLARENCE C. COMER

               GARY L. FORBES*                                 Director
         ----------------------------
               GARY L. FORBES

              JAMES H. LIMMER*                                 Director
         ----------------------------
               JAMES H. LIMMER

                HUGH N. WEST*                                  Director
         ----------------------------
                HUGH N. WEST

            * By:/s/:JOE R. DAVIS
         ----------------------------
                JOE R. DAVIS                                                                   June 26, 2000
              Attorney-in-Fact

                            FINANCIAL SUPPLEMENT TO
          ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2000

                          CONSOLIDATED GRAPHICS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants...............................      19

Consolidated Balance Sheets at March 31, 2000 and 1999.................      20

Consolidated Income Statements for the Years Ended March 31, 2000,
  1999 and 1998........................................................      21

Consolidated Statements of Shareholders' Equity for the Years
  Ended March 31, 2000, 1999 and 1998..................................      22

Consolidated Statements of Cash Flows for the Years Ended March 31,
  2000, 1999 and 1998..................................................      23

Notes to Consolidated Financial Statements.............................      24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Consolidated Graphics, Inc.:

We have audited the accompanying consolidated balance sheets of Consolidated Graphics, Inc. (a Texas corporation) and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
May 10, 2000

                          CONSOLIDATED GRAPHICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                  MARCH 31
                                            ---------------------
                                              2000        1999
                                            --------    ---------
               ASSETS

CURRENT ASSETS:
     Cash and cash equivalents.......       $  8,197    $   6,538
     Accounts receivable, net........        115,646       92,653
     Inventories.....................         32,670       27,345
     Prepaid expenses................          4,947        3,983
                                            --------    ---------
           Total current assets......        161,460      130,519
PROPERTY AND EQUIPMENT, net..........        310,344      230,733
GOODWILL, net........................        198,588      121,744
OTHER ASSETS.........................          6,885        6,658
                                            --------    ---------
                                            $677,277    $ 489,654
                                            ========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term
       debt..........................       $  5,083    $   2,869
     Accounts payable................         55,780       36,920
     Accrued liabilities.............         35,260       38,028
     Income taxes payable............          3,607        2,941
                                            --------    ---------
           Total current
             liabilities.............         99,730       80,758
LONG-TERM DEBT, net of current
  portion............................        261,407      170,574
DEFERRED INCOME TAXES................         43,609       23,868
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value;
       100,000,000 shares authorized;
       13,708,396 and 14,649,885
       issued and outstanding........            137          146
     Additional paid-in capital......        161,984      136,488
     Retained earnings...............        110,410       77,820
                                            --------    ---------
           Total shareholders'
             equity..................        272,531      214,454
                                            --------    ---------
                                            $677,277    $ 489,654
                                            ========    =========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               YEAR ENDED MARCH 31
                                         --------------------------------
                                           2000        1999        1998
                                         --------    --------    --------
SALES................................    $624,895    $435,961    $231,282

COST OF SALES........................     437,345     298,935     157,906
                                         --------    --------    --------

     Gross profit....................     187,550     137,026      73,376

SELLING EXPENSES.....................      61,267      42,767      22,365

GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      48,677      33,605      17,628
                                         --------    --------    --------

     Operating income................      77,606      60,654      33,383

INTEREST EXPENSE.....................      13,584       7,841       3,844

INTEREST INCOME......................        (108)        (96)       (124)
                                         --------    --------    --------

     Income before income taxes......      64,130      52,909      29,663

INCOME TAXES.........................      25,651      20,634      11,273
                                         --------    --------    --------

NET INCOME...........................    $ 38,479    $ 32,275    $ 18,390
                                         ========    ========    ========

BASIC EARNINGS PER SHARE.............       $2.54       $2.35       $1.46
                                         ========    ========    ========

DILUTED EARNINGS PER SHARE...........       $2.51       $2.28       $1.40
                                         ========    ========    ========

          See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                            COMMON STOCK       ADDITIONAL
                                         ------------------     PAID-IN      RETAINED
                                         SHARES     AMOUNT      CAPITAL      EARNINGS      TOTAL
                                         -------    -------    ----------    ---------    --------
BALANCE, March 31, 1997..............    12,450      $124       $ 39,168     $ 27,155     $ 66,447
     Common stock
        issuance  -- acquisitions....       330         3         16,559                    16,562
     Exercise of stock options.......       180         2          3,931                     3,933
     Net income......................                                          18,390       18,390
                                         ------      ----       --------     --------     --------
BALANCE, March 31, 1998..............    12,960       129         59,658       45,545      105,332
     Common stock
        issuance  -- acquisitions....     1,518        15         75,224                    75,239
     Exercise of stock options.......       171         2          1,606                     1,608
     Net income......................                                          32,275       32,275
                                         ------      ----       --------     --------     --------
BALANCE, March 31, 1999..............    14,649       146        136,488       77,820      214,454
     Common stock
        issuance  -- acquisitions....     1,046        11         48,839                    48,850
     Exercise of stock options.......        83         1          1,118                     1,119
     Retirement of common stock......    (2,070)      (21)       (24,461)      (5,889)     (30,371)
     Net income......................                                          38,479       38,479
                                         ------      ----       --------     --------     --------
BALANCE, March 31, 2000..............    13,708      $137       $161,984     $110,410     $272,531
                                         ======      ====       ========     ========     ========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                 YEAR ENDED MARCH 31
                                        -------------------------------------
                                          2000           1999          1998
                                        ---------      --------      --------
OPERATING ACTIVITIES:
Net income...........................   $  38,479      $ 32,275      $ 18,390
Adjustments to reconcile net income
  to net cash provided by operating
  activities  --
     Depreciation and amortization...      32,881        20,209        10,040
     Deferred income tax provision...      15,135         2,697         3,148
     Changes in assets and
        liabilities, net of effects
        of acquisitions  --
           Accounts receivable.......      (6,070)          665        (6,242)
           Inventories...............      (1,633)        2,747         2,056
           Prepaid expenses..........        (561)         (594)         (497)
           Other assets..............         512         1,729          (931)
           Accounts payable and
             accrued liabilities.....     (11,351)       (2,964)        3,702
           Income taxes payable......         927         3,632           322
                                        ---------      --------      --------
                Net cash provided by
                   operating
                   activities........      68,319        60,396        29,988
                                        ---------      --------      --------
INVESTING ACTIVITIES:
Acquisitions of businesses, net of
  cash acquired......................     (70,005)     (119,986)      (42,784)
Purchases of property and
  equipment..........................     (25,172)      (30,429)      (10,587)
Proceeds from asset dispositions.....       2,597         1,094         2,641
                                        ---------      --------      --------
                Net cash used in
                   investing
                   activities........     (92,580)     (149,321)      (50,730)
                                        ---------      --------      --------
FINANCING ACTIVITIES:
Proceeds from revolving credit
  facilities.........................     678,800       306,165       200,892
Payments on revolving credit
  facilities.........................    (618,860)     (212,649)     (174,712)
Payments on long-term debt...........      (4,506)       (4,202)       (5,291)
Payments to repurchase and retire
  common stock.......................     (30,371)        --            --
Proceeds from exercise of stock
  options and other..................         857           881         1,485
                                        ---------      --------      --------
                Net cash provided by
                   financing
                   activities........      25,920        90,195        22,374
                                        ---------      --------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS........................       1,659         1,270         1,632
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR..................       6,538         5,268         3,636
                                        ---------      --------      --------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR...............................   $   8,197      $  6,538      $  5,268
                                        =========      ========      ========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND PERCENTAGES)

1.  BUSINESS

     Consolidated Graphics, Inc. (collectively with its subsidiaries referred to as the "Company"), a Texas corporation, is a leading national provider of commercial printing services. At March 31, 2000, the Company operated 63 printing businesses in 25 states. The majority of the Company's sales are derived from traditional printing services, which include electronic prepress, printing, finishing, storage and delivery of high-quality, custom-designed products. Examples of such products include multicolor product and capability brochures, shareholder communications, catalogs, training manuals, point-of-purchase marketing materials, trading cards and direct mail pieces.

     The Company utilizes its expertise in digital information processes to provide electronic products and services that can be separate from, or complementary to, its traditional printing services. Electronic products and services include a custom on-line digital asset management system, proprietary software used by customers for on-line print purchasing, ordering, workflow management and fulfillment, and other "e-outsourcing" solutions (such as repurposing of digital data for print customers with multi-channel distribution needs and development of interactive database applications). The Company also offers fulfillment and inventory management services at certain locations.

     The Company's customers include national and local corporations, mutual fund companies, advertising agencies, graphic design firms, catalog retailers and direct mail distributors. The Company believes that its large customer base, broad geographic coverage of the United States and wide range of printing capabilities and other services may reduce its exposure to economic fluctuations that may generally affect segments of the printing industry or any one region of the country.

2.  SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

  ACCOUNTING POLICIES

     The accounting policies of the Company reflect industry practices and conform to accounting principles generally accepted in the United States. The more significant of such accounting policies are described below.

     PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements, actual results could differ from these estimates.

     CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE -- The Company recognizes revenue upon delivery of each job. Losses, if any, on jobs are recognized at the earliest date such amount is determinable. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 10% of the Company's revenues during the years ended March 31, 2000, 1999 and 1998. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of trade accounts receivable.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND PERCENTAGES)

Accounts receivable in the accompanying consolidated balance sheets are reflected net of allowance for doubtful accounts of $2,763 and $4,968 at March 31, 2000 and 1999.

     INVENTORIES -- Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. The carrying values of inventories are set forth below:

                                                  MARCH 31
                                            ---------------------
                                             2000          1999
                                            -------       -------
Raw materials...........................    $11,130       $ 9,890
Work in progress........................     19,382        14,745
Finished goods..........................      2,158         2,710
                                            -------       -------
                                            $32,670       $27,345
                                            =======       =======

     GOODWILL -- Goodwill represents the excess of cost over the estimated fair value of identifiable assets of businesses acquired. Goodwill is stated at cost, net of accumulated amortization, and is being amortized over forty years using the straight-line method. Accumulated amortization of goodwill was $4,458 and $2,122 at March 31, 2000 and 1999.

     IMPAIRMENT OF LONG-LIVED ASSETS -- The Company periodically evaluates whether the remaining balances of property and equipment, goodwill or other long-lived assets may be recoverable by assessing current and future levels of income and cash flows on an undiscounted basis, as well as other factors, such as business trends and general market conditions. The Company has not recorded any impairment losses with respect to property and equipment, goodwill or other long-lived assets.

     NEW ACCOUNTING PRONOUNCEMENTS -- Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued in June 1998. It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, SFAS No. 137, DEFERRAL OF THE EFFECTIVE DATE OF SFAS No. 133, was issued and defers the adoption date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 is required to be applied by June 30, 2000. Management does not believe that the adoption of SFAS No. 133 or SAB No. 101 will have a material impact on the Company's consolidated financial position or consolidated results of operations.

  OTHER INFORMATION

     SUPPLEMENTAL CASH FLOW INFORMATION -- The consolidated statements of cash flows provide information about the Company's sources and uses of cash and exclude the effects of non-cash transactions. Significant non-cash transactions primarily include the issuance of common stock and the assumption of debt in connection with the acquisition of certain printing businesses (see Note 3. Acquisitions) and accounts payable of $21,123 related to the purchase of printing presses as of March 31, 2000. Additionally, the Company issued term equipment notes payable totaling $26,907, $8,278 and $6,286 for the years ended March 31, 2000, 1999 and 1998 (See Note 5. Long-Term Debt). Such notes were issued to satisfy certain accounts payable totaling $10,716 and $5,073 as of March 31, 1999 and 1998, related to the purchase of printing presses, and to acquire additional printing presses for $16,191 and $3,205 during the years ended March 31, 2000 and 1999.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND PERCENTAGES)

     The following is a summary of the total cash paid for interest and income taxes (net of refunds):

                                                 YEAR ENDED MARCH 31
                                            -----------------------------
                                             2000       1999       1998
                                            -------    -------    -------
CASH PAID FOR:
     Interest...........................    $12,846    $ 7,237    $ 3,482
     Income taxes.......................      9,850     12,931      7,086

     ACCRUED LIABILITIES -- The significant components of accrued liabilities are as follows:

                                                  MARCH 31
                                            ---------------------
                                             2000          1999
                                            -------       -------
Compensation and benefits...............    $14,426       $12,518
Taxes payable...........................      3,293         3,177
Accrued purchases.......................      2,759         2,627
Other...................................     14,782        19,706
                                            -------       -------
                                            $35,260       $38,028
                                            =======       =======

     EARNINGS PER SHARE -- Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. For the years ended March 31, 2000, 1999 and 1998, the weighted average number of common shares outstanding were 15,154,683, 13,761,809 and 12,597,510. Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options outstanding. For the years ended March 31, 2000, 1999 and 1998, the weighted average number of common shares and dilutive stock options outstanding were 15,335,583, 14,126,362 and 13,112,023.

     RELATED PARTY TRANSACTIONS -- The Company leases, under terms it believes are comparable to market rates, certain real estate from individuals who formerly owned an acquired business and are now employed by the Company.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The Company's financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not hold or issue derivative financial instruments. The Company believes that the fair value of its financial instruments, other than fixed rate debt obligations totaling $52,253 at March 31, 2000, approximates their recorded values. The Company estimates that the fair value of its fixed rate debt obligations at March 31, 2000 is $51,242. Such estimate of fair value is based on interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.

     CONCENTRATIONS OF CREDIT RISK -- Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash deposits and trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited because the Company's printing businesses provide services to a broad range of customers in various geographical regions. Management performs ongoing credit evaluations of its customers and generally does not require collateral for the extension of credit. Additionally, the Company provides an allowance for doubtful accounts as deemed necessary based upon the expected collectibility of all such accounts.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND PERCENTAGES)

3.  ACQUISITIONS

     All acquisitions have been accounted for using the purchase method of accounting. Revenues and expenses of the businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The allocation of purchase price to the assets and liabilities acquired is based on estimates of fair market value. The allocation of purchase price in connection with certain acquisitions in fiscal 2000 may be prospectively revised when additional information the Company is awaiting concerning certain liability valuations, other than contingent transaction consideration, is obtained, provided that such information is received no later than one year after the date of acquisition. The Company expects that such additional information will not result in a material adjustment, in the aggregate, to the balances reflected in the accompanying consolidated financial statements pursuant to the preliminary purchase price allocations. Contingent transaction consideration is accrued and reflected as an additional cost of the transaction when payment thereof is deemed to be probable by the Company.

     The Company completed the following acquisitions in fiscal 2000:

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

     To complete the aforementioned acquisitions, in the aggregate, the Company paid cash of $42,044, issued 1,032,407 shares of its common stock and discharged debt and paid other liabilities of the acquired businesses totaling $24,477. Additionally, debt of the acquired businesses totaling $10,706 remained outstanding following the acquisitions. During fiscal 2000 the Company also issued 13,332 shares of its common stock and paid cash of $3,484 pursuant to earnout agreements entered into in connection with certain prior year acquisitions.

     During fiscal 1999, the Company acquired 19 printing businesses. To complete these acquisitions, in the aggregate, the Company paid cash of $61,824, issued 1,493,673 shares of its common stock and discharged debt and paid other liabilities of the acquired businesses totaling $54,295. Additionally, debt of the acquired businesses totaling $476 remained outstanding following the acquisitions. The Company also issued 23,861 shares of its common stock and paid cash of $700 pursuant to earnout agreements entered into in connection with certain prior year acquisitions.

     During fiscal 1998, the Company acquired 13 printing businesses. To complete these acquisitions, in the aggregate, the Company paid cash of $28,933, issued 317,713 shares of its common stock and discharged debt of the acquired businesses totaling $13,851. Additionally, debt of the acquired businesses totaling $6,349 remained outstanding following the acquisitions, together with accruals totaling $3,167 for the purchase of certain printing presses which were paid in fiscal 1999. The

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND PERCENTAGES)

Company also issued 13,334 shares of its common stock pursuant to an earnout agreement entered into in connection with a prior year acquisition.

     The following table sets forth unaudited pro forma information assuming that for the year ended March 31, 2000, the acquisitions in fiscal 2000 were completed on April 1, 1999, and for the year ended March 31, 1999, each of the acquisitions in fiscal 1999 and 2000 occurred on April 1, 1998.

                                              YEAR ENDED MARCH 31
                                            -----------------------
                                              2000           1999
                                            --------       --------
                                                  (UNAUDITED)
Sales...................................    $669,086       $682,625
Net income..............................      40,675         44,451
Diluted earnings per share..............        2.62           2.78

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

4.  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated depreciation. The costs of major renewals and betterments are capitalized; repairs and maintenance costs are expensed when incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the various classes of assets.

     The following is a summary of the Company's property and equipment and their estimated useful lives:


                                                MARCH 31
                                         ----------------------        ESTIMATED
             DESCRIPTION                   2000          1999        LIFE IN YEARS
             -----------                 --------      --------      -------------
Land.................................    $  7,615      $  5,061          --
Buildings and leasehold
  improvements.......................      49,669        37,965          15-40
Printing presses and equipment.......     292,583       210,469           7-20
Computer equipment and software......      16,192         8,964            2-5
Furniture, fixtures and other........       9,090         7,095            5-7
                                         --------      --------
                                          375,149       269,554
Less  -- accumulated depreciation....     (64,805)      (38,821)
                                         --------      --------
                                         $310,344      $230,733
                                         ========      ========

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND PERCENTAGES)

5.  LONG-TERM DEBT

     The following is a summary of the Company's long-term debt as of:

                                                MARCH 31
                                         ----------------------
                                           2000          1999
                                         --------      --------
Revolving credit facilities..........    $208,337      $148,397
Term equipment notes.................      50,974        19,966
Other................................       7,179         5,080
                                         --------      --------
                                          266,490       173,443
Less  -- current portion.............      (5,083)       (2,869)
                                         --------      --------
                                         $261,407      $170,574
                                         ========      ========

     The Company's primary revolving credit facility (the "Credit Agreement") was obtained from a syndicate of commercial banks and, as amended in September 1999, has a maximum borrowing capacity of $245,000, of which $198,413 was outstanding at March 31, 2000. Borrowings outstanding under the Credit Agreement are unsecured and accrue interest, at the Company's option, at either (1) the London Interbank Offered Rate (LIBOR) plus .50% to 1.50% based upon the Company's Debt to Pro Forma EBITDA ratio as defined, redetermined quarterly, or
(2) an alternate base rate based upon the agent bank's prime lending rate or Federal Funds effective rate. The Company is also required to pay a commitment fee on available but unused amounts ranging from .10% to .35% per annum. The Credit Agreement will mature July 31, 2001, and the Company must repay all amounts outstanding as of that date. On March 31, 2000, borrowings outstanding under the Credit Agreement were subject to a weighted average interest rate of 6.83%. In addition, the Company has an auxiliary revolving credit facility (the 'Auxiliary Facility") with a commercial bank which has a maximum borrowing capacity of $10,000, of which $9,924 was outstanding at March 31, 2000. The interest rate applicable to all borrowings under the Auxiliary Facility at March 31, 2000 was 6.66%.

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

     The term equipment notes consist primarily of term notes payable pursuant to printing equipment purchase and financing agreements between the Company and Komori America Corporation (the "Komori Agreement") and the Company and Heidelberg, USA (the "Heidelberg Agreement"). The term notes payable under both the Komori Agreement and Heidelberg Agreement provide for fixed monthly principal and interest payments over ten years and are secured by the purchased printing equipment. At March 31, 2000, outstanding borrowings under the Komori Agreement totaled $28,862 and were subject to a weighted average interest rate of 7.13%. At March 31, 2000, outstanding borrowings under the Heidelberg Agreement totaled $18,048 and were subject to a weighted average interest rate of 8.09%. The remaining balance of term equipment notes totaling $4,064 primarily consists of various secured debt obligations assumed by the Company in connection with certain fiscal 2000 acquisitions. The Company is not subject to any significant financial covenants or restrictions in connection with any of the term equipment notes described above.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND PERCENTAGES)

     The Company's remaining debt obligations generally consist of mortgages, capital leases, promissory notes and industrial revenue bonds, some of which contain financial covenants and restrictions. The most significant of these restrictions place certain limits on future borrowings and acquisitions above specified levels. The Company believes these restrictions do not adversely affect its acquisition or operating strategies.

     The principal payment requirements by fiscal year under the Company's debt agreements are as follows: 2001 -- $5,083; 2002 -- $216,539; 2003 -- $5,933;
2004  -- $6,844; 2005  -- $6,165; thereafter  -- $25,926.

6.  INCOME TAXES

     The provision for income taxes is composed of the following:

                                              YEAR ENDED MARCH 31
                                         -----------------------------
                                          2000       1999       1998
                                         -------    -------    -------
Current..............................    $10,516    $17,936    $ 7,144
Deferred.............................     15,135      2,698      4,129
                                         -------    -------    -------
                                         $25,651    $20,634    $11,273
                                         =======    =======    =======

     The provision for income taxes differs from an amount computed at the statutory rates as follows:

                                                 YEAR ENDED MARCH 31
                                         -----------------------------------
                                          2000          1999          1998
                                         -------       -------       -------
Provision at the statutory rate......    $22,446       $18,518       $10,085
State income taxes, net of federal
  income tax benefit.................      1,965         1,279           965
Non-deductible expenses:
     Amortization of goodwill........        900           532            65
     Other...........................        340           305           158
                                         -------       -------       -------
                                         $25,651       $20,634       $11,273
                                         =======       =======       =======

     Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts as measured based on enacted tax laws and regulations. The components of the net deferred income tax liability are as follows:

                                                   MARCH 31
                                         -----------------------------
                                          2000       1999       1998
                                         -------    -------    -------
Property and equipment...............    $36,493    $27,103    $17,952
Other................................      7,116     (3,235)    (2,279)
                                         -------    -------    -------
Net deferred income tax liability....    $43,609    $23,868    $15,673
                                         =======    =======    =======

7.  COMMITMENTS AND CONTINGENCIES

     The Company's minimum payments each fiscal year under its noncancelable operating lease agreements for facilities and equipment are as follows:
2001  -- $9,139; 2002  -- $8,325; 2003  -- $6,691; 2004  -- $4,969;
2005  -- $3,589; thereafter  -- $5,463. Total rent expense was $9,574, $5,234 and $2,729 for the years ended March 31, 2000, 1999 and 1998.

     In connection with certain acquisitions, the Company has agreed to issue additional shares of its common stock or make additional cash payments contingent upon the acquired printing businesses improving operating profits in excess of certain pre-determined targets. At March 31, 2000, the

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND PERCENTAGES)

Company was contingently obligated through fiscal 2005 to issue up to a total of 460,488 shares of its common stock and make additional cash payments of up to $25,526 for all periods in the aggregate.

     From time to time, the Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, there are no legal proceedings or claims pending against the Company that management believes will have a material adverse effect upon the Company's consolidated financial position or consolidated results of operations.

8.  STOCK OPTIONS

     Employees of the Company and certain nonemployee members of the Company's Board of Directors have been or may be granted rights to purchase shares of its common stock pursuant to the Consolidated Graphics, Inc. Long-Term Incentive Plan (the "Plan"). Options granted pursuant to the Plan may either be incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Options granted under the Plan are at a price not less than the market price of the stock at the date of grant and periodically vest over a term of up to ten years. Options granted under the Plan generally expire six months after the vesting period or termination of employment. At March 31, 2000, a total of 2,677,232 shares were reserved for issuance pursuant to the Plan, of which 1,440,572 shares were reserved for options which had not been granted.

     The Company accounts for the Plan under the provisions and related interpretations of APB No. 25, "Accounting for Stock Issued to Employees." No compensation expense or liability is recognized for such options in the accompanying consolidated financial statements since all options were granted at the fair market value of the stock at the date of grant.

     The following table sets forth option transactions under the Plan:

                                                               FOR THE YEARS ENDED MARCH 31
                                         ------------------------------------------------------------------------
                                                  2000                     1999                     1998
                                         ----------------------    ---------------------    ---------------------
                                                      WEIGHTED                 WEIGHTED                 WEIGHTED
                                                       AVERAGE                  AVERAGE                  AVERAGE
                                                      EXERCISE                 EXERCISE                 EXERCISE
                                          SHARES        PRICE       SHARES       PRICE       SHARES       PRICE
                                         ---------    ---------    --------    ---------    --------    ---------
Outstanding at April 1...............    1,363,927     $40.54       808,048     $19.10       794,350     $ 9.91
     Granted.........................      205,641      24.32       793,985      55.12       257,066      41.70
     Exercised.......................      (83,766)     10.40      (170,392)     11.28      (180,460)      8.59
     Forfeited.......................     (249,142)     47.58       (67,714)     29.62       (62,908)     26.10
                                         ---------                 --------                 --------
Outstanding at March 31..............    1,236,660      38.36      1,363,927     40.54       808,048      19.10
                                         =========                 ========                 ========
Shares exercisable at March 31.......      323,891     $23.53       217,842     $14.94       210,590     $ 9.20
                                         =========                 ========                 ========

     Had the Company used the fair value-based method of accounting for the Plan prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net income and diluted earnings per share would have been reduced to the following pro forma amounts:

                                                FOR THE YEARS ENDED MARCH 31
                                         ------------------------------------------
                                                2000                   1999
                                         -------------------    -------------------
                                            AS         PRO         AS         PRO
                                         REPORTED     FORMA     REPORTED     FORMA
                                         --------    -------    --------    -------
Net income...........................    $ 38,479    $35,847    $ 32,275    $30,129
Diluted earnings per share...........    $   2.51    $  2.40    $   2.28    $  2.19

     The pro forma compensation expense may not be representative of future amounts because options vest over several years and additional options may be granted in future years.

                          CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND PERCENTAGES)

     The weighted-average grant date fair value of options granted during fiscal 2000 and 1999 was $15.96 and $34.64, respectively. The weighted-average grant date fair value of options was determined by utilizing the Black-Scholes option-pricing model with the following key assumptions:

                                         2000          1999
                                         -----         -----
Dividend yield.......................      --            --
Expected volatility..................     74.9%         51.5%
Average risk-free interest rate......      6.3%          5.4%
Average expected life................      5.0 yrs.      8.5 yrs.

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

9.  UNAUDITED QUARTERLY FINANCIAL DATA

     The following table contains selected quarterly financial data from the consolidated income statements for each quarter of fiscal 2000 and 1999. The Company believes this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                           4TH         3RD         2ND         1ST
                                         QUARTER     QUARTER     QUARTER     QUARTER
                                         --------    --------    --------    --------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 2000:
Sales................................    $167,772    $158,408    $152,886    $145,829
Gross profit.........................      48,068      46,213      47,592      45,677
Net income...........................       8,168       8,855      10,763      10,693
Basic earnings per share.............         .58         .56         .69         .71
Diluted earnings per share...........         .58         .56         .68         .70

FISCAL 1999:
Sales................................    $129,313    $118,278    $103,270    $ 85,100
Gross profit.........................      40,389      37,150      32,401      27,086
Net income...........................       9,590       8,651       7,504       6,530
Basic earnings per share.............         .66         .61         .56         .50
Diluted earnings per share...........         .65         .60         .54         .48

     Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal annual earnings per share.

                          CONSOLIDATED GRAPHICS, INC.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                             ON SUPPLEMENTARY DATA

To Consolidated Graphics, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Consolidated Graphics, Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated May 10, 2000, in which we expressed an unqualified opinion. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Valuation and Qualifying Accounts Schedule (Schedule II) listed in the index at Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
May 10, 2000

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                            UTILIZATION
                                                BALANCE AT    AMOUNT        OF RESERVE                 BALANCE AT
                                                BEGINNING     CHARGED TO     (NET OF                    END OF
                DESCRIPTION                     OF YEAR       EXPENSE       RECOVERIES)     OTHER        YEAR
--------------------------------------------    ----------    ----------    -----------     ------     ----------

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Year Ended March 31, 2000..............      $4,968       $ --           $(3,377)      $1,172(1)    $2,763

     Year Ended March 31, 1999..............       1,505          139            (172)       3,496(1)     4,968

     Year Ended March 31, 1998..............       1,241          201            (116)         179(1)     1,505

------------

  (1) Represents primarily the aggregate increase in the beginning balances arising from acquired businesses.