Form 10-Q
period 2000-06-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2000-08-14
CIK 921500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

   (MARK ONE)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 Yes [X] No [ ]

   The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at July 31, 2000 was 13,035,096.

                           CONSOLIDATED GRAPHICS, INC.

                   FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      INDEX

                                                                         PAGE
                                                                         ----
Part I -- Financial Information

   Item 1 -- Financial Statements

      Consolidated Balance Sheets at June 30, 2000 and March 31, 2000...  3

      Consolidated Income Statements for the Three Months Ended
        June 30, 2000 and 1999..........................................  4

      Consolidated Statements of Cash Flows for the Three Months Ended
        June 30, 2000 and 1999..........................................  5

      Notes to Consolidated Financial Statements........................  6

   Item 2 -- Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................  8

   Item 3 -- Quantitative and Qualitative Disclosure About Market Risk.. 11

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

   Item 4 -- Submission of Matters to a Vote of Security Holders........ 12

   Item 5 -- Other Information.......................................... 12

   Item 6 -- Exhibits and Reports on Form 8-K........................... 13

Signatures.............................................................. 14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED GRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                      JUNE 30,          MARCH 31,
                                                                                                        2000              2000
                                                                                                   ---------------   ---------------
                                           ASSETS                                                    (UNAUDITED)        (AUDITED)
CURRENT ASSETS:
       Cash and cash equivalents ...............................................................   $        12,425   $         8,197
       Accounts receivable, net ................................................................           113,988           115,646
       Inventories .............................................................................            34,085            32,670
       Prepaid expenses ........................................................................             5,787             4,947
                                                                                                   ---------------   ---------------
             Total current assets ..............................................................           166,285           161,460

PROPERTY AND EQUIPMENT, net ....................................................................           303,739           310,344

GOODWILL, net ..................................................................................           204,350           198,588

OTHER ASSETS ...................................................................................             7,426             6,885
                                                                                                   ---------------   ---------------
                                                                                                   $       681,800   $       677,277
                                                                                                   ===============   ===============


                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of long-term debt .......................................................   $         5,548   $         5,083
       Accounts payable ........................................................................            48,702            55,780
       Accrued liabilities .....................................................................            36,460            35,260
       Income taxes payable ....................................................................             7,678             3,607
                                                                                                   ---------------   ---------------
              Total current liabilities ........................................................            98,388            99,730

LONG-TERM DEBT, net of current portion .........................................................           264,714           261,407

DEFERRED INCOME TAXES ..........................................................................            44,640            43,609

COMMITMENTS AND CONTINGENCIES ..................................................................              --                --

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value; 100,000,000 shares authorized;
          13,034,346 and 13,708,396 issued and outstanding .....................................               130               137
       Additional paid-in capital ..............................................................           155,482           161,984
       Retained earnings .......................................................................           118,446           110,410
                                                                                                   ---------------   ---------------
              Total shareholders' equity .......................................................           274,058           272,531
                                                                                                   ---------------   ---------------
                                                                                                   $       681,800   $       677,277
                                                                                                   ===============   ===============

          See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                     ---------------------------
                                                         2000           1999
                                                     ------------   ------------
SALES ............................................   $    173,486   $    145,829
COST OF SALES ....................................        124,058        100,152
                                                     ------------   ------------

       Gross profit ..............................         49,428         45,677

SELLING EXPENSES .................................         17,406         14,091

GENERAL AND ADMINISTRATIVE EXPENSES ..............         13,717         11,100
                                                     ------------   ------------

       Operating income ..........................         18,305         20,486

INTEREST EXPENSE .................................          4,911          2,665
                                                     ------------   ------------

       Income before income taxes ................         13,394         17,821

PROVISION FOR INCOME TAXES .......................          5,358          7,128
                                                     ------------   ------------
NET INCOME .......................................   $      8,036   $     10,693
                                                     ============   ============

BASIC EARNINGS PER SHARE .........................   $        .59   $        .71
                                                     ============   ============
DILUTED EARNINGS PER SHARE .......................   $        .59   $        .70
                                                     ============   ============

          See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                       THREE MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                               ----------------------------------
                                                                                                     2000              1999
                                                                                               ---------------    ---------------
OPERATING ACTIVITIES:
       Net income ..........................................................................   $         8,036    $        10,693
       Adjustments to reconcile net income to net cash provided
             by operating activities --
            Depreciation and amortization ..................................................             9,177              7,203
            Deferred income tax provision ..................................................             1,031                270
            Changes in assets and liabilities, net of effects of acquisitions-
                Accounts receivable ........................................................             1,251              1,023
                Inventories ................................................................            (1,525)             2,797
                Prepaid expenses ...........................................................              (969)               372
                Other assets ...............................................................              (541)               295
                Accounts payable and accrued liabilities ...................................              (435)            (8,192)
                Income taxes payable .......................................................             4,063              6,315
                                                                                               ---------------    ---------------
                    Net cash provided by operating activities ..............................            20,088             20,776
                                                                                               ---------------    ---------------

INVESTING ACTIVITIES:
       Acquisitions of businesses, net of cash acquired ....................................            (1,845)           (15,228)
       Purchases of property and equipment .................................................            (5,090)            (3,835)
       Proceeds from asset dispositions ....................................................               599                267
                                                                                               ---------------    ---------------
                    Net cash used in investing activities ..................................            (6,336)           (18,796)
                                                                                               ---------------    ---------------

FINANCING ACTIVITIES:
       Proceeds from revolving credit facilities ...........................................            67,446             42,196
       Payments on revolving credit facilities .............................................           (69,240)           (42,315)
       Payments on long-term debt ..........................................................            (1,208)            (1,110)
       Payments to repurchase and retire common stock ......................................            (6,678)              --
       Proceeds from exercise of stock options and other ...................................               156                160
                                                                                               ---------------    ---------------
                    Net cash used in financing activities ..................................            (9,524)            (1,069)
                                                                                               ---------------    ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..................................................             4,228                911
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................................             8,197              6,538
                                                                                               ---------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................................   $        12,425    $         7,449
                                                                                               ===============    ===============

          See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively with its subsidiaries referred to as "the Company"). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2000 has been derived from the 2000 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission in June 2000. Certain reclassifications have been made to fiscal 2000 amounts to conform to the current year presentation.

      Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. For the three months ended June 30, 2000 and 1999, the basic weighted average shares outstanding were 13,600,779 and 15,083,396. Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options outstanding. For the three months ended June 30, 2000 and 1999, the weighted average number of common shares and dilutive stock options outstanding were 13,610,018 and 15,377,568.

      The consolidated statements of cash flows provide information about the Company's sources and uses of cash and exclude the effects of non-cash transactions. Significant non-cash transactions primarily include accounts payable totaling $17,541 related to the purchase of printing equipment as of June 30, 2000. Additionally, the Company issued term equipment notes payable totaling $6,774 (see Note 2. Long-Term Debt) during the three months ended June 30, 2000 to satisfy certain accounts payable totaling $2,373 as of March 31, 2000 related to the purchase of printing equipment and to acquire additional printing equipment for $4,401. The following is a summary of total cash paid for interest and income taxes (net of refunds).

                                                      THREE MONTHS ENDED
                                                            JUNE 30,
                                                    ------------------------
                                                     2000              1999
                                                    ------            ------
      CASH PAID FOR:

            Interest .............................  $4,583            $3,086
            Income Taxes .........................     264               547

                           CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

2.  LONG-TERM DEBT

      The following is a summary of the Company's long-term debt as of:

                                               JUNE 30,         MARCH 31,
                                                 2000             2000
                                             ------------     ------------
      Revolving credit facilities .......    $    206,543     $    208,337
      Term equipment notes ..............          56,786           50,974
      Other .............................           6,933            7,179
                                             ------------     ------------
                                                  270,262          266,490
      Less current portion ..............          (5,548)          (5,083)
                                             ------------     ------------
                                             $    264,714     $    261,407
                                             ============     ============

      The Company's primary revolving credit facility (the "Credit Agreement") was obtained from a syndicate of commercial banks and, as amended in September 1999, has a maximum borrowing capacity of $245,000, of which $196,876 was outstanding at June 30, 2000. The Credit Agreement will mature July 31, 2001, at which time all amounts outstanding thereunder will be due. On June 30, 2000 borrowings outstanding under the Credit Agreement were unsecured and accrued interest at a weighted average interest rate of 7.28%. In addition, the Company maintains an auxiliary revolving credit facility (the "Auxiliary Facility") with a commercial bank which provides for a maximum borrowing capacity of $10,000, of which $9,667 was outstanding at June 30, 2000. The interest rate applicable to all borrowings under the Auxiliary Facility at June 30, 2000 was 7.39%. The Company has initiated discussions with certain parties to refinance the Credit Agreement and expects to complete this refinancing during the second quarter of this fiscal year.

     The term equipment notes consist primarily of term notes payable pursuant to printing equipment purchase and financing agreements between the Company and Komori America Corporation (the "Komori Agreement") and the Company and Heidelberg, USA (the "Heidelberg Agreement"). The term notes payable under both the Komori Agreement and the Heidelberg Agreement provide for fixed monthly principal and interest payments over ten years and are secured by the purchased printing equipment. As of June 30, 2000, outstanding borrowings under the Komori Agreement totaled $28,709 and were subject to a weighted average interest rate of 7.06%. As of June 30, 2000 outstanding borrowings under the Heidelberg Agreement totaled $24,486 and were subject to a weighted average interest rate of 8.24%. The remaining balance of term equipment notes totaling $3,591 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants or restrictions in connection with any of the term equipment notes described above.

3.  ACQUISITIONS

      During the three months ended June 30, 2000, the Company paid cash of $1,845 to satisfy certain liabilities of acquired businesses that existed at March 31, 2000 or pursuant to earnout agreements entered into in connection with certain prior year acquisitions.

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

      THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND PERFORMANCE OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED HEREIN AND THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND OTHER DETAILED INFORMATION REGARDING THE COMPANY INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2000 AND OTHER REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE ENTIRE FISCAL YEAR ENDING MARCH 31, 2001 OR ANY PERIODS THEREAFTER.

OVERVIEW

      We are a leading national provider of general commercial printing services with printing operations in 25 states as of June 30, 2000. The majority of our sales are derived from traditional printing services, which include electronic prepress, printing, finishing, storage, and delivery of high-quality, custom-designed products. Examples of such products include multicolor product and capability brochures, shareholder communications, catalogs, training manuals, point-of-purchase marketing materials, trading cards and direct mail pieces. We have a diverse customer base, including national and local corporations, mutual fund companies, advertising agencies, graphic design firms, catalog retailers and direct mail distributors.

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

      Our printing operations maintain their own sales, estimating, customer service, prepress, production, postpress and accounting departments. Our corporate headquarters staff provides support to our printing operations in such areas as human resources, purchasing, and management information systems. We also maintain centralized risk management, treasury, investor relations, tax and consolidated financial reporting activities.

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

RESULTS OF OPERATIONS

      The following tables set forth the Company's historical income statements for the periods indicated:

                                                                                                     AS A PERCENTAGE
                                                                                                        OF SALES
                                                                                             ----------------------------------
                                                                   THREE MONTHS                        THREE MONTHS
                                                                  ENDED JUNE 30,                      ENDED JUNE 30,
                                                         ---------------------------------   ----------------------------------
                                                               2000             1999              2000               1999
                                                         ---------------   ---------------   ---------------    ---------------
                                                                   (IN MILLIONS)
Sales ................................................   $         173.5   $         145.8             100.0%             100.0%
Cost of sales ........................................             124.1             100.1              71.5               68.7
                                                         ---------------   ---------------   ---------------    ---------------
      Gross profit ...................................              49.4              45.7              28.5               31.3
Selling expenses .....................................              17.4              14.1              10.0                9.7
General and administrative expenses ..................              13.7              11.1               7.9                7.6
                                                         ---------------   ---------------   ---------------    ---------------
      Operating income ...............................              18.3              20.5              10.6               14.0
Interest expense .....................................               4.9               2.7               2.9                1.8
                                                         ---------------   ---------------   ---------------    ---------------
      Income before income taxes .....................              13.4              17.8               7.7               12.2
Provision for income taxes ...........................               5.4               7.1               3.1                4.9
                                                         ---------------   ---------------   ---------------    ---------------
      Net income .....................................   $           8.0   $          10.7               4.6%               7.3%
                                                         ===============   ===============   ===============    ===============

      Acquisitions in fiscal 2000 are the primary causes of the increases in our revenues and expenses since June 30, 1999. Each of the acquisitions in fiscal 2000 were accounted for under the purchase method of accounting; accordingly, our consolidated income statements reflect revenues and expenses of those acquired businesses only for post-acquisition periods.

      For more information regarding our fiscal 2000 acquisitions, refer to "Notes to Consolidated Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

QUARTER ENDED JUNE 30, 2000 COMPARED WITH QUARTER ENDED JUNE 30, 1999

      Sales increased 19.0% to $173.5 million for the quarter ended June 30, 2000, from $145.8 million for the same period last year, due primarily to the incremental revenue contribution of 13 acquisitions in fiscal 2000 (the "2000 Acquired Businesses").

      Gross profit increased 8.2% to $49.4 million for the quarter ended June 30, 2000, from $45.7 million for the same period last year, primarily due to the incremental profit contribution of the 2000 Acquired Businesses. Gross profit as a percentage of sales decreased to 28.5% during the quarter from 31.3% for the same period a year ago. This decrease resulted from continuation of an aggressive pricing strategy implemented in the previous quarter to increase sales volume and gain market share, coupled with higher depreciation expense attributable to capital expenditures.

      Selling expenses increased 23.5% to $17.4 million for the quarter ended June 30, 2000, from $14.1 million for the same period last year, primarily due to the increased sales levels noted above. Selling expenses as a percentage of sales increased to 10.0% for the quarter ended June 30, 2000, as compared to 9.7% in the same period last year, due primarily to marketing costs attributable to the Company's pursuit of its national accounts and e-business initiatives.

      General and administrative expenses increased 23.6% to $13.7 million for the quarter ended June 30, 2000, from $11.1 million for the same period last year. This increase is due primarily to the addition of the 2000 Acquired Businesses. General and administrative expenses as a percentage of sales increased to 7.9% during the quarter, as compared to 7.6% in the same period last year, due to a proportionally higher level of general and administrative expenses, including amortization of goodwill, incurred as a result of the 2000 Acquired Businesses.

      Net interest expense increased to $4.9 million for the quarter ended June 30, 2000, from $2.7 million for the same period last year, primarily due to a net increase in borrowings and higher interest rates paid under our revolving credit facilities, together with the addition of term equipment notes related to the purchase of printing equipment.

      Effective income tax rates remained constant at 40% for the three months ended June 30, 2000 as compared to the corresponding period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2000, we had cash and cash equivalents of $12.4 million, working capital of $67.9 million and total debt outstanding of $270.3 million. We used cash totaling $1.8 million during the quarter to pay certain liabilities, including earnout obligations, related to prior year acquisitions. Cash utilized for capital expenditures during the quarter was $5.1 million, and we also paid $6.7 million to repurchase 700,000 shares of our common stock pursuant to our share repurchase program.

      Our cash requirements are financed through internally generated funds and borrowings under our revolving credit facilities. We generated cash flow from operations (net income plus depreciation, amortization, and deferred tax provision) of $18.2 million for the quarter ended June 30, 2000, which exceeded our cash requirements for the quarter and enabled us to reduce the balance outstanding on our revolving credit facilities by $1.8 million during the quarter. We incurred debt during the quarter to finance certain equipment purchases in fiscal 2000 totaling $2.4 million and fiscal 2001 totaling $4.4 million.

INVESTING ACTIVITIES

      Pursuant to earnout agreements entered into in connection with certain acquisitions, we paid $1.4 million during the quarter ended June 30, 2000 and, as of that date, we were contingently obligated at certain times and under certain circumstances through fiscal 2005 to issue up to 629,333 shares of our common stock and to make additional cash payments of up to $24.0 million for all periods in the aggregate.

     We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions and at returns relative to alternative opportunities to invest our available capital, including the repurchase of our common stock. There can be no assurance that we will be able to acquire additional businesses or shares of our common stock at prices and on terms acceptable to us in the future. In addition, there can be no assurances that we will be able to establish, maintain or increase the profitability of any acquired business.

      To fund future repurchases of our common stock, we expect to utilize cash flow from operations and borrowings under our revolving credit facilities. We expect to fund future acquisitions through cash flow from operations, borrowings under our revolving credit facilities or the issuance of our common stock. To the extent we seek to expand our share repurchase program or fund a significant portion of the consideration for future acquisitions with cash, we may have to increase the amount of our revolving credit facilities or obtain alternative sources of financing, although there can be no assurance that we will be able to do so.

      We also expect to continue making capital expenditures using cash flow from operations, supplemented as necessary by borrowings under our revolving credit facilities or the issuance of term notes.

FINANCING ACTIVITIES

      Our primary revolving credit facility (the "Credit Agreement") was obtained from a syndicate of commercial banks and, as amended in September 1999, has a maximum borrowing capacity of $245.0 million, of which $196.9 million was outstanding at June 30, 2000. Borrowings outstanding under the Credit Agreement are unsecured and accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus .50% to 1.50% based upon our Debt to Pro Forma EBITDA ratio as defined, redetermined quarterly, or (2) an alternate base rate based upon the agent bank's prime lending rate or Federal Funds effective rate. We are also required to pay a commitment fee on available but unused amounts ranging from .10% to .35% per year. The Credit Agreement will mature July 31, 2001, and we must repay all amounts outstanding as of that date. Borrowings outstanding under the Credit Agreement were subject to a weighted average interest rate of 7.28% at June 30, 2000. In addition, we have an auxiliary revolving credit facility with a commercial bank which has a maximum borrowing capacity of $10.0 million, of which $9.7 million was outstanding at June 30, 2000. The interest rate applicable to all borrowings under this facility at June 30, 2000 was 7.39%.

      Our Company is subject to certain covenants and restrictions and we must meet certain financial tests pursuant to and as defined in the Credit Agreement. We believe that these restrictions do not adversely affect our acquisition or operating strategies, and that we are in compliance with these covenants and financial tests at June 30, 2000. We have initiated discussions with certain parties to refinance our Credit Agreement, and we expect to complete this refinancing during the second quarter of fiscal 2001.

      We also have agreements with two printing equipment manufacturers, pursuant to which we receive certain volume purchase incentives and long-term financing options with respect to the purchase of printing presses and other equipment. Under our agreement with Komori America Corporation (the "Komori Agreement"), we were obligated on term notes totaling $28.7 million and subject to a weighted average interest rate of 7.06% as of June 30, 2000. Under our agreement with Heidelberg USA (the "Heidelberg Agreement"), we were obligated on term notes totaling $24.5 million and subject to a weighted average interest rate of 8.24% as of June 30, 2000. The term notes payable under the Komori Agreement and the Heidelberg Agreement provide for fixed monthly principal and interest payments over ten years and are secured by the purchased printing equipment. Our Company is not subject to any significant financial covenants or restrictions in connection with these obligations. As of June 30, 2000, we had accepted delivery of additional printing equipment for a total purchase price of $17.5 million, which amount is included in accounts payable in the accompanying consolidated financial statements and is expected to be financed under terms of the Komori Agreement or Heidelberg Agreement, as applicable.

      During the quarter ended June 30, 2000, we purchased 700,000 shares of our common stock at a total cost of $6.7 million as we continued our share repurchase program as approved by our Board of Directors on April 24, 2000. The amount and timing of any future share repurchases will depend on a number of factors, including the price and availability of our shares, general market conditions and certain provisions in our existing Credit Agreement or any potential replacement agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

      None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not hold or utilize derivative financial instruments which could expose our Company to significant market risk. However, we are exposed to market risk for changes in interest rates related primarily to our revolving credit facilities. As of June 30, 2000, there were no material changes in our market risk or the estimated fair value of our short-term and long-term debt obligations as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

                           CONSOLIDATED GRAPHICS, INC.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      From time to time our Company is involved in litigation relating to claims arising out of its operations in the normal course of business. We maintain insurance coverage against potential claims in an amount which we believe to be adequate. Currently, we are not aware of any legal proceedings or claims pending against our Company that our management believes will have a material adverse effect on our consolidated financial position or consolidated results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 26, 2000, the Company held its Annual Meeting of Shareholders. The following item was submitted to a vote of shareholders through the solicitation of proxies:

      ELECTION OF CLASS I DIRECTORS

      The following persons were elected to serve as Class I directors on the Company's Board of Directors until the 2003 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The votes "for" and "against" each director were as follows:

                  NAME                                     FOR           AGAINST
                  ----                                     ---           -------
            Larry J. Alexander.......................   11,615,570       143,405
            Brady F. Carruth.........................   11,615,570       143,405

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

*3.3 Restated By-Laws of the Company, dated as of November 2, 1998 (Consolidated Graphics, Inc. Form 10-Q (September 30, 1998) SEC File No. 0-24068, Exhibit 3.2).

*3.4 Restated By-Laws of the Company, as amended on June 23, 1999 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1999) SEC File No. 0-24068, Exhibit 3.4).

*3.5 Amendments to the By-Laws of the Company on December 15, 1999 (Consolidated Graphics, Inc. Form 8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 3.2).

  *4 Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998) SEC File No. 0-24068, Exhibit 4.1).

*4.1 Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc Form 8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 4.1).

  27  EDGAR financial data schedule.

* Incorporated by reference

(B)   REPORTS ON FORM 8-K:

      1) Form 8-K, filed April 26, 2000 in connection with the press release announcing the Company's fiscal 2000 fourth quarter results and providing an update on the Company's share repurchase program.

      2) Form 8-K, filed May 9, 2000 in connection with the press release announcing the formation of a strategic alliance with Standard Register.

      3) Form 8-K, filed July 27, 2000 in connection with the press releases announcing the Company's fiscal 2001 first quarter results, including an update on the Company's share repurchase program, and the hiring of Charles F. White as the Company's president and chief operating officer.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT, CONSOLIDATED GRAPHICS, INC., HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    CONSOLIDATED GRAPHICS, INC.

Dated:  August 14, 2000             By:  /S/ G. CHRISTOPHER COLVILLE
                                       -----------------------------------------
                                          G. Christopher Colville
                                          Executive Vice President -
                                          Mergers and Acquisitions,
                                          Chief Financial and Accounting
                                          Officer and Secretary