Form 10-Q
period 2000-09-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2000-11-14
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

       (Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 0-24068

CONSOLIDATED GRAPHICS, INC.
(Exact name of Registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0190827 (I.R.S. Employer Identification No.)

5858 Westheimer, Suite 200 Houston, Texas (Address of principal executive offices)	77057 (Zip Code)

Registrant's telephone number, including area code:   (713) 787-0977

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]       No [  ].

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at October 31, 2000 was 13,035,646.

CONSOLIDATED GRAPHICS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

PART I  — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2000	March 31, 2000
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,561	$8,197
Accounts receivable, net	116,116	115,646
Inventories	34,571	32,670
Prepaid expenses	5,310	4,947

Total current assets	159,558	161,460
PROPERTY AND EQUIPMENT, net	303,147	310,344
GOODWILL, net	205,538	198,588
OTHER ASSETS	6,568	6,885

	$674,811	$677,277

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$6,447	$5,083
Accounts payable	33,292	55,780
Accrued liabilities	35,613	35,260
Income taxes payable	3,022	3,607

Total current liabilities	78,374	99,730
LONG-TERM DEBT, net of current portion	267,731	261,407
DEFERRED INCOME TAXES	46,725	43,609
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 13,035,646 and 13,708,396 issued and outstanding	130	137
Additional paid-in capital	155,491	161,984
Retained earnings	126,360	110,410

Total shareholders' equity	281,981	272,531

	$674,811	$677,277

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2000	1999	2000	1999
SALES	$172,503	$152,886	$345,989	$298,715
COST OF SALES	123,244	105,294	247,302	205,446

Gross profit	49,259	47,592	98,687	93,269
SELLING EXPENSES	17,225	14,820	34,631	28,911
GENERAL AND ADMINISTRATIVE EXPENSES	13,646	11,817	27,363	22,917

Operating income	18,388	20,955	36,693	41,441
INTEREST EXPENSE	5,198	3,017	10,109	5,682

Income before income taxes	13,190	17,938	26,584	35,759
PROVISION FOR INCOME TAXES	5,276	7,175	10,634	14,303

NET INCOME	$7,914	$10,763	$15,950	$21,456

BASIC EARNINGS PER SHARE	$.61	$.69	$1.20	$1.40

DILUTED EARNINGS PER SHARE	$.61	$.68	$1.20	$1.37

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2000	1999
OPERATING ACTIVITIES:
Net income	$15,950	$21,456
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	18,471	15,186
Deferred income tax provision	3,116	1,206
Changes in assets and liabilities, net of effects of acquisitions —
Accounts receivable	(517)	(3,298)
Inventories	(2,011)	2
Prepaid expenses	(492)	575
Other assets	317	912
Accounts payable and accrued liabilities	209	(10,044)
Income taxes payable	(572)	3,093

Net cash provided by operating activities	34,471	29,088

INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	(2,619)	(39,130)
Purchases of property and equipment	(12,067)	(11,223)
Proceeds from asset dispositions	853	558

Net cash used in investing activities	(13,833)	(49,795)

FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	114,365	238,542
Payments on revolving credit facilities	(129,693)	(215,143)
Payments on long-term debt	(3,433)	(2,195)
Payments to repurchase and retire common stock	(6,678)	—
Proceeds from exercise of stock options and other	165	311

Net cash (used in) provided by financing activities	(25,274)	21,515

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,636)	808
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,197	6,538

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,561	$7,346

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively with its subsidiaries referred to as “the Company”). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the six months ended September 30, 2000 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2000 has been derived from the 2000 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission in June 2000. Certain reclassifications have been made to fiscal 2000 amounts to conform to the current year presentation.

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. For the three months ended September 30, 2000 and 1999, the basic weighted average shares outstanding were 13,035,104 and 15,662,548. For the six months ended September 30, 2000 and 1999, the basic weighted average shares outstanding were 13,317,942 and 15,364,259. Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options outstanding. For the three months ended September 30, 2000 and 1999, the weighted average number of common shares and dilutive stock options outstanding were 13,050,522 and 15,936,963. For the six months ended September 30, 2000 and 1999, the weighted average number of common shares and dilutive stock options outstanding were 13,329,302 and 15,644,338.

The consolidated statements of cash flows provide information about the Company's sources and uses of cash and exclude the effects of non-cash transactions. The Company issued term equipment notes payable totaling $26,449 (see Note 2. Long-Term Debt) during the six months ended September 30, 2000 to satisfy certain accounts payable totaling $21,123 as of March 31, 2000 related to the purchase of printing equipment and to acquire additional printing equipment for $5,325. The following is a summary of total cash paid for interest and income taxes (net of refunds).

	Six Months Ended September 30,
	2000	1999
Cash Paid for:
Interest	$10,903	$5,283
Income taxes	8,110	10,008

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(In thousands, except share and per share data)
(Unaudited)

2.   LONG-TERM DEBT

The following is a summary of the Company's long-term debt as of:

	September 30, 2000	March 31, 2000
Revolving credit facilities	$193,009	$208,337
Term equipment notes	74,598	50,974
Other	6,571	7,179

	274,178	266,490
Less current portion	(6,447)	(5,083)

	$267,731	$261,407

The Company's primary revolving credit facility (the “Credit Agreement”) was obtained from a syndicate of commercial banks and, as amended in September 1999, has a maximum borrowing capacity of $245,000, of which $190,352 was outstanding at September 30, 2000. The Credit Agreement will mature July 31, 2001, at which time all amounts outstanding thereunder will be due. On September 30, 2000 borrowings outstanding under the Credit Agreement were unsecured and accrued interest at a weighted average interest rate of 7.47%. In addition, the Company maintains an auxiliary revolving credit facility (the “Auxiliary Facility”) with a commercial bank which provides for a maximum borrowing capacity of $10,000, of which $2,657 was outstanding at September 30, 2000. The interest rate applicable to all borrowings under the Auxiliary Facility at September 30, 2000 was 7.38%. The Company has initiated discussions with certain parties to refinance the Credit Agreement and expects to complete this refinancing during the third quarter of this fiscal year.

The term equipment notes consist primarily of term notes payable pursuant to printing equipment purchase and financing agreements between the Company and Komori America Corporation (the “Komori Agreement”) and the Company and Heidelberg, USA (the “Heidelberg Agreement”). The term notes payable under both the Komori Agreement and the Heidelberg Agreement provide for fixed monthly principal and interest payments over periods of either five or ten years and are secured by the purchased printing equipment. As of September 30, 2000, outstanding borrowings under the Komori Agreement totaled $41,248 and were subject to a weighted average interest rate of 7.42%. As of September 30, 2000 outstanding borrowings under the Heidelberg Agreement totaled $26,713 and were subject to a weighted average interest rate of 8.01%. The remaining balance of term equipment notes totaling $6,637 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants or restrictions in connection with any of the term equipment notes described above.

3.   ACQUISITIONS

During the six months ended September 30, 2000, the Company paid cash of $2,619 to satisfy certain liabilities of acquired businesses that existed at March 31, 2000 or pursuant to earnout agreements entered into in connection with certain prior year acquisitions.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(In thousands, except share and per share data)
(Unaudited)

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

The following discussion of the financial condition and performance of the Company should be read in conjunction with the consolidated financial statements included herein and the consolidated financial statements and related notes and other detailed information regarding the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and other reports filed by the Company with the Securities and Exchange Commission. Operating results for the six months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2001 or any periods thereafter.

Overview

We are a leading national provider of general commercial printing services with printing operations in 25 states as of September 30, 2000. The majority of our sales are derived from traditional printing services, which include electronic prepress, printing, finishing, storage, and delivery of high-quality, custom-designed products. Examples of such products include multicolor product and capability brochures, shareholder communications, catalogs, training manuals, point-of-purchase marketing materials, trading cards and direct mail pieces. We have a diverse customer base, including national and local corporations, mutual fund companies, advertising agencies, graphic design firms, catalog retailers and direct mail distributors.

Our printing operations also capitalize on their advanced technological capabilities and expertise in digital processes to provide an extensive and growing range of digital and Internet-based services and solutions that can be separate from, or complementary to, our traditional printing services. Our electronic products and services are being marketed to existing and potential customers under the CGXMedia business unit and primarily include a custom on-line digital asset management system, proprietary software used by customers for on-line print purchasing, ordering, workflow management and fulfillment, and other “e-outsourcing” solutions (such as repurposing of digital data for print customers with multi-channel distribution needs and development of interactive database applications).

We also offer fulfillment services at certain locations, whereby we assemble, package, store and distribute promotional, educational and training documents on behalf of our customers. We help customers manage their inventory of printed products and related materials (such as binders and product samples), while also providing “just-in-time” assembly and delivery of customized materials to end users.

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

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(In thousands, except share and per share data)
(Unaudited)

Our Company's primary operating strategy is to generate sales and profit growth through a highly disciplined acquisition program and by building on our diversity of capabilities and broad geographic coverage to expand local market share, aggressively pursue national account opportunities and maximize the potential of CGXMedia to generate growth in our core business of general commercial printing. We continue to make operational improvements at our printing businesses by generating cost savings through master purchasing arrangements for printing supplies and newer, more efficient equipment. Also, our printing businesses have access to strategic counsel, best practices and our unique Management Development Program, which help their management teams continuously improve their techniques in such areas as planning, organization and controls. Operating margins and efficiencies of newly acquired printing businesses typically improve over time as our Company's operating strategies and strengths are fully implemented.

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

Results of Operations

The following tables set forth the Company's historical income statements for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2000	1999	2000	1999
	(in millions)		(in millions)
Sales	$172.5	$152.9	$346.0	$298.7
Cost of sales	123.2	105.3	247.3	205.4

Gross profit	49.3	47.6	98.7	93.3
Selling expenses	17.2	14.8	34.6	28.9
General and administrative expenses	13.7	11.8	27.4	22.9

Operating income	18.4	21.0	36.7	41.5
Interest expense	5.2	3.0	10.1	5.7

Income before income taxes	13.2	18.0	26.6	35.8
Provision for income taxes	5.3	7.2	10.6	14.3

Net income	$7.9	$10.8	$16.0	$21.5

The following tables set forth the components of income expressed as a percentage of sales for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2000	1999	2000	1999
	(in millions)		(in millions)
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.4	68.9	71.5	68.8

Gross profit	28.6	31.1	28.5	31.2
Selling expenses	10.0	9.7	10.0	9.7
General and administrative expenses	7.9	7.7	7.9	7.7

Operating income	10.7	13.7	10.6	13.8
Interest expense	3.1	2.0	2.9	1.9

Income before income taxes	7.6	11.7	7.7	11.9
Provision for income taxes	3.0	4.7	3.1	4.7

Net income	4.6%	7.0%	4.6%	7.2%

Acquisitions in fiscal 2000 are the primary causes of the increases in our revenues and expenses since September 30, 1999. Each of the acquisitions in fiscal 2000 were accounted for under the purchase method of accounting; accordingly, our consolidated income statements reflect revenues and expenses of those acquired businesses only for post-acquisition periods.

For more information regarding our fiscal 2000 acquisitions, refer to “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

Three Months Ended September 30, 2000 Compared With Three Months Ended September 30, 1999

Sales increased 12.8% to $172.5 million for the quarter ended September 30, 2000, from $152.9 million for the same period last year, due primarily to the incremental revenue contribution of 13 acquisitions in fiscal 2000 (the “2000 Acquired Businesses”), coupled with internal growth generated by our focused efforts to build market share, add to our national account base and pursue our electronic media initiatives.

Gross profit increased 3.5% to $49.3 million for the quarter ended September 30, 2000, from $47.6 million for the same period last year, primarily due to the incremental profit contribution of the 2000 Acquired Businesses. Gross profit as a percentage of sales decreased to 28.6% during the quarter from 31.1% for the same period last year. This decrease resulted from continuation of an aggressive pricing strategy implemented late in fiscal 2000 to increase sales volume and gain market share, coupled with higher depreciation expense attributable to capital expenditures and higher labor and materials costs due to economic conditions.

Selling expenses increased 16.2% to $17.2 million for the quarter ended September 30, 2000, from $14.8 million for the same period last year, primarily due to the increased sales levels noted above. Selling expenses as a percentage of sales increased to 10.0% during the quarter, as compared to 9.7% in the same period last year. This increase is due to higher marketing and training costs attributable to our pursuit of national accounts and our e-business initiatives as we continued to develop and promote our electronic products and services capabilities available through CGXMedia.

General and administrative expenses increased 15.5% to $13.7 million for the quarter ended September 30, 2000, from $11.8 million for the same period last year. This increase is due primarily to the addition of the 2000 Acquired Businesses. General and administrative expenses as a percentage of sales increased to 7.9% during the quarter, as compared to 7.7% in the same period last year, due to a proportionally higher level of administrative expenses, including amortization of goodwill, incurred as a result of the 2000 Acquired Businesses.

Net interest expense increased to $5.2 million for the quarter ended September 30, 2000, from $3.0 million for the same period last year, primarily due to a net increase in borrowings and higher interest rates paid under our revolving credit facilities, together with the addition of term equipment notes related to the purchase of printing equipment.

Effective income tax rates remained constant at 40% for the three months ended September 30, 2000 as compared to the same period last year.

Six Months Ended September 30, 2000 Compared With Six Months Ended September 30, 1999

Sales increased 15.8% to $346.0 million for the six months ended September 30, 2000, from $298.7 million for the same period last year, due primarily to the incremental revenue contribution of the 2000 Acquired Businesses and internal growth generated by our existing businesses.

Gross profit increased 5.8% to $98.7 million for the six months ended September 30, 2000, from $93.3 million for the same period last year, primarily due to the incremental profit contribution of the 2000 Acquired Businesses. Gross profit as a percentage of sales decreased to 28.5% for the six months ended September 30, 2000, from 31.2% in the same period last year. This decrease is due to a combination of lower sales prices and higher depreciation, labor and materials costs as discussed above.

Selling expenses increased 19.8% to $34.6 million for the six months ended September 30, 2000, from $28.9 million for the same period last year, primarily due to the increased sales levels noted above. Selling

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(In thousands, except share and per share data)
(Unaudited)

expenses as a percentage of sales increased to 10.0% for the six months ended September 30, 2000, as compared to 9.7% in the same period last year, due primarily to higher costs attributable to our pursuit of national accounts and our e-business initiatives.

General and administrative expenses increased 19.4% to $27.4 million for the six months ended September 30, 2000, from $22.9 million for the same period last year. This increase is due primarily to the addition of the 2000 Acquired Businesses. General and administrative expenses as a percentage of sales increased to 7.9% for the six months ended September 30, 2000, as compared to 7.7% in the same period last year, due to a proportionally higher level of administrative expenses, including amortization of goodwill, incurred as a result of the 2000 Acquired Businesses.

Net interest expense increased to $10.1 million for the six months ended September 30, 2000, from $5.7 million for the same period last year, primarily due to a net increase in borrowings and higher interest rates paid under our revolving credit facilities, together with the addition of term equipment notes related to the purchase of printing equipment.

Effective income tax rates remained constant at 40% for the six months ended September 30, 2000 as compared to the same period last year.

Liquidity and Capital Resources

At September 30, 2000, we had cash and cash equivalents of $3.6 million, working capital of $81.2 million and total debt outstanding of $274.2 million. We used cash totaling $2.6 million during the six months ended September 30, 2000 to pay certain liabilities, including earnout obligations, related to prior year acquisitions. Cash utilized for capital expenditures during the six months ended September 30, 2000 was $12.1 million, and we also paid $6.7 million to repurchase 700,000 shares of our common stock pursuant to our share repurchase program.

Our cash requirements are financed through internally generated funds and borrowings under our revolving credit facilities. We generated cash flow from operations (net income plus depreciation, amortization, and deferred tax provision) of $37.5 million for the six months ended September 30, 2000, which exceeded our cash requirements for the period and enabled us to reduce the balance outstanding on our revolving credit facilities by $15.3 million. We incurred debt during the six months ended September 30, 2000 to finance certain equipment purchases in fiscal 2000 totaling $21.1 million and fiscal 2001 totaling $5.3 million.

Investing Activities

Pursuant to earnout agreements entered into in connection with certain acquisitions, we paid $1.4 million during the six months ended September 30, 2000 and, as of that date, we were contingently obligated at certain times and under certain circumstances through fiscal 2005 to issue up to 406,809 shares of our common stock and to make additional cash payments of up to $20.6 million for all periods in the aggregate.

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

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(In thousands, except share and per share data)
(Unaudited)

We also expect to continue making capital expenditures using cash flow from operations, supplemented as necessary by borrowings under our revolving credit facilities or the issuance of term notes.

Financing Activities

Our primary revolving credit facility (the “Credit Agreement”) was obtained from a syndicate of commercial banks and, as amended in September 1999, has a maximum borrowing capacity of $245.0 million, of which $190.4 million was outstanding at September 30, 2000. Borrowings outstanding under the Credit Agreement are unsecured and accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus .50% to 1.50% based upon our Debt to Pro Forma EBITDA ratio as defined, redetermined quarterly, or (2) an alternate base rate based upon the agent bank's prime lending rate or Federal Funds effective rate. We are also required to pay a commitment fee on available but unused amounts ranging from .10% to .35% per year. The Credit Agreement will mature July 31, 2001, and we must repay all amounts outstanding as of that date. Borrowings outstanding under the Credit Agreement were subject to a weighted average interest rate of 7.47% at September 30, 2000. In addition, we have an auxiliary revolving credit facility with a commercial bank which has a maximum borrowing capacity of $10.0 million, of which $2.7 million was outstanding at September 30, 2000. The interest rate applicable to all borrowings under this facility at September 30, 2000 was 7.38%.

Our Company is subject to certain covenants and restrictions and we must meet certain financial tests pursuant to and as defined in the Credit Agreement. We believe that these restrictions do not adversely affect our acquisition or operating strategies, and that we are in compliance with these covenants and financial tests at September 30, 2000. We have initiated discussions with certain parties to refinance our Credit Agreement, and we expect to complete this refinancing during the third quarter of fiscal 2001.

We also have agreements with two printing equipment manufacturers, pursuant to which we receive certain volume purchase incentives and long-term financing options with respect to the purchase of printing presses and other equipment. Under our agreement with Komori America Corporation (the “Komori Agreement”), we were obligated on term notes totaling $41.2 million and subject to a weighted average interest rate of 7.42% as of September 30, 2000. Under our agreement with Heidelberg USA (the “Heidelberg Agreement”), we were obligated on term notes totaling $26.7 million and subject to a weighted average interest rate of 8.01% as of September 30, 2000. The term notes payable under the Komori Agreement and the Heidelberg Agreement provide for fixed monthly principal and interest payments over periods of either five or ten years and are secured by the purchased printing equipment. Our Company is not subject to any significant financial covenants or restrictions in connection with these obligations.

During the six months ended September 30, 2000, we purchased 700,000 shares of our common stock at a total cost of $6.7 million as we continued our share repurchase program as approved by our Board of Directors on April 24, 2000. The amount and timing of any future share repurchases will depend on a number of factors, including the price and availability of our shares, general market conditions and certain provisions in our existing Credit Agreement or any potential replacement agreement.

Recent Accounting Pronouncements

None.

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not hold or utilize derivative financial instruments which could expose our Company to significant market risk. However, we are exposed to market risk for changes in interest rates related primarily to our revolving credit facilities. As of September 30, 2000, there were no material changes in our market risk or the estimated fair value of our short-term and long-term debt obligations as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

CONSOLIDATED GRAPHICS, INC.
PART II — OTHER INFORMATION

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

ITEM 3.   Defaults upon Senior Securities

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

On July 26, 2000, the Company held its Annual Meeting of Shareholders. The following item was submitted to a vote of shareholders through the solicitation of proxies:

Election of Class I Directors

The following persons were elected to serve as Class I directors on the Company's Board of Directors until the 2003 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The votes “for” and “against” each director were as follows:

Name	For	Against
Larry J. Alexander	11,615,570	143,405
Brady F. Carruth	11,615,570	143,405

ITEM 5.   Other Information

None.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits:

Exhibit No.
*3	.1 —	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994) SEC File No. 0-24068, Exhibit 4(a)).
*3	.2 —	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998) SEC File No. 0-24068, Exhibit 3.1).
*3	.3 —	Restated By-Laws of the Company, dated as of November 2, 1998 (Consolidated Graphics, Inc. Form 10-Q (September 30, 1998) SEC File No. 0-24068, Exhibit 3.2).
*3	.4 —	Restated By-Laws of the Company, as amended on June 23, 1999 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1999) SEC File No. 0-24068, Exhibit 3.4).
*3	.5 —	Amendments to the By-Laws of the Company on December 15, 1999 (Consolidated Graphics, Inc. Form 8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 3.2).
*4	—	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998) SEC File No. 0-24068, Exhibit 4.1).
*4	.1 —	Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc Form 8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 4.1).
27	—	EDGAR financial data schedule.

* Incorporated by reference

(b)   Reports on Form 8-K:

1)   Form 8-K, filed July 27, 2000 in connection with the press releases announcing the Company's fiscal 2001 first quarter results, including an update on the Company's share repurchase program, and the hiring of Charles F. White as the Company's president and chief operating officer.

2)   Form 8-K, filed September 7, 2000 in connection with the press release announcing the formation of an alliance with Ansyr Technology Corporation and to announce the resignation of Chris Colville, chief financial officer.

3)   Form 8-K, filed October 25, 2000 in connection with the press release announcing the Company's fiscal 2001 second quarter results.

4)   Form 8-K, filed November 7, 2000 in connection with the press release announcing new sourcing agreements with xpedx and NetPrint.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.

Dated: November 14, 2000	By: /s/ JOE R. DAVIS Joe R. Davis Chairman and Chief Executive Officer