Form 10-Q
period 2000-12-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2001-02-09
CIK 921500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

                           Yes [X]          No [ ]

      The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at January 31, 2001 was 13,005,218.

                           CONSOLIDATED GRAPHICS, INC.

           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000



                                      INDEX
                                                                            PAGE
                                                                            ----
Part I -- Financial Information

   Item 1 -- Financial Statements

      Consolidated Balance Sheets at December 31, 2000 and March 31, 2000 ..  3

      Consolidated Income Statements for the Three and Nine Months Ended
        December 31, 2000 and 1999 .........................................  4

      Consolidated Statements of Cash Flows for the Nine Months Ended
        December 31, 2000 and 1999 .........................................  5

      Notes to Consolidated Financial Statements ...........................  6

   Item 2 -- Management's Discussion and Analysis of Financial Condition and
             Results of Operations .........................................  9

   Item 3 -- Quantitative and Qualitative Disclosure About Market Risk ..... 14

Part II -- Other Information

   Item 1 -- Legal Proceedings ............................................. 15

   Item 2 -- Changes in Securities and Use of Proceeds ..................... 15

   Item 3 -- Defaults upon Senior Securities ............................... 15

   Item 4 -- Submission of Matters to a Vote of Security Holders ........... 15

   Item 5 -- Other Information ............................................. 15

   Item 6 -- Exhibits and Reports on Form 8-K .............................. 15

Signatures ................................................................. 17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED GRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                      DECEMBER 31,   MARCH 31,
                                                         2000          2000
                                                       --------      --------
                                     ASSETS           (UNAUDITED)    (AUDITED)

CURRENT ASSETS:
    Cash and cash equivalents ......................   $  7,487      $  8,197
    Accounts receivable, net .......................    112,811       115,646
    Inventories ....................................     33,034        32,670
    Prepaid expenses ...............................      5,922         4,947
                                                       --------      --------
        Total current assets .......................    159,254       161,460

PROPERTY AND EQUIPMENT, net ........................    300,947       310,344

GOODWILL, net ......................................    203,943       198,588

OTHER ASSETS .......................................      8,597         6,885
                                                       --------      --------
                                                       $672,741      $677,277
                                                       ========      ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt ..............   $ 16,520      $  5,083
    Accounts payable ...............................     33,548        55,780
    Accrued liabilities ............................     34,265        35,260
    Income taxes payable ...........................        691         3,607
                                                       --------      --------
        Total current liabilities ..................     85,024        99,730

LONG-TERM DEBT, net of current portion .............    248,400       261,407

DEFERRED INCOME TAXES ..............................     52,516        43,609

COMMITMENTS AND CONTINGENCIES ......................       --            --

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value; 100,000,000
      shares authorized; 13,005,218 and
      13,708,396 issued and outstanding ............        130           137
    Additional paid-in capital .....................    155,131       161,984
    Retained earnings ..............................    131,540       110,410
                                                       --------      --------
        Total shareholders' equity .................    286,801       272,531
                                                       --------      --------
                                                       $672,741      $677,277
                                                       ========      ========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED GRAPHICS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                           DECEMBER 31,             DECEMBER 31,
                                       --------------------    --------------------
                                         2000        1999        2000        1999
                                       --------    --------    --------    --------
SALES .............................    $171,211    $158,408    $517,200    $457,123

COST OF SALES .....................     125,594     112,195     372,896     317,641
                                       --------    --------    --------    --------

       Gross profit ...............      45,617      46,213     144,304     139,482

SELLING EXPENSES ..................      17,649      15,516      52,280      44,427

GENERAL AND ADMINISTRATIVE EXPENSES      13,663      12,450      41,026      35,367
                                       --------    --------    --------    --------

       Operating income ...........      14,305      18,247      50,998      59,688

INTEREST EXPENSE ..................       5,145       3,486      15,254       9,168
                                       --------    --------    --------    --------

       Income before income taxes .       9,160      14,761      35,744      50,520

PROVISION FOR INCOME TAXES ........       3,664       5,906      14,298      20,208
                                       --------    --------    --------    --------

NET INCOME ........................    $  5,496    $  8,855    $ 21,446    $ 30,312
                                       ========    ========    ========    ========


BASIC EARNINGS PER SHARE ..........    $    .42    $    .56    $   1.62    $   1.96
                                       ========    ========    ========    ========

DILUTED EARNINGS PER SHARE ........    $    .42    $    .56    $   1.62    $   1.93
                                       ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                               DECEMBER 31,
                                                         ----------------------
                                                            2000         1999
                                                         ---------    ---------

OPERATING ACTIVITIES:
    Net income ........................................  $  21,446    $  30,312
    Adjustments to reconcile net income to net cash
      provided by operating activities --
      Depreciation and amortization ...................     28,085       23,700
      Deferred income tax provision ...................      8,907        8,598
      Loss on disposition of assets ...................        972         --
      Changes in assets and liabilities, net of
        effects of acquisitions-
        Accounts receivable ...........................      2,788        1,051
        Inventories ...................................       (408)       1,449
        Prepaid expenses ..............................     (1,104)        (293)
        Other assets ..................................     (1,712)         510
        Accounts payable and accrued
          liabilities .................................        753      (16,998)
        Income taxes payable ..........................     (2,903)      (1,895)
                                                         ---------    ---------
          Net cash provided by operating activities ...     56,824       46,434
                                                         ---------    ---------

INVESTING ACTIVITIES:
    Acquisitions of businesses, net of cash acquired ..     (3,857)     (69,601)
    Purchases of property and equipment ...............    (19,792)     (18,057)
    Proceeds from asset dispositions ..................      1,367        1,343
                                                         ---------    ---------
            Net cash used in investing activities .....    (22,282)     (86,315)
                                                         ---------    ---------

FINANCING ACTIVITIES:
    Proceeds from revolving credit facilities .........    352,400      574,491
    Payments on revolving credit facilities ...........   (375,137)    (526,460)
    Payments on long-term debt ........................     (5,326)      (3,555)
      Payments to repurchase and retire common stock ..     (7,354)      (3,991)
    Proceeds from exercise of stock options and other .        165          836
                                                         ---------    ---------
        Net cash (used in)  provided by financing
          activities ..................................    (35,252)      41,321
                                                         ---------    ---------
NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS .       (710)       1,440
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......      8,197        6,538
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............  $   7,487    $   7,978
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

                           CONSOLIDATED GRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively with its subsidiaries referred to as "the Company"). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the nine months ended December 31, 2000 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2000 has been derived from the 2000 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission in June 2000. Certain reclassifications have been made to fiscal 2000 amounts to conform to the current year presentation.

      Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. For the three months ended December 31, 2000 and 1999, the basic weighted average shares outstanding were 13,025,570 and 15,690,554. For the nine months ended December 31, 2000 and 1999, the basic weighted average shares outstanding were 13,259,354 and 15,473,024. Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options outstanding. For the three months ended December 31, 2000 and 1999, the weighted average number of common shares and dilutive stock options outstanding were 13,031,296 and 15,836,188. For the nine months ended December 31, 2000 and 1999, the weighted average number of common shares and dilutive stock options outstanding were 13,266,501 and 15,675,177.

      The consolidated statements of cash flows provide information about the Company's sources and uses of cash and exclude the effects of non-cash transactions. The Company issued term equipment notes payable totaling $26,493 (see Note 2. Long-Term Debt) during the nine months ended December 31, 2000 to satisfy certain accounts payable totaling $21,123 as of March 31, 2000 related to the purchase of printing equipment and to acquire additional printing equipment for $5,370. The following is a summary of total cash paid for interest and income taxes (net of refunds).


                                                 NINE MONTHS ENDED
                                                    DECEMBER 31,
                                                ------------------
                                                  2000       1999
                                                -------    -------
      CASH PAID FOR:
            Interest.....................       $16,137    $ 9,373
            Income taxes.................         8,245     13,508

                           CONSOLIDATED GRAPHICS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED (IN
                   THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

2. LONG-TERM DEBT

      The following is a summary of the Company's long-term debt as of:


                                           DECEMBER 31,    MARCH 31,
                                               2000          2000
                                            ---------     ---------
Revolving credit facilities ...........    $ 185,600     $ 208,337
Term equipment notes ..................       72,585        50,974
Other .................................        6,735         7,179
                                           ---------     ---------
                                             264,920       266,490
Less current portion ..................      (16,520)       (5,083)
                                           ---------     ---------
                                           $ 248,400     $ 261,407
                                           =========     =========

      On December 11, 2000 the Company entered into a new $225,000 senior secured credit facility (the "Credit Facility") with eleven banks led by First Union National Bank. The Credit Facility replaced an existing revolving credit agreement scheduled to mature on July 31, 2001. The Credit Facility is composed of a $50,000 five-year term loan (the "Term Loan"), of which $47,500 was outstanding at December 31, 2000, and a $175,000 five-year revolving credit line (the "Revolving Line"), of which $136,300 was outstanding at December 31, 2000. The size of the combined facility may be increased at a later date to $275,000 by adding additional lenders.

      Borrowings outstanding under the Credit Facility are secured by substantially all of the Company's assets other than its real estate and certain equipment subject to term equipment notes and other financing. Borrowings under the Credit Facility accrue interest, at the Company's option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or (2) an alternate base rate (based upon the greater of the agent bank's prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of 0% to 1.00%. The Company is also required to pay a commitment fee on available but unused amounts ranging from .275% to .375%. The interest rate margin and the commitment fee are based upon the Company's ratio of Funded Debt to Pro Forma Consolidated EBITDA, as defined, redetermined quarterly. On December 31, 2000 borrowings outstanding under the Term Loan and the Revolving Line accrued interest at 8.58%.

      The Term Loan requires 20 fixed quarterly payments of $2,500 each beginning on December 31, 2000, with the final payment due September 30, 2005. The Revolving Line matures on December 11, 2005, and any amounts outstanding under the Revolving Line must be repaid as of that date.

      The proceeds of the Credit Facility can be used to repay certain indebtedness, finance certain acquisitions and provide for working capital and general corporate purposes. The Company may also use the proceeds of the Credit Facility to repurchase its common stock, subject to a limit of $25,000 and only to the extent that cumulative EBITDA exceeds certain levels.

      In addition, on December 11, 2000 the Company entered into an auxiliary revolving credit facility (the "Auxiliary Facility") with a commercial bank. This Auxiliary Facility is unsecured and has a maximum borrowing capacity of $5,000. The Auxiliary Facility matures on December 10, 2001, unless extended. At December 31, 2000, borrowings outstanding under the Auxiliary Facility totaled $1,800 and accrued interest at 8.63%.

                           CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


      The term equipment notes consist primarily of term notes payable pursuant to printing equipment purchase and financing agreements between the Company and Komori America Corporation (the "Komori Agreement") and the Company and Heidelberg, USA (the "Heidelberg Agreement"). The term notes payable under both the Komori Agreement and the Heidelberg Agreement provide for fixed monthly principal and interest payments over periods of either five or ten years and are secured by the purchased printing equipment. As of December 31, 2000, outstanding borrowings under the Komori Agreement totaled $43,285 and were subject to a weighted average interest rate of 7.44%. As of December 31, 2000 outstanding borrowings under the Heidelberg Agreement totaled $26,197 and were subject to a weighted average interest rate of 8.01%. The remaining balance of term equipment notes totaling $3,103 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants or restrictions in connection with any of the term equipment notes described above.

3.  ACQUISITIONS

      During the nine months ended December 31, 2000, the Company paid cash of $3,857 to satisfy certain liabilities of acquired businesses that existed at March 31, 2000 or pursuant to earnout agreements entered into in connection with certain prior year acquisitions.

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

      THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND PERFORMANCE OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED HEREIN AND THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND OTHER DETAILED INFORMATION REGARDING THE COMPANY INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2000 AND OTHER REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE ENTIRE FISCAL YEAR ENDING MARCH 31, 2001 OR ANY PERIODS THEREAFTER.

OVERVIEW

      We are a leading national provider of general commercial printing services with printing operations in 25 states as of December 31, 2000. The majority of our sales are derived from traditional printing services, which include electronic prepress, printing, finishing, storage, and delivery of high-quality, custom-designed products. Examples of such products include multicolor product and capability brochures, shareholder communications, catalogs, training manuals, point-of-purchase marketing materials, trading cards and direct mail pieces. We have a diverse customer base, including national and local corporations, mutual fund companies, advertising agencies, graphic design firms, catalog retailers and direct mail distributors.

      Our printing operations capitalize on their advanced technological capabilities and expertise in digital processes to provide an extensive and growing range of digital and Internet-based services and solutions that can be separate from, or complementary to, our traditional printing services. Our electronic products and services are being marketed to existing and potential customers under the CGXMedia business unit and primarily include a custom on-line digital asset management system, proprietary software used by customers for on-line print purchasing, ordering, workflow management and fulfillment, and other "e-outsourcing" solutions (such as repurposing of digital data for print customers with multi-channel distribution needs and development of interactive database applications).

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

      Most of the products we produce are generated by individual orders through commissioned sales personnel, or, to a lesser extent, via the Internet or pursuant to long-term contracts. To a large extent, continued engagement of our Company by our customers for successive jobs depends upon the customer's satisfaction with the quality of services provided. As such, we are unable to accurately predict, for more than a few weeks in advance, the number, size and profitability of printing jobs that we expect to produce.

      Our Company's primary operating strategy is to generate sales and profit growth by capitalizing on our diversity of capabilities and broad geographic coverage to expand local market share, aggressively pursue national account opportunities and maximize the potential of CGXMedia to generate growth in our core business of general commercial printing. We continue to make operational improvements at our printing businesses by generating cost savings through master purchasing arrangements for printing supplies and newer, more efficient equipment. Also, our printing businesses have access to strategic counsel, best practices and our unique Management Development Program, which help their management teams continuously improve their techniques in such areas as planning, organization and controls.

      Our highly disciplined acquisition program has been an important part of our business strategy, and we continue to screen opportunities to acquire printing companies which are profitable and have good management, strong customer relationships and a reputation for providing quality service and products. Operating margins and efficiencies of newly acquired printing businesses typically improve over time as our Company's operating strategies and strengths are fully implemented.


RESULTS OF OPERATIONS

      The following tables set forth the Company's historical income statements for the periods indicated:

                                           THREE MONTHS         NINE MONTHS
                                        ENDED DECEMBER 31,   ENDED DECEMBER 31,
                                         ---------------      ---------------
                                          2000     1999        2000     1999
                                         ------   ------      ------   ------
                                          (in millions)        (in millions)

Sales .................................  $171.2   $158.4      $517.2   $457.1

Cost of sales .........................   125.6    112.2       372.9    317.6
                                         ------   ------      ------   ------
   Gross profit .......................    45.6     46.2       144.3    139.5
Selling expenses ......................    17.6     15.5        52.3     44.4
General and administrative expenses ...    13.7     12.5        41.0     35.4
                                         ------   ------      ------   ------
   Operating income ...................    14.3     18.2        51.0     59.7
Interest expense ......................     5.1      3.4        15.3      9.2
                                         ------   ------      ------   ------
   Income before income taxes .........     9.2     14.8        35.7     50.5
Provision for income taxes ............     3.7      5.9        14.3     20.2
                                         ------   ------      ------   ------
   Net income .........................  $  5.5   $  8.9      $ 21.4   $ 30.3
                                         ======   ======      ======   ======


      The following tables set forth the components of income expressed as a percentage of sales for the periods indicated:

                                           THREE MONTHS         NINE MONTHS
                                        ENDED DECEMBER 31,   ENDED DECEMBER 31,
                                         ---------------      ---------------
                                          2000      1999       2000      1999
                                         -----     -----      -----     -----

Sales ................................   100.0%    100.0%     100.0%    100.0%
Cost of sales ........................    73.4      70.8       72.1      69.5
                                         -----     -----      -----     -----
   Gross profit ......................    26.6      29.2       27.9      30.5
Selling expenses .....................    10.3       9.8       10.1       9.7
General and administrative expenses ..     7.9       7.9        7.9       7.7
                                         -----     -----      -----     -----
   Operating income ..................     8.4      11.5        9.9      13.1
Interest expense .....................     3.0       2.2        3.0       2.0
                                         -----     -----      -----     -----
   Income before income taxes ........     5.4       9.3        6.9      11.1
Provision for income taxes ...........     2.1       3.7        2.8       4.4
                                         -----     -----      -----     -----
   Net income ........................     3.3%      5.6%       4.1%      6.7%
                                         =====     =====      =====     =====

      Acquisitions in fiscal 2000 contributed to the increase in our revenues and expenses since December 31, 1999. Each of the acquisitions in fiscal 2000 were accounted for under the purchase method of accounting; accordingly, our consolidated income statements reflect revenues and expenses of those acquired businesses only for post-acquisition periods. For more information regarding our fiscal 2000 acquisitions, refer to "Notes to Consolidated Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1999

      Sales increased 8.0% to $171.2 million for the quarter ended December 31, 2000, from $158.4 million for the same period last year. Sales grew approximately 2.0% as a result of the incremental revenue contribution of three acquisitions during the quarter ended December 31, 1999. The remaining increase is due to internal growth generated by our focused efforts to build market share, add to our national account base and pursue our electronic media initiatives.

      Gross profit decreased 1.3% to $45.6 million for the quarter ended December 31, 2000, from $46.2 million for the same period last year. Gross profit as a percentage of sales decreased to 26.6% during the quarter from 29.2% for the same period last year. This decrease resulted from a general economic slowdown which reduced print demand, particularly in the month of December, forcing our businesses to aggressively reduce prices to increase sales volume and protect market share, coupled with higher depreciation expense attributable to capital expenditures.

      Selling expenses increased 13.7% to $17.6 million for the quarter ended December 31, 2000, from $15.5 million for the same period last year, primarily due to the increased sales levels noted above. Selling expenses as a percentage of sales increased to 10.3% during the quarter, as compared to 9.8% in the same period last year. This increase is due to higher marketing and training costs attributable to our pursuit of national accounts and our e-business initiatives as we continued to develop and promote our electronic products and services capabilities available through CGXMedia.

      General and administrative expenses increased 9.7% to $13.7 million for the quarter ended December 31, 2000, from $12.5 million for the same period last year. This increase is due in part to the acquisition of three businesses during the quarter ended December 31, 1999, coupled with an increase in our corporate infrastructure to better manage our operations. General and administrative expenses as a percentage of sales remained constant at 7.9% as compared to the same period last year.

      Interest expense increased to $5.1 million for the quarter ended December 31, 2000, from $3.4 million for the same period last year, primarily due to a net increase in borrowings and higher interest rates paid under our revolving credit facilities, together with the addition of term equipment notes related to the purchase of printing equipment.

      Effective income tax rates remained constant at 40% for the three months ended December 31, 2000 as compared to the same period last year.

NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 1999

      Sales increased 13.1% to $517.2 million for the nine months ended December 31, 2000, from $457.1 million for the same period last year. Sales grew approximately 8.0% as a result of the incremental revenue contribution of the 13 businesses acquired in fiscal 2000 (the "2000 Acquired Businesses"), with the remaining increase due to internal growth generated by our existing businesses.

      Gross profit increased 3.4% to $144.3 million for the nine months ended December 31, 2000, from $139.5 million for the same period last year. Gross profit as a percentage of sales decreased to 27.9% for the nine months ended December 31, 2000, from 30.5% in the same period last year. This decrease is due to a combination of lower sales prices and higher labor and materials costs due to economic conditions as discussed above, coupled with higher depreciation expense.

      Selling expenses increased 17.7% to $52.3 million for the nine months ended December 31, 2000, from $44.4 million for the same period last year, primarily due to the increased sales levels noted above. Selling expenses as a percentage of sales increased to 10.1% for the nine months ended December 31, 2000, as compared to 9.7% in the same period last year, due primarily to higher costs attributable to our pursuit of national accounts and our e-business initiatives.

      General and administrative expenses increased 16.0% to $41.0 million for the nine months ended December 31, 2000, from $35.4 million for the same period last year. This increase is due primarily to the addition of the 2000 Acquired Businesses. General and administrative expenses as a percentage of sales increased to 7.9% for the nine months ended December 31, 2000, as compared to 7.7% in the same period last year, due to a proportionally higher level of administrative expenses, including amortization of goodwill, incurred as a result of the 2000 Acquired Businesses, as well as an increase in our corporate infrastructure to better manage our operations.

      Interest expense increased to $15.3 million for the nine months ended December 31, 2000, from $9.2 million for the same period last year, primarily due to a net increase in borrowings and higher interest rates paid under our revolving credit facilities, together with the addition of term equipment notes related to the purchase of printing equipment.

      Effective income tax rates remained constant at 40% for the nine months ended December 31, 2000 as compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2000, we had cash and cash equivalents of $7.5 million, working capital of $74.2 million and total debt outstanding of $264.9 million. We used cash totaling $3.9 million during the nine months ended December 31, 2000 to pay certain liabilities, including earnout obligations, related to prior year acquisitions. Cash utilized for capital expenditures during the nine months ended December 31, 2000 was $19.8 million, and we also paid $7.4 million to repurchase 730,228 shares of our common stock pursuant to our share repurchase program.

      Our cash requirements are financed through internally generated funds and borrowings under our revolving credit facilities. We generated cash flow from operations (net income plus depreciation, amortization, deferred tax provision and loss on asset disposition) of $59.4 million for the nine months ended December 31, 2000, which exceeded our cash requirements for the period. During the nine months ended December 31, 2000, we reduced the balance outstanding on our revolving credit facilities by $22.7 million and incurred debt to finance certain equipment purchases in fiscal 2000 totaling $21.1 million and fiscal 2001 totaling $5.4 million.

INVESTING ACTIVITIES

      Pursuant to earnout agreements entered into in connection with certain acquisitions, we paid $2.0 million during the nine months ended December 31, 2000 and, as of that date, we were contingently obligated at certain times and under certain circumstances through fiscal 2005 to issue up to 396,230 shares of our common stock and to make additional cash payments of up to $20.1 million for all periods in the aggregate.

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

      We expect to fund future acquisitions through cash flow from operations, borrowings under our revolving credit facilities or the issuance of our common stock. To the extent we seek to fund a significant portion of the consideration for future acquisitions with cash, we may seek to increase the amount of our revolving credit facilities or obtain alternative sources of financing, although there can be no assurance that we will be able to do so.

      We also expect to continue making capital expenditures using cash flow from operations, supplemented as necessary by borrowings under our revolving credit facilities or the issuance of term notes.

FINANCING ACTIVITIES

      On December 11, 2000 we entered into a new $225.0 million senior secured credit facility (the "Credit Facility") with eleven banks led by First Union National Bank. The Credit Facility replaced an existing revolving credit agreement due to mature on July 31, 2001. The Credit Facility is composed of a $50.0 million five-year term loan (the "Term Loan"), of which $47.5 million was outstanding at December 31, 2000, and a $175.0 million five-year revolving credit line (the "Revolving Line"), of which $136.3 million was outstanding at December 31, 2000. The size of the combined facility may be increased at a later date to $275.0 million by adding additional lenders.

      Borrowings outstanding under the Credit Facility are secured by substantially all of our assets other than our real estate and certain equipment subject to term equipment notes and other financing. Borrowings under the Credit Facility accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or (2) an alternate base rate (based upon the greater of the agent bank's prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of 0% to 1.00%. We are also required to pay a commitment fee on available but unused amounts ranging from .275% to .375%. The interest rate margin and the commitment fee are based upon our ratio of Funded Debt to Pro Forma Consolidated EBITDA, as defined, redetermined quarterly. On December 31, 2000 borrowings outstanding under the Term Loan and the Revolving Line accrued interest at 8.58%.

      The Term Loan requires 20 fixed quarterly payments of $2.5 million each beginning on December 31, 2000, with the final payment due September 30, 2005. The Revolving Line matures on December 11, 2005, and any amounts outstanding under the Revolving Line must be repaid as of that date.

      The proceeds of the Credit Facility can be used to repay certain indebtedness, finance certain acquisitions and provide for working capital and general corporate purposes. We may also use the proceeds of the Credit Facility to repurchase our common stock, subject to a limit of $25.0 million and only to the extent that cumulative EBITDA exceeds certain levels.

      In addition, on December 11, 2000 we entered into an auxiliary revolving credit facility (the "Auxiliary Facility") with a commercial bank. This Auxiliary Facility is unsecured and has a maximum borrowing capacity of $5.0 million. The Auxiliary Facility matures on December 10, 2001, unless extended. At December 31, 2000, borrowings outstanding under the Auxiliary Facility totaled $1.8 million and accrued interest at 8.63%.

      Our Company is subject to certain covenants and restrictions and we must meet certain financial tests pursuant to and as defined in the Credit Agreement. We believe that these restrictions do not adversely affect our acquisition or operating strategies, and that we are in compliance with these covenants and financial tests at December 31, 2000.

      We also have agreements with two printing equipment manufacturers, pursuant to which we receive certain volume purchase incentives and long-term financing options with respect to the purchase of printing presses and other equipment. Under our agreement with Komori America Corporation (the "Komori Agreement"), we were obligated on term notes totaling $43.3 million and subject to a weighted average interest rate of 7.44% as of December 31, 2000. Under our agreement with Heidelberg USA (the "Heidelberg Agreement"), we were obligated on term notes totaling $26.2 million and subject to a weighted average interest rate of 8.01% as of December 31, 2000. The term notes payable under the Komori Agreement and the Heidelberg Agreement provide for fixed monthly principal and interest payments over periods of either five or ten years and are secured by the purchased printing equipment. Our Company is not subject to any significant financial covenants or restrictions in connection with these obligations.

      During the nine months ended December 31, 2000, we purchased 730,228 shares of our common stock at a total cost of $7.4 million, and we are authorized to purchase up to an additional 700,000 shares pursuant to the share repurchase program approved by our Board of Directors on April 24, 2000. The amount and timing of any future share repurchases will depend on a number of factors, including the price and availability of our shares, general market conditions and certain provisions in our Credit Facility. To fund future share purchases, we expect to utilize cash flow from operations or borrowings under our Credit Facility.

RECENT ACCOUNTING PRONOUNCEMENTS

      None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not hold or utilize derivative financial instruments which could expose our Company to significant market risk. However, we are exposed to market risk for changes in interest rates related primarily to our revolving credit facilities. As of December 31, 2000, there were no material changes in our market risk or the estimated fair value of our short-term and long-term debt obligations as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

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

      None.

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

* 3.3 Restated By-Laws of the Company, dated as of November 2, 1998 (Consolidated Graphics, Inc. Form 10-Q (September 30, 1998) SEC File No. 0-24068, Exhibit 3.2).

* 3.4 Restated By-Laws of the Company, as amended on June 23, 1999 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1999) SEC File No. 0-24068, Exhibit 3.4).

* 3.5 Amendments to the By-Laws of the Company on December 15, 1999 (Consolidated Graphics, Inc. Form 8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 3.2).

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

*10 Credit Agreement among the Company and First Union National Bank as Administrative Agent and First Union Securities, Inc., as Sole Arranger and Book Runner and Bank One, N.A., as Documentation Agent, dated as of December 11, 2000 (Consolidated Graphics, Inc. Form 8-K (December 28,
      2000) SEC File No. 001-12631, Exhibit 10).

* Incorporated by reference

(b) REPORTS ON FORM 8-K:

      1) Form 8-K, filed October 25, 2000 in connection with the press release announcing the Company's fiscal 2001 second quarter results.

      2) Form 8-K, filed November 7, 2000 in connection with the press release announcing new sourcing agreements with xpedx and NetPrint.

      3) Form 8-K, filed December 28, 2000 in connection with the press release announcing the agreement of the Company's new credit facility with a group of eleven banks.

      4) Form 8-K, filed January 19, 2001 in connection with the press releases announcing the appointment of an executive vice president and chief financial officer and the Company's preliminary fiscal 2001 third quarter results.

      5) Form 8-K, filed January 24, 2001 in connection with the press release announcing the Company's fiscal 2001 third quarter results.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT, CONSOLIDATED GRAPHICS, INC., HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                    CONSOLIDATED GRAPHICS, INC.


Dated: February 9, 2001             By: /s/ JOE R. DAVIS
                                            Joe R. Davis
                                            Chairman and Chief
                                            Executive Officer