Form 10-K
period 2001-03-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2001-06-22
CIK 921500

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                    FORM 10-K
(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2001
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM _____ TO ______ .

                         COMMISSION FILE NUMBER 0-24068
                         ------------------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|
             The aggregate market value of the voting stock held by
              nonaffiliates of the registrant as of May 31, 2001:
                         COMMON STOCK, $.01 PAR VALUE -- $212,801,047
                    The number of shares outstanding of the
                    issuer's common stock as of May 31, 2001:
                   COMMON STOCK, $.01 PAR VALUE -- 13,031,295

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on or about July 26, 2001, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into
Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

================================================================================

                           CONSOLIDATED GRAPHICS, INC.
                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 2001


                                      INDEX


                                     PART I

Item 1.  Business...........................................................2
Item 2.  Properties and Facilities..........................................8
Item 3.  Legal Proceedings..................................................8
Item 4.  Submission of Matters to a Vote of Security Holders................9


                                     PART II

Item 5.  Market For Registrant's Common Equity And Related Shareholder
          Matters...........................................................9
Item 6.  Selected Consolidated Financial Data..............................10
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................11
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.........16
Item 8.  Financial Statements and Supplementary Data.......................17
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................33


                                    PART III

Item 10. Directors and Executive Officers of the Registrant................33
Item 11. Executive Compensation............................................33
Item 12. Security Ownership of Certain Beneficial Owners and Management....33
Item 13. Certain Relationships and Related Transactions....................33

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K........................................................33

                                     PART I

ITEM 1.  BUSINESS

         In this annual report, the words "CGX," the "Company," "we," "our" and "us" refer to Consolidated Graphics, Inc, collectively with our subsidiaries. Our fiscal year is not a calendar year and ends on March 31.

COMPANY OVERVIEW

         Consolidated Graphics is a leading national provider of commercial printing services and is recognized as the largest sheet-fed and half-web commercial printing company in the United States. Our corporate headquarters are in Houston, Texas, and our operations include 63 printing businesses in 25 states. Each of our printing businesses has a well-established operating history of more than 25 years in most cases.

         The majority of our sales are derived from traditional commercial printing services, which include electronic prepress, printing, finishing, storage and delivery of high quality, custom-designed products. Examples of such products include multicolor product and capability brochures, shareholder communications, catalogs, training manuals, point-of-purchase marketing materials and direct mail pieces. We serve a diverse and growing base of customers in a broad cross-section of industries.

         As our Company has grown, we have expanded beyond our traditional strength in sheet-fed and half-web printing. Our advanced technological capabilities and expertise in digital processes enable our printing businesses to provide a variety of electronic products and services that are complementary to our traditional printing services. We also serve our customers by providing fulfillment and mailing services.

INDUSTRY BACKGROUND

         The printing industry is one of the largest industries in the United States, with total annual sales estimated to be in excess of $100 billion. General printing services include commercial printing, financial printing, book publishing, quick printing and the production of business forms, greeting cards and other stationery-type products. The largest segment of the industry is commercial printing services, which we estimate generates over $70 billion in annual U.S. sales based on available industry data. Most of the printing businesses operating in the United States today are privately-owned and individually generate less than $35 million in annual sales.

         We believe the following trends have presented new challenges to commercial printing businesses in recent years:

         Advances in technology - Printing design and prepress workflow have shifted from art boards to a digital environment. Newer, more sophisticated prepress, printing and bindery equipment are more efficient, operate much faster and require less labor. Commercial printing businesses must make substantial capital investments in such newer equipment in order to remain competitive.

         Building sole-source relationships - Large corporations are seeking to reduce operating costs by streamlining their purchasing process and limiting their number of suppliers. These customers want to align themselves with printing businesses that have a significant national presence and a wide range of capabilities to offer both commercial print and other essential print-related services.

         Increased demand for complementary services - The introduction of digital technology, the speed and interactive nature of the Internet and an increased focus by many businesses on their core competencies have generated demand for printing companies to provide complementary non-print services that provide additional value to their customers. Examples of such complementary services include repurposing of customers' digital assets, digital watermarking, inkjet labeling, kit packing, fulfillment and mailing.

         A consolidation trend in the general commercial printing industry also emerged and became a significant industry factor in the 1990's as medium-sized printing business owners sought to address these new industry challenges, as well as evaluate exit strategies. In order to limit personal financial risk, increase personal financial liquidity or facilitate plans to eventually retire, owners of printing businesses became more willing to sell their company to larger, better-capitalized companies. We believe there are relatively few buyers with the financial strength and management expertise who desire to acquire these medium-sized printing businesses.

BUSINESS STRATEGY

         Our overall business strategy is to be the market leader in the general commercial printing industry by combining the customer service and responsiveness of well-managed, local printing businesses with the competitive advantages provided by a national organization. Each of our 63 printing businesses maintains responsibility for the day-to-day operations and profitability of their business, while continuing to strengthen and build new customer relationships in their respective markets. At the same time, each operation is supported by the management expertise, purchasing power, technology investments and other advantages that exist because they are part of a larger company.

         Internal Sales Growth. Our printing businesses have numerous opportunities, individually and collectively, to achieve consistent, long-term sales growth at a rate that exceeds industry averages. Our current sales initiatives include:

o Expand our customer base by providing superior service and high quality products, as well as aggressively pursue new business to gain market share during the current economic slowdown.

o Continue to invest in new equipment and expand our capabilities to provide the faster turnaround times and complementary services demanded by our customers.

o Capitalize on our national presence and wide range of capabilities to pursue sole-source national contracts.

o Create additional revenue sources and generate additional print demand by providing our customers with innovative electronic products and services.

         Disciplined Acquisition Program. We are selectively pursuing opportunities to acquire profitable, well-managed printing businesses at reasonable prices. Our management team continues to evaluate potential acquisition candidates that fit our general criteria and believes that we will continue making acquisitions in the future.

         Cost Savings. Through economies of scale, we obtain preferential pricing for printing supplies and newer, more efficient equipment. In addition, we centralize certain administrative services, such as human resources, treasury and purchasing support, to generate cost savings.

         Best Practices/Benchmarking. Management teams at our printing businesses have access to strategic counsel and professional management techniques in such areas as planning, organization and controls. We provide a forum for them to share their knowledge of technical processes and their best practices with one another through a series of periodic national and regional meetings attended by top management and other personnel. We are also utilizing our wide area network and management information systems to benchmark financial and operational data and facilitate the sharing of information across our printing businesses. We believe that benchmarking helps our management identify and respond to changes in operating trends.

         Management Development. We are committed to a program designed to recruit, train and develop recent college graduates as printing sales and management professionals. Participants in our Management Development Program follow a three-year curriculum that provides them with the technical knowledge of printing processes, coupled with general business and managerial training. Certain aspects of this program are specifically tailored to fit the needs of each operating location. Our Management Development Program is unique to the industry and is a key factor in our ability to provide a high degree of quality customer service, as well as provide a pool of talent for future management positions at our printing businesses. As of May 31, 2001, there were 147 participants in this program.

PRINTING OPERATIONS

         We currently operate 63 printing businesses in 25 states, and each business is operated as a wholly-owned subsidiary of our Company. Our printing operations produce high quality, custom-designed printed materials for a large base of customers in a broad cross-section of industries, the majority of which are located in the markets they serve. In addition to providing a full range of prepress, printing and finishing services, our printing businesses offer several electronic products and services and a variety of fulfillment/mailing services. All of our printing businesses are aggregated together to represent one reportable operating segment because, in general, they provide the same type of services and exhibit similar economic characteristics.

Commercial Printing Services

         In general, commercial printing includes developing printable material through electronic prepress services, reproducing images on paper using printing presses and providing comprehensive finishing and delivery services. We maintain flexible production schedules in order to react swiftly to our customers' requirements. Many printing projects require fast turnaround times, from conception through delivery, and our printing businesses must maintain physical plant and customer service staff as necessary to maximize workloads when called upon to do so. Consequently, our printing businesses do not always operate at full capacity.

         Our electronic prepress services include all of the steps necessary to prepare media (photographs, artwork, typed copy) for printing. This process involves converting the media into digital images, separating digital color images into process colors, assembling films and burning film images onto printing plates using photochemical processes. Printing plates may also be produced using "computer-to-plate" technology, whereby digitized text, graphic images and line art are transferred directly from a digital file onto printing plates, eliminating the need for film. This technology, which is currently being used by over half of our companies, reduces costs, shortens turnaround time and improves product quality. We continually evaluate our printing operations' existing electronic prepress capabilities and closely monitor the development of newer technology that may be used to increase productivity and improve service and responsiveness to our customers.

         Once printable material has been developed in the electronic prepress area, our printing operations primarily use offset lithography to reproduce images on paper. The offset lithography process provides the highest quality, lowest cost printed products for most run lengths. Short-run to medium-run commercial work is generally printed on sheet-fed presses, while longer-run printing projects are typically printed on web presses.

         Our printing operations primarily use sheet-fed printing presses, which are generally capable of printing 16 pages of letter-sized finished product on a 28 by 40 inch sheet of paper with eight pages on each side (known as a 16-page "signature"). As of May 31, 2001, our printing businesses operated 304 sheet-fed presses capable of simultaneously printing from one to eight colors and are generally capable of running at speeds of up to 15,000 impressions an hour. We have eight locations which also operate half-size and full-size web presses which print on a continuous roll of paper and may print up to 32-page signatures on both sides of the paper at maximum speeds of up to 50,000 impressions an hour. Certain web presses are also capable of folding, gluing or perforating a printed product. Our finishing services include cutting, folding, binding and other operations necessary to finish the printed product according to customers' specifications.

Electronic Products And Services

         The introduction of digital technology to the printing industry, combined with the speed and interactive nature of the Internet, has transformed the commercial printing industry into a communications business that far exceeds ink on paper. By capitalizing on our expertise in digital processes and responding to the expanded communication needs of our customers, our printing businesses offer a wide range of electronic and Internet-based products and services that are complementary to our traditional printing services. We develop and market these electronic products and services through our CGXmedia division, which includes support staff at each of our facilities, trained and able to serve our customers and enhance our sales and marketing efforts.

         CGXmedia has developed two Internet-based software solutions that have generated significant interest from our customers. These two solutions are described below.

o COIN (Custom Ordering Interactive Network) is our proprietary software tool that helps customers better manage the print process. COIN sites are customized for each client and are used for ordering, typesetting, proofing, workflow management and fulfillment. COIN puts control directly on the customer's desktop, generating instant on-line proofs and providing multi-location organizations with the convenience of secure, Internet-based remote ordering capability.

o OPAL (On-line Private Asset Library) is used primarily by companies to store, archive and retrieve their valuable digital assets, such as images, logos, documents and other digital files, from any location via a web browser. OPAL enables customers to efficiently distribute these digital assets across multiple distribution channels, allowing groups to collaborate on projects and share materials. OPAL's software can be tailored to meet specific customer applications and utilizes sophisticated security architecture that limits access only to users authorized by the customer.

         CGXmedia also offers a variety of additional electronic media solutions, such as CD-ROM development and production, conversion of text in printed or digital form to eBook format, electronic journal composition and variable data and on-demand printing for short run, fast turnaround projects. By offering these electronic products and services, we are able to strengthen relationships with existing customers, as well as attract new customers. We expect that our ability to offer these electronic products and services will help drive future sales growth.

Fulfillment/Mailing Services

         We also provide fulfillment services, which primarily include assembling, packaging, storing, and distributing promotional, educational and training documents on behalf of our customers. Many corporations utilize our fulfillment services to help manage their inventories of printed products and related materials (such as binders and product samples), as well as provide "just in time" assembly and delivery of customized materials to end users. Orders for fulfillment services are frequently received via proprietary, Internet-based procurement and inventory management systems maintained by our printing businesses, including COIN sites.

         Many of our printing businesses provide mailing services for large quantities of printed materials distributed to end-users. Our mailing services are ideal for direct mail and promotional pieces. We offer a number of options for sorting, packaging, inkjet labeling and shipping of printed materials.

SALES AND MARKETING

         Most of the products that we produce are generated by individual orders through commissioned sales personnel and, in some cases, pursuant to long-term contracts. As of May 31, 2001, we employed 528 sales professionals, all of whom are knowledgeable about the printing industry and the extensive capabilities of our 63 printing businesses. In addition to soliciting business from existing and prospective customers, our sales personnel act as liaisons between customers and our production departments and also provide technical advice and assistance to customers throughout the printing process.

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

         Because the commercial printing business is highly service-oriented, our primary marketing focus is on responding rapidly to customer requirements and producing high quality printed materials at competitive prices. Rapid responsiveness is essential because of the short lead time on most commercial printing projects. Our printing operations are designed to maintain maximum flexibility to meet customer needs, both on a scheduled and an emergency basis. Each of our printing businesses target projects which they believe will best utilize their equipment and expertise.

         Our Company's size, extensive range of capabilities and nationwide coverage has created new sales channels, such as:

o National Accounts. More and more large corporations are seeking to leverage their print spending and limit their number of commercial print providers. Our National Accounts sales team is actively pursuing several opportunities to obtain sole-source, multi-year printing contracts with large corporations. We have successfully gained several national accounts and expect the pursuit of these long-term contracts to be an increasing contributor to our internal sales growth. We have a team of three individuals currently assigned to pursue national account opportunities and, as necessary, these individuals draw support from available personnel at our individual printing businesses and our corporate headquarters.

o Strategic Alliances. We have entered into two strategic alliances that will provide our Company with access to new sales channels. In May 2000, we entered into a joint marketing alliance agreement with The Standard Register Company ("Standard Register"), a nationwide provider of customized document management and workflow solutions for large corporations. Standard Register and CGX cooperate in pursuing national account opportunities from companies seeking to bundle their purchases of business forms and commercial printing. In March 2001, CGX entered into a strategic alliance between its financial printing operations and Merrill Corporation ("Merrill"). This alliance combines CGX's state of the art financial printing facility in Houston, Texas and reputation for high quality commercial printing with Merrill's worldwide financial typesetting and office network.

o Innovative Solutions. CGXmedia develops and markets several electronic products and services to meet the growing communication management needs of our print customers. Our COIN and OPAL software solutions help companies more efficiently execute print-related transactions and manage their valuable digital assets across multiple locations via the Internet. Both COIN and OPAL provide stand-alone solutions to our customers' common business problems, as well as help our sales professionals generate additional print demand. (See also "Printing Operations - Electronic Products and Services").

CUSTOMERS

         Our diverse customer base includes both national and local corporations, mutual fund companies, advertising agencies, graphic design firms, catalog retailers and direct mail distributors. Due to the project-oriented nature of customers' printing requirements, sales to customers may vary significantly from year to year and oftentimes depends upon the number, size and complexity of their projects in a particular period. Furthermore, continued engagement of our Company by our customers for successive jobs primarily depends upon, among other things, the customer's satisfaction with the quality of services provided. During fiscal 2001, we served over 12,000 customers, and our top ten customers accounted for 7.2% of total sales, none of which was individually more than 2.0%. We believe that our large and diverse customer base, broad geographic coverage of the United States and extensive range of printing capabilities and other complementary services reduce our exposure to an economic slowdown that may generally affect the printing industry or any one region of the country.

SUPPLIERS

         We purchase raw materials used in the printing process (such as paper, prepress supplies, ink, chemicals and boxes) from a number of national and local suppliers and we are not materially dependent on any one supplier. We use a two-tiered approach to purchasing in order to maximize the economies associated with our size, while maintaining the local efficiencies and time sensitivity required to meet customer demands. We negotiate master purchasing arrangements centrally with major suppliers and manufacturers to obtain better pricing, then communicate the terms of these arrangements to our individual printing businesses. Each printing business orders goods and services as needed in accordance with the terms set forth in our national purchasing agreements, if applicable, or on a local basis. We continually monitor market conditions and product developments, as well as regularly review the contractual terms of our national purchasing agreements, to take advantage of our increasing buying power and to maximize the benefits associated with these agreements.

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

COMPETITION

         The majority of general commercial printing projects are purchased by print buyers from locally available sources. Due to the highly fragmented nature of this industry segment, we compete with a substantial number of other general commercial printing companies for these jobs. Some of our competitors are owned by other large, publicly owned corporations; however, the majority are privately held, single location operations.

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

EMPLOYEES

         As of May 31, 2001, we had over 4,700 employees throughout our organization. Of this total, approximately 450 were employed subject to the terms of various collective bargaining agreements. We believe that our relations with our employees are generally satisfactory.

EXECUTIVE OFFICERS

         Joe R. Davis has been the Chief Executive Officer and Chairman of the Board of Directors since he founded our Company in 1985. Prior to forming CGX, Mr. Davis was a Vice President for a division of International Paper Company. He also previously served as a partner of the public accounting firm of Arthur Andersen LLP. Mr. Davis is 58 years old.

         Charles F. White has been the President and Chief Operating Officer since joining our Company in July 2000. Mr. White joined CGX after 32 years with Unisource Worldwide, a leading company in sales and distribution of printing paper and supplies. While at Unisource he held a variety of sales and management positions and was most recently President and Chief Operating Officer. Mr. White is 54 years old.

         Wayne M. Rose joined our Company in January 2001 as Executive Vice President, Chief Financial Officer and Secretary. Mr. Rose joined CGX after 18 years with Quanex Corporation, a Houston-based manufacturer of steel and aluminum products. He was most recently President of the Quanex Engineered Products Group and previously served as Quanex's Chief Financial Officer. Mr. Rose is 55 years old.

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

ITEM 2.  PROPERTIES AND FACILITIES

         As of May 31, 2001, our principal facilities consisted primarily of printing facilities that contain production, storage and office space. We own
1.3 million square feet at 30 locations and lease 1.9 million square feet at an additional 61 locations. All facilities are leased from unaffiliated third parties except for certain facilities containing approximately 462,025 square feet, which are leased from the former owners and current employees of 10 of our printing businesses. We also lease approximately 16,210 square feet of office space in Houston for our corporate headquarters. We believe our facilities are suitable for their present and intended purposes and are adequate for our current level of operations.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, our Company is involved in litigation relating to claims arising out of our operations in the normal course of business. We maintain insurance coverage against potential claims in an amount which we believe to be adequate. Currently, we are not aware of any legal proceedings or claims pending against our Company that our management believes will have a material adverse effect on our Company's consolidated financial position or consolidated results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock is traded on the New York Stock Exchange under the symbol CGX. The following table presents the quarterly high and low sales prices for our common stock for each of the last two fiscal years:

FISCAL 2001  -- QUARTER ENDED:                      HIGH          LOW
-------------------------------                     ----          ----
June 30, 2000.......................................13.38        8.50
September 30, 2000..................................15.44        8.69
December 31, 2000...................................12.13        9.50
March 31, 2001......................................16.50       11.40

FISCAL 2000  -- QUARTER ENDED:                      HIGH          LOW
-------------------------------                     ----          ---
June 30, 1999.......................................58.50        35.50
September 30, 1999..................................50.00        37.25
December 31, 1999...................................42.13        13.38
March 31, 2000......................................15.75        11.50

         As of May 15, 2001, there were 176 shareholders of record representing more than 4,500 beneficial owners.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following historical consolidated financial data should be read in conjunction with the audited consolidated financial statements of our Company and the notes thereto included in Item 8. "Financial Statements and Supplementary Data." Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.


                                                                               YEAR ENDED MARCH 31
                                                 ----------------------------------------------------------------------------
                                                    2001             2000             1999             1998             1997
                                                 ---------        ---------         --------         --------         -------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA
Sales                                             $683,396         $624,895         $435,961         $231,282         $144,082
Cost of sales...............................       494,158          437,345          298,935          157,906          100,197
                                                  --------         --------         --------         --------         --------
     Gross profit...........................       189,238          187,550          137,026           73,376           43,885
Selling expenses............................        70,070           61,267           42,767           22,365           14,223
General and administrative expenses.........        54,595           48,677           33,605           17,628           11,330
Special charge (1)                                   6,440                -                -                -                -
                                                  --------         --------         --------         --------         --------
     Operating income.......................        58,133           77,606           60,654           33,383           18,332
Interest expense, net.......................        20,858           13,476            7,745            3,720            2,305
                                                  --------         --------         --------         --------         --------
     Income before income taxes.............        37,275           64,130           52,909           29,663           16,027
Provision for income taxes..................        15,164           25,651           20,634           11,273            5,927
                                                  --------         --------         --------         --------         --------
     Net income.............................      $ 22,111         $ 38,479         $ 32,275         $ 18,390         $ 10,100
                                                  ========         ========         ========         ========         ========
Basic earnings per share (2)................      $   1.68         $   2.54         $   2.35         $   1.46         $    .83
                                                  ========         ========         ========         ========         ========
Diluted earnings per share (2)..............      $   1.68         $   2.51         $   2.28         $   1.40         $    .81
                                                  ========         ========         ========         ========         ========

                                                                                    MARCH 31
                                                 ----------------------------------------------------------------------------
                                                    2001             2000             1999             1998             1997
                                                 ---------        ---------         --------         --------         -------
                                                                                      (IN THOUSANDS)
BALANCE SHEET DATA
Working capital.............................     $  79,488        $  65,301        $  54,384        $  27,869        $  22,080
Property and equipment, net.................       299,871          310,344          230,733          135,892           85,643
Total assets................................       674,667          680,848          494,277          237,645          135,720
Long-term debt, net of current portion......       246,729          261,407          170,574           73,030           39,321
Total shareholders' equity..................       287,534          272,531          214,454          105,332           66,447


--------------------------------------------------------------------------------
(1) Relates to non-recurring costs and impairment charges primarily associated with combining the operations at three smaller, under-performing locations into nearby facilities and exiting one portion of our business at a fourth location. This special charge reduced net income by $4,117 net of tax and earnings per share by $.31.

(2) Adjusted for a two-for-one stock split on January 10, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking information. Readers are cautioned that such information involves known and unknown risks, uncertainties or other factors that could cause actual results to materially differ from those included herein. The Company's expectations regarding future sales and profitability assume, among other things, stability in the economy and reasonable growth in the demand for its products, the continued availability of raw materials at affordable prices and retention of its key management and operating personnel. In addition, the Company's expectations regarding future acquisitions assume, among other things, the Company's ability to identify new acquisition opportunities and its ability to negotiate and finance such acquisitions on acceptable terms as well as the ability to successfully absorb and manage such acquisitions. There can be no assurance that any or all of the assumptions underlying the forward-looking statements will prove to be correct, and there can therefore be no assurance that such forward-looking statements will prove to be accurate. The inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. The Company expressly disclaims any duty to provide updates to these forward-looking statements, assumptions or other factors after the date of this Report on Form 10-K to reflect the occurrence of events or circumstances or changes in expectations.

OVERVIEW

         Our Company is a leading national provider of commercial printing services and is recognized as the largest sheet-fed and half-web commercial printing company in the United States with 63 printing facilities in 25 states. We are focused on adding value to our operating companies by providing the financial and operational strengths, management support and technological advantages associated with a national organization. All of our printing businesses represent one reportable operating segment because, in general, they provide the same type of services and exhibit similar economic characteristics.

         The majority of our sales are derived from traditional printing services, which include electronic prepress, printing, finishing, storage, and delivery of high-quality, custom-designed products. Examples of such products include multicolor product and capability brochures, shareholder communications, catalogs, training manuals, point-of-purchase marketing materials and direct mail pieces. We have a diverse customer base, including national and local corporations, mutual fund companies, advertising agencies, graphic design firms, catalog retailers and direct mail distributors.

         Our printing operations capitalize on their advanced technological capabilities and expertise in digital processes to provide a variety of electronic products and services that are complementary to our traditional printing services. Our electronic products and services are developed and marketed to existing and potential customers through CGXmedia. Our two proprietary, Internet-based software solutions include COIN (Custom Ordering Interactive Network), our on-line print procurement and fulfillment software, and OPAL (On-line Private Asset Library), our Web-based tool used by companies to efficiently manage their valuable digital assets. CGXmedia also offers a variety of additional electronic media solutions, such as CD-ROM development and production, conversion of text in printed or digital form to eBook format, electronic journal composition and variable data and on-demand printing for short run, fast turnaround projects.

         Our Company offers fulfillment services, whereby we assemble, package, store and distribute promotional, educational and training documents on behalf of our customers. We help customers manage their inventory of printed products and related materials (such as binders and product samples), while also providing "just-in-time" assembly and delivery of customized materials to end users. Our convenient mailing services include a number of options for sorting, packaging, inkjet labeling and shipping of large quantities of printed materials to any number of distribution points.

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

         Most of the products we produce are generated by individual orders through commissioned sales personnel and, in some cases, pursuant to long-term contracts. To a large extent, continued engagement of our Company by our customers for successive jobs depends upon the customer's satisfaction with the quality of services provided. As such, we are unable to accurately predict, for more than a few weeks in advance, the number, size and profitability of printing jobs that we expect to produce.

         Our Company's primary business strategy is to generate sales and profit growth by capitalizing on our size, extensive range of capabilities and nationwide coverage to:

o        Increase our local market share,

o        Invest in new technology and expand our capabilities,

o        Aggressively pursue national account opportunities,

o Maximize the potential of CGXmedia to create additional revenue sources and generate additional print demand.

         We achieve operational improvements at our printing businesses by leveraging our economies of scale with national purchasing agreements, sharing best practices and benchmarking financial and operational data across our network of 63 companies, and providing general business and managerial training to recent college graduates through our successful Management Development Program. We also continue to selectively pursue opportunities to acquire profitable, well-managed printing companies that fit our general criteria.

RESULTS OF OPERATIONS

         The following table sets forth our Company's historical consolidated income statements and certain percentage relationships for the periods indicated:


                                                                                                 AS A PERCENTAGE OF SALES
                                                                                              ---------------------------------
                                                         YEAR ENDED MARCH 31                        YEAR ENDED MARCH 31
                                                      --------------------------------        ---------------------------------
                                                       2001          2000         1999        2001           2000         1999
                                                      ------        ------       ------      ------         ------       ------
                                                                 (In millions)
    Sales...............................              $683.4        $624.9       $436.0      100.0%         100.0%        100.0%
    Cost of sales.......................               494.2         437.3        299.0       72.3           70.0          68.6
                                                      ------        ------       ------      -----         ------         -----
         Gross profit...................               189.2         187.6        137.0       27.7           30.0          31.4
    Selling expenses....................                70.1          61.3         42.7       10.3            9.8           9.8
    General and administrative expenses                 54.6          48.7         33.6        8.0            7.8           7.7
    Special charge......................                 6.4          -            -           0.9              -             -
                                                      ------        ------       ------      -----         ------         -----
         Operating income...............                58.1          77.6         60.7        8.5           12.4          13.9
    Interest expense, net...............                20.9          13.5          7.8        3.1            2.1           1.8
                                                      ------        ------       ------      -----         ------         -----
         Income before income taxes.....                37.2          64.1         52.9        5.4           10.3          12.1
    Provision for income taxes..........                15.1          25.6         20.6        2.2            4.1           4.7
                                                      ------        ------       ------      -----         ------         -----
         Net income.....................             $  22.1        $ 38.5       $ 32.3        3.2%           6.2%          7.4%
                                                     =======        ======       ======      =====         ======         =====

      The absolute increases in sales and expenses during the periods indicated are due primarily to the acquisition of printing businesses. Because each acquisition was accounted for using the purchase method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. In each fiscal year, acquisitions affected our consolidated financial results, when compared to the prior year, for the portion of the year following their respective dates of acquisition. Similarly, acquisitions in each fiscal year affected our consolidated financial results in the years which followed their respective year of acquisition because the acquired business was under ownership for a full year.

Fiscal 2001 Compared With Fiscal 2000

         Sales increased 9.4% to $683.4 million in 2001 from $624.9 million in 2000. Sales grew 5.8% as a result of the incremental revenue contribution of the 13 businesses acquired in fiscal 2000 (the "2000 Acquired Businesses"). The remaining increase was due to internal growth generated by our focused efforts to build market share, add to our national account base and pursue our electronic media initiatives.

         Gross profit increased 0.9% to $189.2 million in 2001 from $187.6 million in 2000. Gross profit as a percentage of sales decreased to 27.7% in 2001 from 30.0% in 2000. This decrease resulted from a general economic slowdown, particularly during the third and fourth quarters, which reduced print demand, forcing our businesses to aggressively pursue sales volume and protect market share, coupled with higher depreciation expense attributable to capital expenditures.

         Selling expenses increased 14.4% to $70.1 million in 2001 from $61.3 in 2000, primarily due to the increased sales levels noted above. Selling expenses as a percentage of sales increased to 10.3% in 2001 from 9.8% in 2000. This increase is due to higher marketing and training costs attributable to our pursuit of national accounts and our electronic media initiatives as we continued to develop and market our electronic products and services available through CGXmedia.

         General and administrative expenses increased 12.2% to $54.6 million in 2001 from $48.7 million in 2000. This increase is due primarily to the addition of the 2000 Acquired Businesses. General and administrative expenses as a percentage of sales increased to 8.0% in 2001 from 7.8% in 2000, due to a proportionally higher level of administrative expenses, including amortization of goodwill, incurred as a result of the 2000 Acquired Businesses, as well as an increase in our corporate infrastructure to better manage our operations.

         The one-time special charge of $6.4 million recorded during the fourth quarter of 2001 is due to direct and incremental costs primarily associated with combining the operations at three smaller, under-performing locations into nearby facilities and exiting one portion of our business at a fourth location. We incurred $3.1 million in facility exit and other direct costs related to the combined operations, with the remaining $3.3 million related to the impairment of asset values.

         Interest expense increased to $20.9 million in 2001 from $13.5 million in 2000, primarily due to a net average increase in borrowings and higher interest rates paid under our revolving credit facilities, together with the addition of term equipment notes related to the purchase of printing equipment.

         Effective income tax rates increased to 41% in 2001 as compared to 40% in 2000. This increase is due to the effect of nondeductible goodwill that was impaired during 2001 in connection with the one-time special charge.

Fiscal 2000 Compared with Fiscal 1999

        Sales increased 43.3% to $624.9 million in 2000 from $436.0 million in 1999 due to the incremental revenue contribution of 19 acquisitions in 1999 and 13 acquisitions in 2000 (hereafter, we refer to these 32 acquired businesses as the "1999/2000 Acquisitions").

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

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2001, we had cash and cash equivalents of $8.7 million, working capital of $79.5 million and total debt outstanding of $265.4 million. As of March 31, 2000, we had cash and cash equivalents of $8.2 million, working capital of $65.3 million and total debt outstanding of $266.5 million. During 2001, we used cash of $4.8 million to pay certain liabilities, including earnout obligations, relating to prior year acquisitions. We used cash to complete acquisitions and certain liabilities, including earnout obligations, totaling $70.0 million in 2000 and $120.0 million in 1999. We also used cash to repurchase our common stock pursuant to our share repurchase program of $7.4 million in 2001 and $30.4 million in 2000. Cash utilized for capital expenditures was $26.4 million in 2001, $25.2 million in 2000 and $30.4 million in 1999.

       Our cash requirements are financed through internally generated funds and borrowings under our revolving credit facilities. During 2001, we generated cash flow from operations (net income plus depreciation, amortization, deferred tax provision and noncash portion of special charge) of $72.8 million, as compared to $86.5 million in 2000 and $55.2 million in 1999. Net incremental payments under our revolving credit facilities were $25.2 million in 2001 and net incremental borrowings were $59.9 million in 2000 and $93.5 million in 1999. We also incurred debt to finance equipment purchases totaling $31.5 million in 2001, $26.9 million in 2000 and $8.3 million in 1999.

INVESTING ACTIVITIES

         Pursuant to earnout agreements entered into in connection with certain acquisitions, we paid $2.2 million during 2001 and, as of March 31, 2001, we were contingently obligated at certain times and under certain circumstances through fiscal 2005 to issue up to 314,400 shares of our common stock and to make additional cash payments of up to $17.2 million for all periods in the aggregate.

         We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions and at returns relative to alternative opportunities to invest our available capital, including the repurchase of our common stock. There can be no assurance that we will be able to acquire additional businesses or shares of our common stock at prices and on terms acceptable to us. In addition, there can be no assurances that we will be able to establish, maintain or increase the profitability of any acquired business. We expect to fund future acquisitions through cash flow from operations, additional borrowings or the issuance of our common stock.

         We also expect to continue making capital expenditures using cash flow from operations, supplemented as necessary by borrowings under our revolving credit facilities or the issuance of term notes.

FINANCING ACTIVITIES

         On December 11, 2000 we entered into a new, five-year $225.0 million senior secured credit facility (the "Credit Facility") with eleven banks, which replaced an existing revolving credit agreement. The Credit Facility is composed of a $50.0 million five-year term loan (the "Term Loan"), of which $45.0 million was outstanding at March 31, 2001, and a $175.0 million five-year revolving credit line (the "Revolving Line"), of which $136.8 million was outstanding at March 31, 2001. The size of the combined facility may be increased by $50.0 million at a later date by adding additional lenders.

         Borrowings outstanding under the Credit Facility are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financing. Borrowings under the Credit Facility accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or (2) an alternate base rate (based upon the greater of the agent bank's prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to 1.00%. We are also required to pay a commitment fee on available but unused amounts ranging from .275% to .375%. The interest rate margin and the commitment fee are based upon our ratio of Funded Debt to Pro Forma Consolidated EBITDA, as defined, redetermined quarterly. On March 31, 2001, borrowings outstanding under the Term Loan and the Revolving Line accrued interest at a weighted average rate of 6.74%.

         The Term Loan requires quarterly payments of $2.5 million each through September 30, 2005.

         The proceeds of the Credit Facility can be used to repay certain indebtedness, finance certain acquisitions and provide for working capital and general corporate purposes. Proceeds can also be used to repurchase our common stock, subject to a limit of $25.0 million and certain other restrictions.

         In addition, on December 11, 2000 we entered into a one-year auxiliary revolving credit facility (the "Auxiliary Facility") with a commercial bank. This Auxiliary Facility is unsecured and has a maximum borrowing capacity of $5.0 million. At March 31, 2001, borrowings outstanding under the Auxiliary Facility totaled $1.4 million and accrued interest at 6.90%.

         Our Company is subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Facility. We were in compliance with these covenants and financial tests at March 31, 2001.

         We also have agreements with two printing equipment manufacturers, pursuant to which we receive certain volume purchase incentives and long-term financing options with respect to the purchase of printing presses and other equipment. Under these agreements, we were obligated on term notes totaling $72.4 million and subject to a weighted average interest rate of 7.75% as of March 31, 2001. The agreements provide for fixed monthly payments over periods of either five or ten years and are secured by the purchased equipment. Our Company is not subject to any significant financial covenants in connection with any of these equipment notes; however, our Credit Facility places certain limitations on the amount of additional term note obligations we may incur in the future.

         During 2001, we purchased 730,228 shares of our common stock at a total cost of $7.4 million, and we are authorized to purchase up to an additional 700,000 shares pursuant to the share repurchase program approved by our Board of Directors on April 24, 2000. The amount and timing of any future share repurchases will depend on a number of factors, including the price and availability of our shares, general market conditions and certain provisions in our Credit Facility.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not hold or utilize derivative financial instruments which could expose our Company to significant market risk. However, we are exposed to market risk for changes in interest rates related primarily to our short-term and long-term debt obligations. Our debt obligations as of March 31, 2001 include borrowings under our revolving credit facilities totaling $183.2 million, various term equipment notes totaling $75.6 million and other debt obligations totaling $6.6 million.

        The following table sets forth the average interest rate for the scheduled maturities of our debt obligations as of March 31, 2001
($ in millions):

                                                                                                                 ESTIMATED
                                                                                                                FAIR VALUE
                                                                                                                  AT MARCH
                                                                                                                     31,
                                   2002         2003       2004      2005      2006    THEREAFTER      TOTAL        2001
                                  -----        -----       -----     ----      ----    ----------      -----     ----------
FIXED RATE DEBT:
    Amount........................$8.2          $.9.2      $9.8      $8.9      $8.9      $31.5        $76.5        $76.0
    Average interest rate.........7.68%          7.90%     7.90%     7.74%     7.69%      7.76%        7.78%
VARIABLE RATE DEBT:
    Amount.......................$10.5          $10.6     $10.6      $10.6   $143.8       $2.8       $188.9       $188.9
    Average interest rate.........6.45%          6.44%     6.44%     6.43%     6.81%      3.94%        6.69%


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

Report of Independent Public Accountants.....................................18


Consolidated Balance Sheets at March 31, 2001 and 2000.......................19


Consolidated Income Statements for the Years Ended March 31, 2001,
  2000 and 1999..............................................................20


Consolidated Statements of Shareholders' Equity for the Years
  Ended March 31, 2001, 2000 and 1999........................................21


Consolidated Statements of Cash Flows for the Years Ended March 31,
  2001, 2000 and 1999........................................................22

Notes to Consolidated Financial Statements...................................23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Consolidated Graphics, Inc.:


We have audited the accompanying consolidated balance sheets of Consolidated Graphics, Inc. (a Texas corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.





ARTHUR ANDERSEN LLP
Houston, Texas
May 14, 2001

                           CONSOLIDATED GRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                                MARCH 31
                                                                                     -----------------------------
                                                                                        2001                 2000
                                                                                     ---------           ---------
                                 ASSETS

CURRENT ASSETS
     Cash and cash equivalents.........................................              $   8,667           $   8,197
     Accounts receivable, net..........................................                116,095             115,646
     Inventories.......................................................                 31,536              32,670
     Prepaid expenses..................................................                  4,605               4,947
     Deferred income tax assets........................................                  4,023               3,571
                                                                                      --------            --------
          Total current assets.........................................                164,926             165,031
PROPERTY AND EQUIPMENT, net............................................                299,871             310,344
GOODWILL, net..........................................................                203,030             198,588
OTHER ASSETS...........................................................                  6,840               6,885
                                                                                      --------            --------
                                                                                      $674,667            $680,848
                                                                                      ========            ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt................................               $  18,711           $   5,083
     Accounts payable..................................................                 33,865              55,780
     Accrued liabilities...............................................                 32,609              35,260
     Income taxes payable..............................................                    253               3,607
                                                                                       -------             -------
          Total current liabilities....................................                 85,438              99,730
LONG-TERM DEBT, net of current portion.................................                246,729             261,407
DEFERRED INCOME TAX LIABILITIES........................................                 54,966              47,180
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
     Common stock, $.01 par value; 100,000,000 shares authorized;
       13,018,795 and 13,708,396 issued and outstanding................                    130                 137
     Additional paid-in capital........................................                155,199             161,984
     Retained earnings.................................................                132,205             110,410
                                                                                      --------            --------
          Total shareholders' equity...................................                287,534             272,531
                                                                                      --------            --------
                                                                                      $674,667            $680,848
                                                                                      ========            ========

          See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                   YEAR ENDED MARCH 31
                                                                            ---------------------------------------
                                                                              2001           2000            1999
                                                                            -------        --------        --------

SALES.......................................................................$683,396       $624,895        $435,961

COST OF SALES................................................................494,158        437,345         298,935
                                                                            --------       --------        --------

     Gross profit............................................................189,238        187,550         137,026

SELLING EXPENSES..............................................................70,070         61,267          42,767

GENERAL AND ADMINISTRATIVE EXPENSES...........................................54,595         48,677          33,605

SPECIAL CHARGE.................................................................6,440              -               -
                                                                            --------       --------        --------

     Operating income.........................................................58,133         77,606          60,654

INTEREST EXPENSE..............................................................21,005         13,584            7,841

INTEREST INCOME................................................................(147)           (108)            (96)
                                                                            --------       --------        --------

     Income before income taxes...............................................37,275          64,130         52,909

PROVISION FOR INCOME TAXES....................................................15,164          25,651         20,634
                                                                            --------       --------        --------

NET INCOME...................................................................$22,111         $38,479        $32,275
                                                                            ========       =========       ========

BASIC EARNINGS PER SHARE.......................................................$1.68          $2.54           $2.35
                                                                            ========       =========       ========

DILUTED EARNINGS PER SHARE.....................................................$1.68          $2.51           $2.28
                                                                            ========      =========        ========

SHARES USED TO COMPUTE EARNINGS PER SHARE:
     Basic                                                                    13,142         15,155          13,762
                                                                            ========      =========        ========
     Diluted                                                                  13,186         15,336          14,126
                                                                            ========      =========        ========

          See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                COMMON STOCK               ADDITIONAL
                                                          ---------------------------       PAID-IN         RETAINED
                                                              SHARES           AMOUNT       CAPITAL         EARNINGS         TOTAL
                                                             --------         -------     -----------       ---------     ---------

BALANCE, March 31, 1998.....................................   12,960            $129         $ 59,658        $ 45,545     $105,332
     Common stock issuance -- acquisitions..................    1,518              15           75,224               -       75,239
     Exercise of stock options..............................      171               2            1,606               -        1,608
     Net income.............................................        -               -                -          32,275       32,275
                                                               ------          ------         --------        --------      --------
BALANCE, March 31, 1999.....................................   14,649             146          136,488          77,820      214,454
     Common stock issuance -- acquisitions..................    1,046              11           48,839               -       48,850
     Exercise of stock options..............................       83               1            1,118               -        1,119
     Retirement of common stock.............................   (2,070)            (21)         (24,461)         (5,889)     (30,371)
     Net income.............................................        -               -                -          38,479       38,479
                                                               ------          ------         --------        --------     --------
BALANCE, March 31, 2000.....................................   13,708             137          161,984         110,410      272,531
     Exercise of stock options..............................       40               -              246               -          246
     Retirement of common stock.............................     (730)             (7)          (7,031)           (316)      (7,354)
     Net income.............................................        -               -                -          22,111       22,111
                                                               ------          ------         --------        --------     --------
BALANCE, March 31, 2001.....................................   13,018            $130         $155,199        $132,205     $287,534
                                                               ======          ======         ========        ========      ========

          See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    YEAR ENDED MARCH 31
                                                                         --------------------------------------
                                                                            2001          2000           1999
                                                                         ---------     --------        --------

OPERATING ACTIVITIES:
Net income.................................................................$ 22,111       $38,479         $32,275
Adjustments to reconcile net income
  to net cash provided by operating activities
     Depreciation and amortization.......................................... 38,783        32,881          20,209
     Deferred income tax provision..........................................  7,334        15,135           2,697
     Noncash portion of special charge......................................  4,615             -               -
Changes in assets and liabilities, net of effects of acquisitions
           Accounts receivable.............................................. (1,048)       (6,070)            665
           Inventories......................................................    826        (1,633)          2,747
           Prepaid expenses.................................................    213          (561)           (594)
           Other assets.....................................................     45           512           1,729
           Accounts payable and accrued liabilities......................... (1,420)      (11,351)         (2,964)
           Income taxes payable............................................. (3,341)          927           3,632
                                                                             ------       -------        --------
                Net cash provided by operating activities..................  68,118        68,319          60,396
                                                                             ------       -------        --------

INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired...........................  (4,782)      (70,005)       (119,986)
Purchases of property and equipment........................................ (26,434)      (25,172)        (30,429)
Proceeds from asset dispositions...........................................   3,279         2,597           1,094
                                                                             ------        ------          ------
                Net cash used in investing activities...................... (27,937)      (92,580)       (149,321)
                                                                             ------       -------        --------

FINANCING ACTIVITIES:
Proceeds from revolving credit facilities.................................  359,200       678,800         306,165
Payments on revolving credit facilities................................... (384,359)     (618,860)       (212,649)
Payments on long-term debt................................................   (7,431)       (4,506)         (4,202)
Payments to repurchase common stock.......................................   (7,354)      (30,371)              -
Proceeds from exercise of stock options and other.........................      233           857             881
                                                                             ------       -------        --------
                Net cash (used in) provided by financing activities.......  (39,711)       25,920          90,195
                                                                             ------       -------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................................      470         1,659           1,270
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............................    8,197         6,538           5,268
                                                                             ------       -------        --------
CASH AND CASH EQUIVALENTS AT END OF YEAR..................................  $ 8,667       $ 8,197          $6,538
                                                                           ========       =======        ========

          See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND PERCENTAGES)

1.  BUSINESS

         Consolidated Graphics, Inc. (collectively with its subsidiaries referred to as "the Company") is the largest sheet-fed and half-web commercial printing company in the United States with 63 printing facilities in 25 states. The Company is focused on adding value to its operating companies by providing the financial and operational strengths, management support and technological advantages associated with a national organization.

         The majority of the Company's sales are derived from traditional printing services, which include electronic prepress, printing, finishing, storage and delivery of high-quality, custom-designed products. Examples of such products include multicolor product and capability brochures, shareholder communications, catalogs, training manuals, point-of-purchase marketing materials and direct mail pieces. The Company has a diverse customer base, including national and local corporations, mutual fund companies, advertising agencies, graphic design firms, catalog retailers and direct mail distributors. The Company's advanced technological capabilities and expertise in digital processes enable its printing businesses to provide a variety of electronic products and services that can be separate from, or complementary to, its traditional printing services. The Company also serves its customers by providing fulfillment and mailing services.

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

         Revenue Recognition and Accounts Receivable -- The Company recognizes revenue upon delivery of each job. Losses, if any, on jobs are recognized at the earliest date such amount is determinable. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 10% of the Company's revenues during the years ended March 31, 2001, 2000 and 1999. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. The Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") during the fourth quarter of fiscal 2001, which did not have a material impact on the Company's consolidated financial statements.

         Accounts receivable in the accompanying consolidated balance sheets are reflected net of allowance for doubtful accounts of $2,698 and $2,763 at March 31, 2001 and 2000.

                           CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND PERCENTAGES)

         Inventories -- Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. The carrying values of inventories are set forth below:

                                                         MARCH 31
                                                ---------------------
                                                 2001           2000
                                                -------       -------

        Raw materials......................     $11,314       $11,130
        Work in progress...................      18,128        19,382
        Finished goods.....................       2,094         2,158
                                                -------       -------
                                                $31,536       $32,670
                                                =======       =======

         Goodwill -- Goodwill represents the excess of cost over the estimated fair value of identifiable assets of businesses acquired. Goodwill is stated at cost, net of accumulated amortization, and is being amortized over forty years using the straight-line method. Accumulated amortization of goodwill was $11,859 and $6,580 at March 31, 2001 and 2000.

        Impairment of Long-Lived Assets -- The Company periodically evaluates whether the remaining balances of property and equipment, goodwill or other long-lived assets may be recoverable by assessing current and future levels of income and cash flows on an undiscounted basis, as well as other factors, such as business trends and general market conditions. The Company recorded an impairment loss totaling $3,346 related to the consolidation of three facilities and exiting one portion of its business at a fourth location during fiscal 2001 (See Other Information - Special Charge).

        Recent Accounting Pronouncements -- Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, was issued in June 1997. It requires a company to report separately information about each operating segment. Management believes that all the Company's subsidiaries operate in the commercial printing industry and exhibit similar economic characteristics. Accordingly, the Company's subsidiaries are aggregated into a single reportable segment. SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, was issued in June 2000, and amends certain provisions of SFAS No. 133. This statement is effective for all fiscal years beginning after June 15, 2000. Management does not believe that the adoption of SFAS No. 138 will have a material impact on its consolidated financial position or consolidated results of operations since it does not currently engage in such activities.

         OTHER INFORMATION

        Supplemental Cash Flow Information - The consolidated statements of cash flows provide information about the Company's sources and uses of cash and exclude the effects of non-cash transactions. Significant non-cash transactions primarily include the issuance of common stock and the assumption of debt related to the acquisition of certain printing businesses (see Note 3. Acquisitions), as well as the issuance of term equipment notes payable related to the purchase of printing equipment. The Company issued term equipment notes payable totaling $31,540, $26,907, and $8,278 for the years ended March 31, 2001, 2000 and 1999 (See Note 5. Long-Term Debt). Such notes were issued to satisfy certain accounts payable totaling $21,123, $10,716 and $5,073 as of March 31, 2001, 2000 and 1999, related to the purchase of printing equipment, and to acquire additional printing equipment for $10,417, $16,191 and $3,205 during the years ended March 31, 2001, 2000 and 1999.

                           CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND PERCENTAGES)

The following is a summary of the total cash paid for interest and income taxes (net of refunds):



                                                                                        YEAR ENDED MARCH 31
                                                                                -----------------------------------
                                                                                  2001          2000          1999
                                                                                -------       --------      -------
         Cash Paid For:
              Interest........................................................  $22,164        $12,846       $ 7,237
              Income taxes....................................................   11,121          9,850        12,931



         Accrued Liabilities  -- The significant components of accrued liabilities are as follows:

                                                                                         MARCH 31
                                                                                ------------------------
                                                                                 2001               2000
                                                                               --------          --------

             Compensation and benefits......................................    $13,996           $14,426
             Taxes payable..................................................      2,915             3,293
             Accrued purchases..............................................      2,955             2,759
             Other..........................................................     12,743            14,782
                                                                                -------           -------
                                                                                $32,609           $35,260
                                                                                =======           =======


      Earnings Per Share -- Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares and include the effect of dilutive stock options outstanding.

      Related Party Transactions -- The Company leases, under terms it believes are comparable to market rates, certain real estate from individuals who formerly owned an acquired business and are now employed by the Company.

     Special Charge -- The Company recorded a one-time special charge of $6,440 ($4,117 after tax) during the fourth quarter of fiscal 2001 related to direct and incremental costs primarily associated with combining the operations at three smaller, under-performing locations into nearby facilities and exiting one portion of its business at a fourth location. The components of the special charge are as follows:

              Impairment of property and equipment values............    $2,272
              Impairment of goodwill.................................     1,074
              Facility exit costs....................................     1,504
              Other direct costs.....................................     1,590
                                                                         ------
                                                                         $6,440
                                                                         ======

     Impairment losses were calculated based on the excess of the recorded value of property and equipment over each asset's respective fair values using recent comparable market data. Costs totaling $1,048 related to items incurred but not yet paid were reflected in accrued liabilities as of March 31, 2001.

     Fair Value of Financial Instruments -- The Company's financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not hold or issue derivative financial instruments. The Company believes that the fair value of its financial instruments, other than fixed rate debt obligations totaling $76,588 at March 31, 2001, approximates their recorded values. The Company estimates that the fair value of its fixed rate debt obligations at March 31, 2001 is $76,043. Such estimate of fair value is based on interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.

                           CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND PERCENTAGES)

    Concentrations of Credit Risk -- Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash deposits and trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited because the Company's printing businesses provide services to a large, diverse group of customers in various geographical regions. Management performs ongoing credit evaluations of its customers and generally does not require collateral for the extension of credit. Additionally, the Company provides an allowance for doubtful accounts as deemed necessary based upon expected collectibility.

3.  ACQUISITIONS

      All acquisitions have been accounted for using the purchase method of accounting. Revenues and expenses of the acquired businesses have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair market value.

      During fiscal 2001, the Company paid cash of $4,782 to satisfy certain liabilities of acquired businesses that existed at March 31, 2000 or pursuant to earnout agreements entered into in connection with certain prior year acquisitions.

      During fiscal 2000, the Company acquired 13 printing businesses. To complete these acquisitions, in the aggregate, the Company paid cash of $42,044, issued 1,032,407 shares of its common stock and discharged debt and paid other liabilities of the acquired businesses totaling $24,477. Additionally, debt of the acquired businesses totaling $10,706 remained outstanding following the acquisitions. During fiscal 2000, the Company also issued 13,332 shares of its common stock and paid cash of $3,484 pursuant to earnout agreements entered into in connection with certain prior year acquisitions.

       During fiscal 1999, the Company acquired 19 printing businesses. To complete these acquisitions, in the aggregate, the Company paid cash of $61,824, issued 1,493,673 shares of its common stock and discharged debt and paid other liabilities of the acquired businesses totaling $54,295. Additionally, debt of the acquired businesses totaling $476 remained outstanding following the acquisitions. During fiscal 1999, the Company issued 23,861 shares of its common stock and paid cash of $700 pursuant to earnout agreements entered into in connection with certain prior year acquisitions. The Company also paid cash of $3,167 in fiscal 1999 to satisfy a liability for the purchase of certain printing presses in connection with a prior year acquisition.

      The following table sets forth unaudited pro forma information assuming that for the year ended March 31, 2000, each of the acquisitions in 2000 occurred on April 1, 1999.
                                                                    YEAR ENDED
                                                                  --------------
                                                                  MARCH 31, 2000
                                                                   (UNAUDITED)

         Sales....................................................    $669,086
         Net income...............................................      40,675
         Diluted earnings per share...............................        2.62

         The preceding pro forma financial information does not purport to be indicative of the Company's consolidated financial position or consolidated results of operations that would have occurred had the transactions been completed at the beginning of the period presented, nor does such pro forma information purport to indicate the Company's consolidated results of operations at any future date or for any future period. Certain of the Company's acquisitions involve contingent consideration typically payable only in the event that the financial results of an acquired business improve by an equal amount or more after the acquisition; accordingly, such contingent consideration has been excluded from the preceding pro forma financial information.

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

     The following is a summary of the Company's property and equipment and their estimated useful lives:



                                                                                   MARCH 31
                                                                             -------------------          ESTIMATED
                                DESCRIPTION                                   2001         2000         LIFE IN YEARS
                                -----------                                  -------     -------       --------------

         Land.............................................................. $  7,507     $  7,615             --
         Buildings and leasehold improvements..............................   53,361       49,669          15-40
         Printing presses and equipment....................................  297,435      292,583           7-20
         Computer equipment and software...................................   19,479       16,192            2-5
         Furniture, fixtures and other.....................................    9,555        9,090            5-7
                                                                             -------     --------

                                                                             387,337      375,149
         Less  -- accumulated depreciation.................................  (87,466)     (64,805)
                                                                            --------      -------

                                                                            $299,871     $310,344
                                                                            ========     ========



5.  LONG-TERM DEBT

         The following is a summary of the Company's long-term debt as of:


                                                                                  MARCH 31
                                                                              2001         2000
                                                                           ---------    ---------

         Revolving credit facilities....................................    $183,178     $208,337
         Term equipment notes...........................................      75,665       50,974
         Other..........................................................       6,597        7,179
                                                                            --------     --------
                                                                             265,440      266,490
         Less  -- current portion.......................................     (18,711)      (5,083)
                                                                            --------     --------

                                                                            $246,729     $261,407
                                                                            ========     ========


        On December 11, 2000, the Company entered into a new, five-year
$225,000 senior secured credit facility (the "Credit Facility") with eleven banks, which replaced an existing revolving credit agreement. The Credit Facility is composed of a $50,000 five-year term loan (the "Term Loan"), of which $45,000 was outstanding at March 31, 2001, and a $175,000 five-year revolving credit line (the "Revolving Line"), of which $136,800 was outstanding at March 31, 2001. The size of the combined facility may be increased by $50,000 at a later date by adding additional lenders.

                           CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND PERCENTAGES)

         Borrowings outstanding under the Credit Facility are secured by substantially all of the Company's assets other than real estate and certain equipment subject to term equipment notes and other financing. Borrowings under the Credit Facility accrue interest, at the Company's option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or (2) an alternate base rate (based upon the greater of the agent bank's prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to 1.00%. The Company is also required to pay a commitment fee on available but unused amounts ranging from .275% to .375%. The interest rate margin and the commitment fee are based upon the Company's ratio of Funded Debt to Pro Forma Consolidated EBITDA, as defined, redetermined quarterly. On March 31, 2001 borrowings outstanding under the Term Loan and the Revolving Line accrued interest at a weighted average rate of 6.74%.

         The Term Loan requires quarterly payments of $2,500 each through September 30, 2005.

         The proceeds of the Credit Facility can be used to repay certain indebtedness, finance certain acquisitions and provide for working capital and general corporate purposes. Proceeds can also be used by the Company to repurchase its common stock, subject to a limit of $25,000 and certain other restrictions.

         The covenants contained in the Agreement, among other things, limit the Company's ability to (i) incur secured and unsecured debt beyond specific amounts or based upon financial ratios, (ii) pledge its assets beyond specific amounts, (iii) merge, consolidate with or acquire other companies where the total consideration paid is above certain levels, (iv) change its primary business, (v) pay cash dividends, (vi) make capital expenditures and dispose of assets beyond certain levels. The Company must also meet certain financial tests relating to its leverage ratio, interest coverage ratio, fixed charge coverage ratio and consolidated net worth.

        In addition, on December 11, 2000 the Company entered into a one-year auxiliary revolving credit facility (the "Auxiliary Facility") with a commercial bank. This Auxiliary Facility is unsecured and has a maximum borrowing capacity of $5,000. At March 31, 2001, borrowings outstanding under the Auxiliary Facility totaled $1,378 and accrued interest at 6.90%.

       The term equipment notes consist primarily of term notes payable pursuant to printing equipment purchase and financing agreements between the Company and two printing equipment manufacturers. The agreements provide for fixed monthly payments over periods of either five or ten years and are secured by the purchased equipment. At March 31, 2001, outstanding borrowings under these agreements totaled $72,464 and were subject to a weighted average interest rate of 7.75%. The remaining balance of term equipment notes totaling $3,201 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of these equipment notes; however, the Credit Facility places certain limitations on the amount of additional term note obligations the Company may incur in the future.

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

        The principal payment requirements by fiscal year under the Company's debt agreements are as follows, 2002 -- $18,711; 2003 -- $19,741; 2004 --
$20,358; 2005 -- $19,555; 2006 -- $152,668; thereafter -- $34,407.


6.  INCOME TAXES

         The provision for income taxes is composed of the following:



                                                                         YEAR ENDED MARCH 31
                                                               --------------------------------------
                                                                 2001            2000           1999
                                                               --------        -------         ------

         Current...............................................$  7,830        $10,516         $17,936
         Deferred..............................................   7,334         15,135           2,698
                                                               --------        -------         -------
                                                                $15,164        $25,651         $20,634
                                                               ========        =======         =======


        The provision for income taxes differs from an amount computed at the statutory rates as follows:

                                                                        YEAR ENDED MARCH 31
                                                             ----------------------------------------
                                                               2001              2000            1999
                                                             --------          --------        -------

         Provision at the statutory rate..................    $13,046           $22,446         $18,518
         State income taxes, net of federal
           income tax benefit.............................        583             1,965           1,279
         Non-deductible expenses:
              Amortization of goodwill....................      1,205               900             532
              Other.......................................        330               340             305
                                                             --------           -------         -------
                                                              $15,164           $25,651         $20,634
                                                             ========          ========         =======

        Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts as measured based on enacted tax laws and regulations. The components of the net deferred income tax assets and liabilities are as follows:



                                                                                      MARCH 31
                                                                     ------------------------------------------
                                                                      2001               2000             1999
                                                                     ------             ------           -------
         Deferred income tax liabilities:
           Property and equipment.................................... $44,683           $36,493            $27,103
           Goodwill and other........................................  10,283            10,687              1,388
                                                                      -------           -------            -------
              Total deferred income tax liabilities.................. $54,966           $47,180            $28,491
                                                                      =======           =======            =======

         Deferred income tax assets:
           Accounts receivable and inventory......................... $ 1,379           $ 1,463            $ 2,533
           Accruals not currently deductible.........................   2,644             2,108              2,090
                                                                      -------           -------            -------
              Total deferred income tax assets....................... $ 4,023           $ 3,571            $ 4,623
                                                                      =======           =======            ========


                           CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND PERCENTAGES)

7.  COMMITMENTS AND CONTINGENCIES

        The Company's minimum payments each fiscal year under its noncancelable operating lease agreements for facilities and equipment are as follows: 2002-- $10,028; 2003-- $8,289; 2004-- $6,320; 2005-- $4,687; 2006-- $3,817;
thereafter-- $5,420. Total rent expense was $10,202, $9,574 and $5,234 for the years ended March 31, 2001, 2000 and 1999.

        In connection with certain acquisitions, the Company has agreed to issue additional shares of its common stock or make additional cash payments contingent upon the acquired printing businesses improving operating profits in excess of certain pre-determined targets. At March 31, 2001, the Company was contingently obligated through fiscal 2005 to issue up to a total of 314,400 shares of its common stock and make additional cash payments of up to $17,175 for all periods in the aggregate.

       From time to time, the Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, there are no legal proceedings or claims pending against the Company that management believes will have a material adverse effect upon the Company's consolidated financial position or consolidated results of operations.


8.  STOCK OPTIONS

       Employees of the Company and certain nonemployee members of the Company's Board of Directors have been, or may be granted rights to purchase shares of its common stock pursuant to the Consolidated Graphics, Inc. Long-Term Incentive Plan (the "Plan"). Options granted pursuant to the Plan may either be incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Options granted under the Plan are at a price not less than the market price of the stock at the date of grant and periodically vest over a term of up to ten years. Options granted under the Plan generally expire six months after the vesting period or termination of employment. At March 31, 2001, a total of 2,621,982 shares were reserved for issuance pursuant to the Plan, of which 461,596 shares were reserved for options which had not been granted.

       The Company accounts for the Plan under the provisions and related interpretations of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." No compensation expense or liability is recognized for such options in the accompanying consolidated financial statements since all options were granted at the fair market value of the stock at the date of grant.

       The following table sets forth option transactions under the Plan:


                                                                        FOR THE YEARS ENDED MARCH 31
                                              ---------------------------------------------------------------------------------
                                                       2001                        2000                         1999
                                             -------------------------      -------------------------     ---------------------
                                                             WEIGHTED                        WEIGHTED                     WEIGHTED
                                                             AVERAGE                         AVERAGE                      AVERAGE
                                                             EXERCISE                        EXERCISE                     EXERCISE
                                              SHARES          PRICE          SHARES           PRICE         SHARES         PRICE
                                              ------          -----          ------           ------        ------         -----
  Outstanding at April 1...................    1,236,660      $38.36         1,363,927        $40.54        808,048        $19.10
       Granted.............................    1,116,069       11.18           205,641         24.32        793,985         55.12
       Exercised...........................      (55,250)       7.62           (83,766)        10.40       (170,392)        11.28
       Forfeited...........................     (137,093)      27.15          (249,142)        47.58        (67,714)        29.62
                                               ---------                     ---------                    ---------

  Outstanding at March 31..................    2,160,386       25.83         1,236,660         38.36      1,363,927         40.54
                                               =========                     =========                    =========
  Shares exercisable at March 31...........      398,289      $29.50           323,891        $23.53        217,842        $14.94
                                               =========                     =========                    =========


                           CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND PERCENTAGES)

         Had the Company used the fair-value-based method of accounting for the Plan prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net income and earnings per share would have been reduced to the following pro forma amounts:



                                                                         FOR THE YEARS ENDED MARCH 31
                                                 ---------------------------------------------------------------------------
                                                          2001                         2000                       1999
                                                 ---------------------      ---------------------      ---------------------

                                                    AS            PRO           AS           PRO           AS           PRO
                                                 REPORTED        FORMA       REPORTED       FORMA       REPORTED       FORMA
                                                ---------      --------      ---------     -------      --------       -----

         Net income............................   $22,111       $19,328       $38,479      $35,847     $32,275        $30,129
         Basic earnings per share..............      1.68          1.49          2.54         2.23        2.35           2.19
         Diluted earnings per share............      1.68          1.48          2.51         2.21        2.28           2.13


       The pro forma compensation expense may not be representative of future amounts because options vest over several years and additional options may be granted in future years.

       The weighted-average grant date fair value of options granted during fiscal 2001, 2000 and 1999 was $7.50, $15.96 and $34.64, respectively. The weighted-average grant date fair value of options was determined by utilizing the Black-Scholes option-pricing model with the following key assumptions:


                                                              2001           2000              1999
                                                              ----           ----              ----

         Dividend yield..............................         --              --                --
         Expected volatility.........................      60.4%           74.9%             51.5%
         Average risk-free interest rate.............       5.8%            6.3%              5.4%
         Average expected life.......................   7.6.yrs.        5.0.yrs.          8.5.yrs.


      The Black-Scholes model used by the Company to calculate the fair value of options granted, as well as other currently accepted option valuation models, were developed to estimate the fair value of freely tradable, fully transferable options without vesting and/or trading restrictions, which significantly differ from the provisions associated with the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management does not believe this model provides a reliable single measure of the fair value of the Company's stock option awards.

                           CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND PERCENTAGES)


9.  UNAUDITED QUARTERLY FINANCIAL DATA

       The following table contains selected quarterly financial data from the consolidated income statements for each quarter of fiscal 2001 and 2000. The Company believes this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.



                                                  1ST                2ND               3RD              4TH
                                                QUARTER            QUARTER           QUARTER        QUARTER (1)
                                               ---------           --------         ----------     ------------

FISCAL 2001:
Sales.......................................   $173,486            $172,503          $171,211        $166,196
Gross profit................................     49,428              49,259            45,617          44,934
Net income..................................      8,036               7,914             5,496             665
Basic earnings per share....................        .59                 .61               .42             .05
Diluted earnings per share..................        .59                 .61               .42             .05

FISCAL 2000:
Sales.......................................   $145,829            $152,886          $158,408        $167,772
Gross profit................................     45,677              47,592            46,213          48,068
Net income..................................     10,693              10,763             8,855           8,168
Basic earnings per share....................        .71                 .69               .56             .58
Diluted earnings per share..................        .70                 .68               .56             .58


(1) Reflects a one-time special charge of $4,117 net of tax or $.31 per share in fiscal 2001. (See Note 2. Other Information - Special Charge).

         Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal annual earnings per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.
                                    PART III

         The information called for by "Item 10. Directors and Executive Officers of the Registrant" (except for certain information regarding executive officers which is included in Part I hereof as "Item 1. Business -- Executive Officers"), "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management", and "Item 13. Certain Relationships and Related Transactions", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders (presently scheduled to be held July 26, 2001) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      INDEX TO FINANCIAL STATEMENTS

(a)(1)   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

         The index to the Financial Statements is included on page 17 of this report and is incorporated herein by reference.

(a)(2)   FINANCIAL STATEMENT SCHEDULES:

         Report of Independent Public Accountants on Supplementary Data.

         Schedule II - Valuation and Qualifying Accounts.

         All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

(a)(3)   EXHIBITS:

*3.1         --Restated Articles of Incorporation of the Company filed with the
               Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994) SEC File No.0-24068, Exhibit 4(a)).
*3.2         --Articles of Amendment to the Restated Articles of Incorporation
               of the Company dated as of July 29, 1998.(Consolidated Graphics, Inc. Form 10-Q (June 30, 1998) SEC File No. 0-24068,
               Exhibit 3.1).
*3.3         --Restated By-Laws of the Company, dated as of November 2, 1998
               (Consolidated Graphics, Inc. Form 10-Q (September 30, 1998)
               SEC File No. 0-24068, Exhibit 3.2).
*3.4         --Restated By-Laws of the Company as amended on June 23, 1999
               (Consolidated Graphics, Inc. Form 10-Q  (June 30,  1999) SEC
               File No. 0-24068, Exhibit 3.4).
*3.5         --Amendments to the By-Laws of the Company on December 15, 1999
               (Consolidated Graphics, Inc. Form 8-K (December  15, 1999)
               SEC File No. 0-24068, Exhibit 3.2).
*4.1         --Specimen Common Stock Certificate (Consolidated Graphics, Inc.
               Form 10-K (March 31, 1998) SEC File  No. 0-24068,
               Exhibit 4.1).
*4.2         --Rights Agreement dated as of December 15, 1999 between
               Consolidated Graphics, Inc. and American Stock Transfer
               and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc. Form 8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 4.1).
*10.1        --Credit Agreement among the Company and First Union Bank as
               Administrative Agent and First Union Securities,  Inc. as
               Sole Arranger and Book Runner and Bank One, N. A., as Documentation Agent, dated as of December 11, 2000 (Consolidated Graphics, Inc. Form 8-K (December 28, 2000)
               SEC File No. 001-12631, Exhibit 10).
*10.2        --1994 Consolidated Graphics, Inc. Long-Term Incentive Plan
               (Consolidated Graphics, Inc. Registration Statement on  Form
               S-1 (Reg. No. 33-77468), Exhibit 10.14).

*10.3        --First Amendment to Consolidated Graphics, Inc. Long-Term
               Incentive Plan (reflecting an increase in the number of
               shares of Common Stock authorized to be issued thereunder from 367,500 to 967,500) (Consolidated Graphics, Inc. Registration Statement on Form S-8 (Reg. No. 333-66019), Exhibit 4.2).
*10.4        --Second Amendment to Consolidated Graphics, Inc. Long-Term
               Incentive Plan, as amended (reflecting an increase in the
               number of shares of Common Stock authorized to be issued there-under from 1,935,000 to 3,435,000)(Consolidated Graphics, Inc. Registration Statement on Form S-8 (Reg. No. 333-66019),
               Exhibit 4.3).
+10.5        --Employment Agreement between the Company and Charles F. White dated as of July 25, 2000.
+10.6        --Change in Control Agreement between the Company and Charles F.
               White dated as of July 25, 2000.
+10.7        --Employment Agreement between the Company and Joe R. Davis dated as of July 25, 2000.
+10.8        --Change in Control Agreement between the Company and Joe R. Davis dated as of July 25, 2000.
10.9        --Final Severance Agreement and Release between the Company and
               G. Christopher Colville dated as of October 8, 2000.
+10.10       --Change in Control Agreement between the Company and Wayne M. Rose dated as of January 8, 2001.
21           --List of Subsidiaries.
23.1         --Consent of Arthur Andersen LLP.
24           --Powers of Attorney.

* Incorporated by reference.
+ Management compensatory agreement.

(b)     REPORTS ON FORM 8-K:

         1) Form 8-K, filed January 19, 2001, in connection with the press releases announcing the appointment of an Executive Vice President and Chief Financial Officer and the Company's preliminary fiscal 2001 third quarter results.

         2) Form 8-K, filed January 24, 2001, in connection with the press release announcing the Company's fiscal 2001 third quarter results.

         3) Form 8-K, filed March 20, 2001, in connection with the press releases announcing a Strategic Alliance between Chas. P. Young and Merrill Corporation and the Company's implementation of savings initiatives.

         4) Form 8-K, filed April 25, 2001, in connection with the press release announcing the Company's fiscal 2001 fourth quarter results.

                           CONSOLIDATED GRAPHICS, INC.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                              ON SUPPLEMENTARY DATA

To Consolidated Graphics, Inc.:

         We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Consolidated Graphics, Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated May 14, 2001, in which we expressed an unqualified opinion. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Valuation and Qualifying Accounts Schedule (Schedule II) listed in the index at
Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.







ARTHUR ANDERSEN LLP
Houston, Texas
May 14, 2001




                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                                      UTILIZATION
                                                 BALANCE AT           AMOUNT           OF RESERVE                        BALANCE AT
                                                  BEGINNING         CHARGED TO          (NET OF                            END OF
                DESCRIPTION                        OF YEAR            EXPENSE         RECOVERIES)          OTHER            YEAR
------------------------------------------       ----------         ----------       -------------         ------        -----------

ALLOWANCE FOR DOUBTFUL ACCOUNTS
     Year Ended March 31, 2001...................   $2,763           $1,467            $(1,532)           $    -              $2,698

     Year Ended March 31, 2000....................   4,968               --             (3,377)            1,172(1)            2,763

     Year Ended March 31, 1999....................   1,505              139               (172)            3,496(1)            4,968


     (1) Represents primarily the aggregate increase in the beginning balances arising from acquired businesses.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNDER DULY AUTHORIZED, IN THE CITY OF HOUSTON, STATE OF TEXAS ON THE 22 DAY OF JUNE 2001.

                               CONSOLIDATED GRAPHICS, INC.

                          By:                          /s/: JOE R. DAVIS
                             --------------------------------------------------
                                                         JOE R. DAVIS
                                                  CHIEF EXECUTIVE OFFICER AND
                                              CHAIRMAN OF THE BOARD OF DIRECTORS




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


                  SIGNATURE                                       TITLE                                        DATE
                  ---------                                       -----                                        ----

              /s/: JOE R. DAVIS                              Chief Executive
              -----------------------                      Officer and Director
                  JOE R. DAVIS                        (Principal Executive Officer)                        June 22, 2001

            /s/: CHARLES F. WHITE                             President and
           --------------------------                      Chief Operating Officer                         June 22, 2001
              CHARLES F. WHITE

             /s/: WAYNE M. ROSE                         Executive Vice President,
           --------------------------             Chief Financial Officer and Secretary                    June 22, 2001
                  WAYNE M. ROSE                         (Principal Financial Officer)

             LARRY J. ALEXANDER*                                Director
           --------------------------
             LARRY J. ALEXANDER

              BRADY F. CARRUTH*                                 Director
           --------------------------
              BRADY F. CARRUTH

             CLARENCE C. COMER*                                 Director
           --------------------------
              CLARENCE C. COMER

               GARY L. FORBES*                                  Director
           --------------------------
               GARY L. FORBES

              JAMES H. LIMMER*                                  Director
           --------------------------
               JAMES H. LIMMER

                HUGH N. WEST*                                   Director
           --------------------------
                HUGH N. WEST

           * By: /s/: JOE R. DAVIS
                 -------------------
                JOE R. DAVIS                                                                              June 22, 2001
              Attorney-in-Fact
