Form 10-Q
period 2001-06-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2001-08-14
CIK 921500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (MARK ONE)

          [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                 Yes [X] No [ ]

   The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at July 31, 2001 was 13,070,395.

                           CONSOLIDATED GRAPHICS, INC.

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                 INDEX
                                                                                PAGE
Part I -- Financial Information

   Item 1 -- Financial Statements

      Consolidated Balance Sheets at June 30, 2001 and March 31, 2001...........  3

      Consolidated Income Statements for the Three Months Ended
        June 30, 2001 and 2000..................................................  4

      Consolidated Statements of Cash Flows for the Three Months Ended
        June 30, 2001 and 2000..................................................  5

      Notes to Consolidated Financial Statements................................  6

   Item 2 -- Management's Discussion and Analysis of Financial Condition and
             Results of Operations..............................................  9

   Item 3 -- Quantitative and Qualitative Disclosure About Market Risk.......... 13

Part II -- Other Information

   Item 1 -- Legal Proceedings.................................................. 14

   Item 2 -- Changes in Securities and Use of Proceeds.......................... 14

   Item 3 -- Defaults upon Senior Securities.................................... 14

   Item 4 -- Submission of Matters to a Vote of Security Holders................ 14

   Item 5 -- Other Information.................................................. 14

   Item 6 -- Exhibits and Reports on Form 8-K................................... 14

Signatures...................................................................... 16


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED GRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          JUNE 30,        MARCH 31,
                                                                            2001            2001
                                                                          --------        --------
                          ASSETS                                        (UNAUDITED)      (AUDITED)
CURRENT ASSETS
     Cash and cash equivalents .....................................      $  6,116        $  8,667
     Accounts receivable, net ......................................       117,710         116,095
     Inventories ...................................................        32,049          31,536
     Prepaid expenses ..............................................         5,236           4,605
     Deferred income tax assets ....................................         4,378           4,023
                                                                          --------        --------
          Total current assets .....................................       165,489         164,926
PROPERTY AND EQUIPMENT, net ........................................       292,760         299,871
GOODWILL, net ......................................................       201,714         203,030
OTHER ASSETS .......................................................         6,837           6,840
                                                                          --------        --------
                                                                          $666,800        $674,667
                                                                          ========        ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Current portion of long-term debt ............................      $ 16,189        $ 18,711
     Accounts payable ..............................................        27,619          33,865
     Accrued liabilities ...........................................        33,417          32,609
     Income taxes payable ..........................................         3,073             253
                                                                          --------        --------
          Total current liabilities ................................        80,298          85,438
LONG-TERM DEBT, net of current portion .............................       237,666         246,729
DEFERRED INCOME TAX LIABILITIES ....................................        55,853          54,966
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
     Common stock, $.01 par value; 100,000,000 shares
       authorized; 13,046,295 and 13,018,795 issued
       and outstanding .............................................           130             130
     Additional paid-in capital ....................................       155,568         155,199
     Retained earnings .............................................       137,285         132,205
                                                                          --------        --------
          Total shareholders' equity ...............................       292,983         287,534
                                                                          --------        --------
                                                                          $666,800        $674,667
                                                                          ========        ========

         See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                      ----------------------
                                                        2001          2000
                                                      --------      --------
SALES ...........................................     $164,435      $173,486

COST OF SALES ...................................      120,603       124,058
                                                      --------      --------

     Gross profit ...............................       43,832        49,428

SELLING EXPENSES ................................       17,164        17,406

GENERAL AND ADMINISTRATIVE EXPENSES .............       13,591        13,717
                                                      --------      --------

     Operating income ...........................       13,077        18,305

INTEREST EXPENSE ................................        4,610         4,911
                                                      --------      --------

     Income before income taxes .................        8,467        13,394

PROVISION FOR INCOME TAXES ......................        3,387         5,358
                                                      --------      --------

NET INCOME ......................................     $  5,080      $  8,036
                                                      ========      ========


BASIC EARNINGS PER SHARE ........................     $    .39      $    .59
                                                      ========      ========

DILUTED EARNINGS PER SHARE ......................     $    .38      $    .59
                                                      ========      ========


SHARES USED TO COMPUTE EARNINGS PER SHARE

     Basic ......................................       13,025        13,601
     Diluted ....................................       13,258        13,610


          See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                       JUNE 30,
                                                                                 --------------------
                                                                                   2001        2000
                                                                                 --------    --------
OPERATING ACTIVITIES:
       Net income ............................................................   $  5,080    $  8,036
       Adjustments to reconcile net income to net cash provided
             by operating activities --
            Depreciation and amortization ....................................     10,260       9,177
            Deferred income tax provision ....................................        532       1,031
            Changes in assets and liabilities, net of effects of acquisitions-
                Accounts receivable ..........................................     (1,615)      1,251
                Inventories ..................................................       (513)     (1,525)
                Prepaid expenses .............................................       (631)       (969)
                Other assets .................................................          3        (541)
                Accounts payable and accrued liabilities .....................     (3,788)       (435)
                Income taxes payable .........................................      2,852       4,063
                                                                                 --------    --------
                    Net cash provided by operating activities ................     12,180      20,088
                                                                                 --------    --------

INVESTING ACTIVITIES:
       Acquisitions of businesses ............................................     (1,476)     (1,845)
       Purchases of property and equipment ...................................     (3,071)     (5,090)
       Proceeds from asset dispositions ......................................      1,064         599
                                                                                 --------    --------
                    Net cash used in investing activities ....................     (3,483)     (6,336)
                                                                                 --------    --------

FINANCING ACTIVITIES:
       Proceeds from bank credit facilities ..................................      1,854      67,446
       Payments on bank credit facilities ....................................    (11,313)    (69,240)
       Payments on long-term debt ............................................     (2,126)     (1,208)
       Payments to repurchase and retire common stock ........................       --        (6,678)
       Proceeds from exercise of stock options and other .....................        337         156
                                                                                 --------    --------
                    Net cash used in financing activities ....................    (11,248)     (9,524)
                                                                                 --------    --------

NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS ........................     (2,551)      4,228
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............................      8,667       8,197
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................   $  6,116    $ 12,425
                                                                                 ========    ========

          See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively with its subsidiaries referred to as "the Company"). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2001 has been derived from the 2001 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission in June 2001.

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


                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                       ---------------------
                                                         2001          2000
      CASH PAID FOR:                                   -------       -------
             Interest.............................     $ 4,444       $ 4,583
             Income taxes.........................           3           264

                           CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                 (IN THOUSANDS)
                                   (UNAUDITED)


2.  LONG-TERM DEBT
      The following is a summary of the Company's long-term debt as of:

                                               JUNE 30,          MARCH 31,
                                                2001               2001
                                              ---------          ---------
Bank credit facilities ...............        $ 173,719          $ 183,178
Term equipment notes .................           73,782             75,665
Other ................................            6,354              6,597
                                              ---------          ---------
                                                253,855            265,440
Less current portion .................          (16,189)           (18,711)
                                              ---------          ---------
                                              $ 237,666          $ 246,729
                                              =========          =========

      The Company entered into a five-year $225,000 senior secured credit facility (the "Bank Credit Facility") with eleven banks in December 2000. The Bank Credit Facility is composed of a $50,000 five-year term loan (the "Term Loan"), of which $40,000 was outstanding at June 30, 2001, and a $175,000 five-year revolving credit line (the "Revolving Line"), of which $132,300 was outstanding at June 30, 2001. The size of the Revolving Line may be increased by $50,000 at a later date by adding additional lenders. The Term Loan requires quarterly payments of $2,500 each through September 30, 2005.

      Borrowings outstanding under the Bank Credit Facility are secured by substantially all of the Company's assets other than real estate and certain equipment subject to term equipment notes and other financing. Borrowings under the Bank Credit Facility accrue interest, at the Company's option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or
(2) an alternate base rate (based upon the greater of the agent bank's prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to 1.00%. The Company is also required to pay a commitment fee on available but unused amounts ranging from .275% to .375%. The interest rate margin and the commitment fee are based upon the Company's ratio of Funded Debt to Pro Forma Consolidated EBITDA, as defined, redetermined quarterly. On June 30, 2001 borrowings outstanding under the Term Loan and the Revolving Line accrued interest at a weighted average rate of 6.36%.

      The proceeds of the Bank Credit Facility can be used to repay certain indebtedness, finance certain acquisitions and provide for working capital and general corporate purposes. Proceeds can also be used by the Company to repurchase its common stock, subject to a limit of $25,000 and certain other restrictions.

      In addition, the Company entered into a one-year auxiliary revolving credit facility (the "Auxiliary Bank Facility") with a commercial bank in December 2000. This Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. At June 30, 2001, borrowings outstanding under the Auxiliary Bank Facility totaled $1,419 and accrued interest at 5.73%.

                           CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                 (IN THOUSANDS)
                                   (UNAUDITED)


      The term equipment notes consist primarily of term notes payable pursuant to printing equipment purchase and financing agreements between the Company and two printing equipment manufacturers. The agreements provide for fixed monthly payments over periods of either five or ten years and are secured by the purchased equipment. At June 30, 2001, outstanding borrowings under these agreements totaled $70,724 and were subject to a weighted average interest rate of 7.75%. The remaining balance of term equipment notes totaling $3,058 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of these equipment notes; however, the Bank Credit Facility places certain limitations on the amount of additional term note obligations the Company may incur in the future.


3.  ACQUISITIONS

      During the three months ended June 30, 2001, the Company paid cash of $1,476 to satisfy certain liabilities of acquired businesses that existed at March 31, 2001 or pursuant to earnout agreements entered into in connection with certain prior year acquisitions.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, were issued in July 2001. SFAS No. 141 primarily requires that all acquisitions initiated after June 30, 2001, be accounted for using the purchase method of accounting. SFAS 142 primarily requires that companies discontinue amortizing goodwill and perform annual impairment tests to determine if the remaining balance of goodwill or other intangible assets should be reduced to their estimated fair values. SFAS No. 142 also requires companies to separately report more specifically identifiable intangible assets and amortize such assets over their useful life, if determinable. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Our Company expects to adopt SFAS No. 142 during its fiscal 2003 first quarter, which ends June 30, 2002. Management is currently reviewing the impact of the adoption of SFAS Nos. 141 and 142 on its consolidated financial position and consolidated results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING INFORMATION. READERS ARE CAUTIONED THAT SUCH INFORMATION INVOLVES KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES, INCLUDING THOSE CREATED BY GENERAL MARKET CONDITIONS, COMPETITION AND THE POSSIBILITY THAT EVENTS MAY OCCUR WHICH LIMIT THE ABILITY OF THE COMPANY TO MAINTAIN OR IMPROVE ITS OPERATING RESULTS AND ACQUIRE ADDITIONAL PRINTING BUSINESSES. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE, AND THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN WILL PROVE TO BE ACCURATE. THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED. THE COMPANY EXPRESSLY DISCLAIMS ANY DUTY TO PROVIDE UPDATES TO THESE FORWARD-LOOKING STATEMENTS, ASSUMPTIONS OR OTHER FACTORS AFTER THE DATE OF THIS REPORT ON FORM 10-Q TO REFLECT THE OCCURRENCE OF EVENTS OR CIRCUMSTANCES OR CHANGES IN EXPECTATIONS.

      THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND PERFORMANCE OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED HEREIN AND THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND OTHER DETAILED INFORMATION REGARDING THE COMPANY INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2001 AND OTHER REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE ENTIRE FISCAL YEAR ENDING MARCH 31, 2002 OR ANY PERIODS THEREAFTER.

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

RESULTS OF OPERATIONS

      The following table sets forth the Company's historical income statements for the periods indicated:

                                                                                       AS A PERCENTAGE
                                                                                          OF SALES
                                                                                    --------------------
                                                          THREE MONTHS                  THREE MONTHS
                                                          ENDED JUNE 30,                ENDED JUNE 30,
                                                       ---------------------        --------------------
                                                        2001           2000          2001          2000
                                                       ------         ------        ------        ------
                                                           (in millions)
Sales .........................................        $164.4         $173.5         100.0%        100.0%
Cost of sales .................................         120.6          124.1          73.3          71.5
                                                       ------         ------        ------        ------
      Gross profit ............................          43.8           49.4          26.7          28.5
Selling expenses ..............................          17.1           17.4          10.4          10.0
General and administrative expenses ...........          13.6           13.7           8.3           7.9
                                                       ------         ------        ------        ------
      Operating income ........................          13.1           18.3           8.0          10.6
Interest expense ..............................           4.6            4.9           2.8           2.9
                                                       ------         ------        ------        ------
      Income before income taxes ..............           8.5           13.4           5.2           7.7
Provision for income taxes ....................           3.4            5.4           2.1           3.1
                                                       ------         ------        ------        ------
      Net income ..............................        $  5.1         $  8.0           3.1%          4.6%
                                                       ======         ======        ======        ======


QUARTER ENDED JUNE 30, 2001 COMPARED WITH QUARTER ENDED JUNE 30, 2000

      Sales decreased 5.2% to $164.4 million for the quarter ended June 30, 2001, from $173.5 million for the same period last year. This decline is due primarily to a reduction in pricing necessary for our operating companies to maintain or increase market share in the midst of the current economic slowdown that began in the fourth quarter of 2000, coupled with management's decision to exit a portion of our business at one operation and combine three under-performing operations into nearby facilities during the quarter ended March 31, 2001.

      Gross profit decreased 11.3% to $43.8 million for the quarter ended June 30, 2001, from $49.4 million for the same period last year. Gross profit as a percentage of sales decreased to 26.7% during the quarter from 28.5% for the same period a year ago. This decrease resulted from pricing pressures due to the general economic slowdown noted above, coupled with higher depreciation on our prior year investments in additional capital equipment.

      Selling expenses decreased 1.4% to $17.1 million for the quarter ended June 30, 2001, from $17.4 million for the same period last year, primarily due to the decreased sales levels noted above. Selling expenses as a percentage of sales increased to 10.4% during the quarter, as compared to 10.0% in the same period last year. This increase is due to higher marketing and training costs attributable to our pursuit of national accounts and our electronic media initiatives as we continue to develop and market our electronic products and services available through CGXmedia.

      General and administrative expenses decreased 1.0% to $13.6 million for the quarter ended June 30, 2001, from $13.7 million for the same period last year. General and administrative expenses as a percentage of sales increased to 8.3% during the quarter, as compared to 7.9% in the same period last year. This percentage increase reflects the impact of the sales decline discussed above, while overhead and administrative costs remained constant to maintain our current level of operations.

      Interest expense decreased to $4.6 million for the quarter ended June 30, 2001, from $4.9 million for the same period last year, primarily due to lower borrowings outstanding and lower interest rates paid under our bank credit facilities.

      Effective income tax rates remained constant at 40% for the three months ended June 30, 2001 as compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2001, we had cash and cash equivalents of $6.2 million, working capital of $85.2 million and total debt outstanding of $253.9 million. Our cash requirements are financed through internally generated funds and, as necessary, borrowings under our bank credit facilities. We generated cash flow from operations (net income plus depreciation, amortization and deferred income tax provision) of $15.9 million for the three months ended June 30, 2001, which exceeded our cash requirements for the period. During the three months ended June 30, 2001, we utilized cash for capital expenditures totaling $3.1 million and reduced the balance outstanding on our bank credit facilities by $9.5 million.

INVESTING ACTIVITIES

      Pursuant to earnout agreements entered into in connection with certain acquisitions, we paid $1.2 million during the three months ended June 30, 2001 and, as of that date, we were contingently obligated at certain times and under certain circumstances through fiscal 2005 to issue up to 231,176 shares of our common stock and to make additional cash payments of up to $15.4 million for all periods in the aggregate.

      We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions and at returns relative to alternative opportunities to invest our available capital. There can be no assurance that we will be able to acquire additional businesses at prices and on terms acceptable to us in the future. In addition, there can be no assurances that we will be able to establish, maintain or increase the profitability of any acquired business.

      We expect to fund future acquisitions through cash flow from operations, borrowings under our revolving credit facilities or the issuance of our common stock. To the extent we seek to fund a significant portion of the consideration for future acquisitions with cash, we may seek to increase the amount of our bank credit facilities or obtain alternative sources of financing, although there can be no assurance that we will be able to do so.

      We also expect to continue making capital expenditures using cash flow from operations, supplemented as necessary by borrowings under our bank credit facilities or the issuance of term notes.

FINANCING ACTIVITIES

      The Company entered into a five-year $225.0 million senior secured credit facility (the "Bank Credit Facility") with eleven banks in December 2000. The Bank Credit Facility is composed of a $50.0 million five-year term loan (the "Term Loan"), of which $40.0 million was outstanding at June 30, 2001, and a $175.0 million five-year revolving credit line (the "Revolving Line"), of which $132.3 million was outstanding at June 30, 2001. The size of the Revolving Line may be increased by $50.0 million at a later date by adding additional lenders. The Term Loan requires quarterly payments of $2.5 million each through September 30, 2005.

      Borrowings outstanding under the Bank Credit Facility are secured by substantially all of our assets other than our real estate and certain equipment subject to term equipment notes and other financing. Borrowings under the Bank Credit Facility accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or (2) an alternate base rate (based upon the greater of the agent bank's prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of 0% to 1.00%. We are also required to pay a commitment fee on available but unused amounts ranging from .275% to .375%. The interest rate margin and the commitment fee are based upon our ratio of Funded Debt to Pro Forma Consolidated EBITDA, as defined, redetermined quarterly. On June 30, 2001, borrowings outstanding under the Term Loan and the Revolving Line accrued interest at a weighted average rate of 6.36%.

      The proceeds of the Bank Credit Facility can be used to repay certain indebtedness, finance certain acquisitions and provide for working capital and general corporate purposes. Proceeds can also be used by the Company to repurchase its common stock, subject to a limit of $25.0 million and certain other restrictions. The Company's share repurchase program approved by the Board of Directors on April 24, 2000 expired on March 31, 2001.

      In addition, we entered into a one-year auxiliary revolving credit facility (the "Auxiliary Bank Facility") with a commercial bank in December 2000. This Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million. At June 30, 2001, borrowings outstanding under the Auxiliary Bank Facility totaled $1.4 million and accrued interest at 5.73%.

      Our Company is subject to certain covenants and restrictions and we must meet certain financial tests pursuant to and as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at June 30, 2001.

      We also have agreements with two printing equipment manufacturers, pursuant to which we receive certain volume purchase incentives and long-term financing options with respect to the purchase of printing presses and other equipment. Under these agreements, we were obligated on term notes totaling $70.7 million and subject to a weighted average interest rate of 7.75% as of June 30, 2001. The agreements provide for fixed monthly payments over periods of either five or ten years and are secured by the purchased equipment. Our Company is not subject to any significant financial covenants in connection with any of these equipment notes; however, our Bank Credit Facility places certain limitations on the amount of additional term note obligations we may incur in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, were issued in July 2001. SFAS No. 141 primarily requires that all acquisitions initiated after June 30, 2001, be accounted for using the purchase method of accounting. SFAS 142 primarily requires that companies discontinue amortizing goodwill and perform annual impairment tests to determine if the remaining balance of goodwill or other intangible assets should be reduced to their estimated fair values. SFAS No. 142 also requires companies to separately report more specifically identifiable intangible assets and amortize such assets over their useful life, if determinable. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Our Company expects to adopt SFAS No. 142 during its fiscal 2003 first quarter, which ends June 30, 2002. Management is currently reviewing the impact of the adoption of SFAS Nos. 141 and 142 on its consolidated financial position and consolidated results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not hold or utilize derivative financial instruments which could expose our Company to significant market risk. However, we are exposed to market risk for changes in interest rates related primarily to our bank credit facilities. As of June 30, 2001, there were no material changes in our market risk or the estimated fair value of our short-term and long-term debt obligations as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

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

  *4.1 Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998) SEC File No. 0-24068, Exhibit 4.1).

  *4.2 Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc Form 8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 4.1).

        * Incorporated by reference

(B)   REPORTS ON FORM 8-K:

      1) Form 8-K, filed April 25, 2001 in connection with the press release announcing the Company's fiscal 2001 fourth quarter results.

      2) Form 8-K, filed July 25, 2001 in connection with the press release announcing the Company's fiscal 2002 first quarter results.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT, CONSOLIDATED GRAPHICS, INC., HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                    CONSOLIDATED GRAPHICS, INC.



Dated:  August 14, 2001             By: /s/ WAYNE M. ROSE
                                        --------------------------------
                                          Wayne M. Rose
                                          Executive Vice President,
                                          Chief Financial Officer
                                          and Secretary