Form 10-Q
period 2001-09-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2001-11-13
CIK 921500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                Yes [X] No [ ]

     The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at October 31, 2000 was 13,152,050.

                          CONSOLIDATED GRAPHICS, INC.

        FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                                     INDEX

                                                                                                                       PAGE
                                                                                                                       ----
Part I -- Financial Information

     Item 1 -- Financial Statements

         Consolidated Balance Sheets at September 30, 2001 and March 31, 2001........................................   1

         Consolidated Income Statements for the Three and Six Months Ended
           September 30, 2001 and 2000...............................................................................   2

         Consolidated Statements of Cash Flows for the Six Months Ended
           September 30, 2001 and 2000...............................................................................   3

         Notes to Consolidated Financial Statements..................................................................   4

     Item 2 -- Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..............................................................................   7

     Item 3 -- Quantitative and Qualitative Disclosure About Market Risk.............................................  12

Part II -- Other Information

     Item 1 -- Legal Proceedings.....................................................................................  13

     Item 2 -- Changes in Securities and Use of Proceeds.............................................................  13

     Item 3 -- Defaults upon Senior Securities.......................................................................  13

     Item 4 -- Submission of Matters to a Vote of Security Holders...................................................  13

     Item 5 -- Other Information.....................................................................................  13

     Item 6 -- Exhibits and Reports on Form 8-K......................................................................  13

Signatures...........................................................................................................  15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED GRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 SEPTEMBER 30,        MARCH 31,
                                                                                     2001                2001
                                                                                ----------------   -----------------
                                     ASSETS                                       (UNAUDITED)         (AUDITED)
CURRENT ASSETS
      Cash and cash equivalents.................................................        $ 6,850             $ 8,667
      Accounts receivable, net..................................................        113,255             116,095
      Inventories...............................................................         31,045              31,536
      Prepaid expenses..........................................................          5,748               4,605
      Deferred income tax assets................................................          4,870               4,023
                                                                                ----------------   -----------------
           Total current assets.................................................        161,768             164,926

PROPERTY AND EQUIPMENT, net.....................................................        287,603             299,871
GOODWILL, net...................................................................        200,904             203,030
OTHER ASSETS....................................................................          7,554               6,840
                                                                                ----------------   -----------------
                                                                                       $657,829            $674,667
                                                                                ================   =================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Current portion of long-term debt.........................................       $ 16,443            $ 18,711
      Accounts payable..........................................................         23,994              33,865
      Accrued liabilities.......................................................         32,425              32,609
      Income taxes payable......................................................          4,670                 253
                                                                                ----------------   -----------------
            Total current liabilities...........................................         77,532              85,438

LONG-TERM DEBT, net of current portion                                                  226,225             246,729
DEFERRED INCOME TAXES...........................................................         55,649              54,966
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
      Common stock, $.01 par value; 100,000,000 shares authorized;
          13,133,916 and 13,018,795 issued and outstanding......................            131                 130
      Additional paid-in capital................................................        156,707             155,199
      Retained earnings.........................................................        141,585             132,205
                                                                                ----------------   -----------------
            Total shareholders' equity..........................................        298,423             287,534
                                                                                ----------------   -----------------
                                                                                       $657,829            $674,667
                                                                                ================   =================

         See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                             ------------------------     -----------------------
                                                                 2001       2000              2001       2000
                                                             ------------------------     -----------------------
SALES.................................................          $160,157    $172,503         $324,592   $345,989

COST OF SALES.........................................           118,279     123,244          238,882    247,302
                                                             ------------------------     -----------------------
      Gross profit....................................            41,878      49,259           85,710     98,687
SELLING EXPENSES......................................            16,897      17,225           34,061     34,631
GENERAL AND ADMINISTRATIVE EXPENSES...................            13,660      13,646           27,251     27,363
                                                             ------------------------     -----------------------
      Operating income................................            11,321      18,388           24,398     36,693
INTEREST EXPENSE......................................             4,154       5,198            8,764     10,109
                                                             ------------------------     -----------------------
      Income before income taxes......................             7,167      13,190           15,634     26,584
PROVISION FOR INCOME TAXES............................             2,867       5,276            6,254     10,634
                                                             ------------------------     -----------------------
NET INCOME............................................          $  4,300    $  7,914         $  9,380   $ 15,950
                                                             ========================     =======================
BASIC EARNINGS PER SHARE..............................            $  .33      $  .61           $  .72     $ 1.20
                                                             ========================     =======================
DILUTED EARNINGS PER SHARE............................            $  .32      $  .61           $  .70     $ 1.20
                                                             ========================     =======================

SHARES USED TO COMPUTE EARNINGS PER SHARE
      Basic...........................................            13,085      13,035           13,054     13,318
      Diluted.........................................            13,438      13,051           13,334     13,329


        See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                    --------------------------
                                                                                       2001           2000
                                                                                    ------------   ------------
OPERATING ACTIVITIES:
      Net income..............................................................           $9,380        $15,950
      Adjustments to reconcile net income to net cash provided
             by operating activities --
          Depreciation and amortization.......................................           20,832         18,471
          Deferred income tax provision.......................................             (164)         3,116
          Changes in assets and liabilities, net of effects of acquisitions-
             Accounts receivable..............................................            3,118           (517)
             Inventories......................................................              491         (2,011)
             Prepaid expenses.................................................           (1,143)          (492)
             Other assets.....................................................             (301)           317
             Accounts payable and accrued liabilities.........................           (8,571)           209
             Income taxes payable.............................................            4,662           (572)
                                                                                    ------------   ------------
                 Net cash provided by operating activities....................           28,304         34,471
                                                                                    ------------   ------------

INVESTING ACTIVITIES:
      Acquisitions of businesses..............................................           (2,321)        (2,619)
      Purchases of property and equipment.....................................           (7,485)       (12,067)
      Proceeds from asset dispositions........................................            1,650            853
                                                                                    ------------   ------------
                 Net cash used in investing activities........................           (8,156)       (13,833)
                                                                                    ------------   ------------

FINANCING ACTIVITIES:
      Proceeds from bank credit facilities....................................           10,124        114,365
      Payments on bank credit facilities......................................          (28,871)      (129,693)
      Payments on long-term debt..............................................           (4,482)        (3,433)
      Payments to repurchase and retire common stock..........................                -         (6,678)
      Proceeds from exercise of stock options and other.......................            1,264            165
                                                                                    ------------   ------------
                 Net cash used in financing activities........................          (21,965)       (25,274)
                                                                                    ------------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS.....................................           (1,817)        (4,636)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............................            8,667          8,197
                                                                                    ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................           $6,850        $ 3,561
                                                                                    ============   ============


        See accompanying notes to consolidated financial statements.

                           CONSOLIDATED GRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively with its subsidiaries referred to as "the Company"). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the six months ended September 30, 2001 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2001 has been derived from the 2001 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission in June 2001.

         Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options outstanding.

         The consolidated statements of cash flows provide information about the Company's sources and uses of cash and exclude the effects of non-cash transactions. Significant non-cash transactions for the six months ended September 30, 2001, include the issuance of term equipment notes totaling $457 related to the purchase of printing equipment (see Note 2. Long-term
Debt). The following is a summary of total cash paid for interest and income taxes (net of refunds):

                                                                              SIX MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         ---------------------------
                                                                           2001             2000
                                                                         ----------       ----------
                 CASH PAID FOR:
                         Interest.....................................       $8,651          $10,903
                         Income taxes.................................        2,465            8,110


2.  LONG-TERM DEBT
         The following is a summary of the Company's long-term debt as of:

                                                                         SEPTEMBER 30,        MARCH 31,
                                                                             2001               2001
                                                                   -------------------  ------------------
        Bank credit facilities...................................          $164,431           $ 183,178
        Term equipment notes.....................................            72,312              75,665
        Other....................................................             5,925               6,597
                                                                   -------------------  ------------------
                                                                            242,668             265,440
        Less current portion.....................................           (16,443)            (18,711)
                                                                   -------------------  ------------------
                                                                          $ 226,225           $ 246,729
                                                                   ===================  ==================

                           CONSOLIDATED GRAPHICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         The Company entered into a five-year $225,000 senior secured credit facility (the "Bank Credit Facility") with eleven banks in December 2000. The Bank Credit Facility is composed of a $50,000 five-year term loan (the "Term Loan"), of which $37,500 was outstanding at September 30, 2001, and a $175,000 five-year revolving credit line (the "Revolving Line"), of which $126,300 was outstanding at September 30, 2001. The size of the Revolving Line may be increased by $50,000 at a later date by adding additional lenders. The Term Loan requires quarterly payments of $2,500 each through September 30, 2005.

         Borrowings outstanding under the Bank Credit Facility are secured by substantially all of the Company's assets other than real estate and certain equipment subject to term note obligations and other financing. Borrowings under the Bank Credit Facility accrue interest, at the Company's option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or (2) an alternate base rate (based upon the greater of the agent bank's prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to 1.00%. The Company is also required to pay a commitment fee on available but unused amounts ranging from .275% to .375%. The interest rate margin and the commitment fee are based upon the Company's ratio of Funded Debt to Pro Forma Consolidated EBITDA, as defined, redetermined quarterly. At September 30, 2001 borrowings outstanding under the Term Loan and the Revolving Line accrued interest at a weighted average rate of 5.03%.

         The proceeds of the Bank Credit Facility can be used to repay certain indebtedness, finance certain acquisitions and provide for working capital and general corporate purposes. Proceeds can also be used by the Company to repurchase its common stock, subject to a limit of $25,000 and certain other restrictions. The Company is subject to certain covenants and restrictions and we must meet certain financial tests pursuant to and as defined in the Bank Credit Facility.

         In addition, the Company entered into a one-year auxiliary revolving credit facility (the "Auxiliary Bank Facility") with a commercial bank in December 2000. This Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. At September 30, 2001, borrowings outstanding under the Auxiliary Bank Facility totaled $631 and accrued interest at 5.48%.

         The term equipment notes consist primarily of term notes payable pursuant to printing equipment purchase and financing agreements between the Company and two printing equipment manufacturers. The agreements provide for fixed monthly payments over periods of either five or ten years and are secured by the purchased equipment. At September 30, 2001, outstanding borrowings under these agreements totaled $69,401 and were subject to a weighted average interest rate of 7.73%. The remaining balance of term equipment notes totaling $2,911 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of these equipment notes; however, the Bank Credit Facility places certain limitations on the amount of additional term note obligations the Company may incur in the future.

3.  ACQUISITIONS

         During the six months ended September 30, 2001, the Company paid cash of $2,321 to satisfy certain liabilities of acquired businesses that existed at March 31, 2001 or pursuant to earnout agreements entered into in connection with certain prior year acquisitions. On September 18, 2001, the Company also announced the signing of a nonbinding letter of intent to acquire American Lithographers, Inc. of California.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, were issued in July 2001. SFAS No. 141 primarily requires that all acquisitions initiated after June 30, 2001, be accounted for using the purchase method of accounting. SFAS 142 primarily requires that companies discontinue amortizing goodwill and perform annual impairment tests to determine if the remaining balance of goodwill or other intangible assets should be reduced to their estimated fair values. SFAS No. 141 also requires companies to separately report more specifically identifiable intangible assets and SFAS No. 142 requires the amortization of such intangible assets over their useful life, if determinable. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 142 during its fiscal 2003 first quarter, which ends June 30, 2002. Management is currently reviewing the impact of the adoption of SFAS Nos. 141 and 142 on its consolidated financial position and consolidated results of operations.

         SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATION and SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS were issued in August 2001. SFAS 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not believe that the adoption of SFAS Nos. 143 and 144 will have a material impact on its consolidated financial position and consolidated results of operations.

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

          THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND PERFORMANCE OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED HEREIN AND THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND OTHER DETAILED INFORMATION REGARDING THE COMPANY INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2001 AND OTHER REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE ENTIRE FISCAL YEAR ENDING MARCH 31, 2002 OR ANY PERIODS THEREAFTER.

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

         The majority of our sales are derived from traditional printing services, which include electronic prepress, printing, finishing, storage, and delivery of high-quality, custom-designed products. Examples of such products include multicolor product and capability brochures, shareholder communications, catalogs, training manuals, point-of-purchase marketing material and direct mail pieces. We have a diverse customer base, including national and local corporations, mutual fund companies, advertising agencies, graphic design firms, catalog retailers and direct mail distributors.

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

         Our Company's primary business strategy is to generate sales and profit growth by capitalizing on our nationwide coverage, extensive range of capabilities and financial strength to:

         -    Increase local market share,

         -    Invest in new technology and expand our capabilities,

         -    Aggressively pursue national account opportunities,

         - Maximize the potential of CGXmedia to create additional revenue sources and generate additional print demand.

         We continue to selectively pursue opportunities to acquire profitable, well-managed printing companies that fit our general criteria. We also strive to achieve operational improvements by leveraging our economies of scale with national purchasing agreements, sharing best practices and benchmarking financial and operational data across our network of 63 companies.

RESULTS OF OPERATIONS

         The following tables set forth the Company's historical income statements for the periods indicated:

                                                                 THREE MONTHS              SIX MONTHS
                                                             ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                            -----------------------  ------------------------
                                                              2001         2000         2001        2000
                                                            ----------   ----------  ----------- ------------
                                                                (in millions)             (in millions)
Sales...................................................      $ 160.2     $ 172.5      $ 324.6       $ 346.0
Cost of sales...........................................        118.3       123.2        238.9         247.3
                                                            ----------   ---------    ---------    ----------
     Gross profit.......................................         41.9        49.3         85.7          98.7
Selling expenses........................................         16.9        17.2         34.1          34.6
General and administrative expenses.....................         13.7        13.7         27.2          27.4
                                                            ----------   ---------    ---------    ----------
     Operating income...................................         11.3        18.4         24.4          36.7
Interest expense........................................          4.1         5.2          8.8          10.1
                                                            ----------   ---------    ---------    ----------
     Income before income taxes.........................          7.2        13.2         15.6          26.6
Provision for income taxes..............................          2.9         5.3          6.2          10.6
                                                            ----------   ---------    ---------    ----------
     Net income.........................................        $ 4.3       $ 7.9        $ 9.4        $ 16.0
                                                            ==========   =========    =========    ==========

         The following tables set forth the components of income expressed as a percentage of sales for the periods indicated:

                                                               THREE MONTHS               SIX MONTHS
                                                            ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                          ------------------------   ----------------------
                                                             2001         2000         2001        2000
                                                          -----------  -----------   ---------- -----------
Sales..................................................        100.0%       100.0%       100.0%      100.0%
Cost of sales..........................................         73.9         71.4         73.6        71.5
                                                          -----------  -----------   ---------- -----------
     Gross profit......................................         26.1         28.6         26.4        28.5
Selling expenses.......................................         10.5         10.0         10.5        10.0
General and administrative expenses....................          8.5          7.9          8.4         7.9
                                                          -----------  -----------   ---------- -----------
     Operating income..................................          7.1         10.7          7.5        10.6
Interest expense.......................................          2.6          3.1          2.7         2.9
                                                          -----------  -----------   ---------- -----------
     Income before income taxes........................          4.5          7.6          4.8         7.7
Provision for income taxes.............................          1.8          3.0          1.9         3.1
                                                          -----------  -----------   ---------- -----------
     Net income........................................          2.7%         4.6%         2.9%        4.6%
                                                          ===========  ===========   ========== ===========

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

         Sales decreased 7% to $160.2 million for the quarter ended September 30, 2001, from $172.5 million for the same period last year. This decline is due primarily to a reduction in pricing necessary for our operating companies to maintain or increase market share in the midst of the current economic slowdown, coupled with a dramatic reduction in business activity during September caused by the recent terrorist acts. The remaining decline is related to management's decision to exit a portion of our business at one operation and combine three under-performing operations into nearby facilities during the quarter ended March 31, 2001.

         Gross profit decreased 15% to $41.9 million for the quarter ended September 30, 2001, from $49.3 million for the same period last year. Gross profit as a percentage of sales decreased to 26.1% during the quarter from 28.6% for the same period last year. This decrease resulted from the pricing pressures and business slowdown described above, coupled with higher depreciation on our prior year investments in additional capital equipment.

         Selling expenses decreased 2% to $16.9 million for the quarter ended September 30, 2001, from $17.2 million for the same period last year, primarily due to the decreased sales levels noted above. Selling expenses as a percentage of sales increased to 10.5% during the quarter, as compared to 10.0% in the same period last year. This increase is due to higher marketing and training costs attributable to our pursuit of national accounts and our electronic media initiatives as we continue to develop and market our electronic products and services available through CGXmedia.

         General and administrative expense remained constant at $13.7 million for the quarter ended September 30, 2001 compared to the same period last year. General and administrative expenses as a percentage of sales increased to 8.5% during the quarter, as compared to 7.9% in the same period last year. This increase reflects the impact of the sales decline noted above, while overhead and administrative costs remained constant to maintain our current level of operations.

         Net interest expense decreased to $4.1 million for the quarter ended September 30, 2001, from $5.2 million for the same period last year, primarily due to lower borrowings outstanding and lower interest rates paid under our bank credit facilities.

         Effective income tax rates remained constant at 40% for the quarter ended September 30, 2001 as compared to the same period last year.

SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2000

         Sales decreased 6% to $324.6 million for the six months ended September 30, 2001, from $346.0 million for the same period last year. This decrease reflects reduced print demand and pricing pressures due to the weak economy, as well as the impact of the recent terrorist acts. We also exited a portion of our business at one operation and combined three under-performing operations into nearby facilities during the quarter ended March 31, 2001.

         Gross profit decreased 13% to $85.7 million for the six months ended September 30, 2001, from $98.7 million for the same period last year. Gross profit as a percentage of sales decreased to 26.4% during the six months ended September 30, 2001, from 28.5% for the same period last year. This decrease is primarily due to a combination of weak economic conditions and higher depreciation as discussed above.

         Selling expenses decreased 2% to $34.1 million for the six months ended September 30, 2001, from $34.6 million for the same period last year. Selling expenses as a percentage of sales increased to 10.5% for the six months ended September 30, 2001, as compared to 10.0% in the same period last year, due primarily to higher costs attributable to our pursuit of national accounts and new business through CGXmedia.

         General and administrative expenses decreased slightly to $27.2 million for the six months ended September 30, 2001, from $27.4 million for the same period last year. General and administrative expenses as a percentage of sales increased to 8.4% for the six months ended September 30, 2001, as compared to 7.9% in the same period last year. This increase reflects the impact of the sales decline noted above, while overhead and administrative costs remained constant to maintain our current level of operations.

         Net interest expense decreased to $8.8 million for the six months ended September 30, 2001, from $10.1 million for the same period last year, primarily due to lower borrowings outstanding and lower interest rates paid under our bank credit facilities.

         Effective income tax rates remained constant at 40% for the six months ended September 30, 2001 as compared to the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, we had cash and cash equivalents of $6.9 million, working capital of $84.2 million and total debt outstanding of $242.7 million. Our cash requirements are financed through internally generated funds and, as necessary, borrowings under our bank credit facilities. We generated cash flow from operations (net income plus depreciation, amortization and deferred income tax provision) of $30.0 million for the six months ended September 30, 2001, which exceeded our cash requirements for the period. During the six months ended September 30, 2001, we utilized cash for capital expenditures totaling $7.5 million and reduced the balance outstanding on our bank credit facilities and other debt by $23.2 million.

INVESTING ACTIVITIES

         Pursuant to earnout agreements entered into in connection with certain acquisitions, we paid $1.5 million during the six months ended September 30, 2001, and, as of that date, we were contingently obligated at certain times and under certain circumstances through fiscal 2005 to issue up to 134,660 shares of our common stock and to make additional cash payments of up to $13.8 million for all periods in the aggregate.

         During the quarter ended September 30, 2001, we entered into a nonbinding letter of intent to acquire American Lithographers, Inc. of California. We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions and at returns relative to alternative opportunities to invest our available capital. There can be no assurance that we will be able to acquire additional businesses at prices and on terms acceptable to us in the future. In addition, there can be no assurances that we will be able to establish, maintain or increase the profitability of any acquired business.

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

FINANCING ACTIVITIES

         The Company entered into a five-year $225.0 million senior secured credit facility (the "Bank Credit Facility") with eleven banks in December 2000. The Bank Credit Facility is composed of a $50.0 million five-year, term loan (the "Term Loan"), of which $37.5 million was outstanding at September 30, 2001, and $175.0 million five-year revolving credit line (the "Revolving Line"), of which $126.3 million was outstanding at September 30, 2001. The size of the Revolving Line may be increased by $50.0 million at a later date by adding additional lenders. The Term Loan requires quarterly payments of $2.5 million each through September 30, 2005.

         Borrowings outstanding under the Bank Credit Facility are secured by substantially all of our assets other than our real estate and certain equipment subject to term note obligations and other financing. Borrowings under the Bank Credit Facility accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or
(2) an alternate base rate (based upon the greater of the agent bank's prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to 1.00%. We are also required to pay a commitment fee on available but unused amounts ranging from .275% to .375%. The interest rate margin and the commitment fee are based upon our ratio of Funded Debt to Pro Forma Consolidated EBITDA, as defined, redetermined quarterly. At September 30, 2001, borrowings outstanding under the Term Loan and the Revolving Line accrued interest at a weighted average rate of 5.03%.

         The proceeds of the Bank Credit Facility can be used to repay certain indebtedness, finance certain acquisitions and provide for working capital and general corporate purposes. Proceeds can also be used by the Company to repurchase its common stock, subject to limit of $25.0 million and certain other restrictions. Our Company is subject to certain covenants and restrictions and we must meet certain financial tests pursuant to and as defined in the Bank Credit Facility.

         In addition, we entered into a one-year auxiliary revolving credit facility (the "Auxiliary Bank Facility") with a commercial bank in December 2000. This Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million. At September 30, 2001, borrowings outstanding under the Auxiliary Bank Facility totaled $0.6 million and accrued interest at 5.48%.

         We also have agreements with two printing equipment manufacturers, pursuant to which we receive certain volume purchase incentives and long-term financing options with respect to the purchase of printing presses and other equipment. Under these agreements, we were obligated on term notes totaling $69.4 million and subject to a weighted average interest rate of 7.73% as of September 30, 2001. The agreements provide for fixed monthly payments over periods of either five or ten years and are secured by the purchased equipment. Our Company is not subject to any significant financial covenants in connection with any of these equipment notes; however, our Bank Credit Facility places certain limitations on the amount of additional term note obligations we may incur in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, were issued in July 2001. SFAS No. 141 primarily requires that all acquisitions initiated after June 30, 2001, be accounted for using the purchase method of accounting. SFAS 142 primarily requires that companies discontinue amortizing goodwill and perform annual impairment tests to determine if the remaining balance of goodwill or other intangible assets should be reduced to their estimated fair values. SFAS No. 141 also requires companies to separately report more specifically identifiable intangible assets and SFAS No. 142 requires the amortization of such intangible assets over their life, if determinable. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Our Company expects to adopt SFAS No. 142 during its fiscal 2003 first quarter, which ends June 30, 2002. Management is currently reviewing the impact of the adoption of SFAS Nos. 141 and 142 on its consolidated financial position and consolidated results of operations.

         SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATION and SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS were issued in August 2001. SFAS 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not believe that the adoption of SFAS Nos. 143 and 144 will have a material impact on its consolidated financial position and consolidated results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not hold or utilize derivative financial instruments, which could expose our Company to significant market risk. However, we are exposed to market risk for changes in interest rates related primarily to our revolving credit facilities. As of September 30, 2001, there were no material changes in our market risk or the estimated fair value of our short-term and long-term debt obligations as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

                           CONSOLIDATED GRAPHICS, INC.
                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         From time to time our Company is involved in litigation relating to claims arising out of its operations in the normal course of business. We maintain insurance coverage against potential claims in an amount which we believe to be adequate. Currently, we are not aware of any legal proceedings or claims pending against our Company that management believes will have a material adverse effect on our consolidated financial position or consolidated results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 26, 2001, the Company held its Annual Meeting of Shareholders. At the meeting, Clarence C. Comer and Gary L. Forbes were elected to serve as Class II directors on the Company's Board of Directors until the 2004 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The votes "for" and "against" each director were as follows: Clarence C. Comer, "for" 11,418,923 and "against" 114,262; and Gary L. Forbes, "for" 11,418,923 and "against" 114,262. The additional directors continuing in office after the meeting were Joe R. Davis, James H. Limmer, Dr. Hugh N. West, Larry J. Alexander and Brady F. Carruth.

ITEM 5.  OTHER INFORMATION

         On October 22, 2001, the Company held a Regular Meeting of the Board of Directors. At the meeting the Board adopted a resolution that Larry J. Alexander, Brady F. Carruth and James H. Limmer are the designated members of the Nominating Committee.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:
*3.1 Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994) SEC File No. 0-24068, Exhibit 4(a)).
*3.2 Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998) SEC File No. 0-24068, Exhibit 3.1).
*3.3 Restated By-Laws of the Company, dated as of November 2, 1998 (Consolidated Graphics, Inc. Form 10-Q (September 30, 1998) SEC File No. 0-24068, Exhibit 3.2).
*3.4 Restated By-Laws of the Company, as amended on June 23, 1999 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1999) SEC File No. 0-24068, Exhibit 3.4).
*3.5 Amendments to the By-Laws of the Company on December 15, 1999 (Consolidated Graphics, Inc. Form 8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 3.2).
*4.1 Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998) SEC File No. 0-24068, Exhibit 4.1).
*4.2 Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc. Form 8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 4.1).
* Incorporated by reference

(b)  REPORTS ON FORM 8-K:

       1) Form 8-K, filed July 25, 2001 in connection with the press release announcing the Company's fiscal 2002 first quarter results.

       2) Form 8-K, filed August 21, 2001 in connection with the press release announcing Darrell Whitley as President of CGXmedia.

       3) Form 8-K, filed September 18, 2001 in connection with the press release announcing the signing of a letter of intent to acquire American Lithographers, Inc. of California.

       4) Form 8-K, filed October 24, 2001 in connection with the press release announcing the Company's fiscal 2002 second quarter results.

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT, CONSOLIDATED GRAPHICS, INC., HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     CONSOLIDATED GRAPHICS, INC.



Dated:  November 13, 2001            By:   /s/ Wayne M. Rose
                                          --------------------------------------
                                              Wayne M. Rose
                                              Executive Vice President
                                              Chief Financial Officer
                                              and Secretary