Form 10-Q
period 2001-12-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2002-02-14
CIK 921500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 0-24068

___________________

CONSOLIDATED GRAPHICS, INC.

(Exact name of Registrant as specified in its charter)

Texas	76-0190827
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5858 Westheimer Road, Suite 200 Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

(713) 787-0977
Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at January 31, 2002 was 13,174,520

CONSOLIDATED GRAPHICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	March 31,
	2001	2001
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$8,690	$8,667
Accounts receivable, net	103,247	116,095
Inventories	30,442	31,536
Prepaid expenses	6,184	4,605
Deferred income tax assets	5,411	4,023
Total current assets	153,974	164,926

PROPERTY AND EQUIPMENT, net	283,340	299,871
GOODWILL, net	199,852	203,030
OTHER ASSETS	8,622	6,840
	$645,788	$674,667

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$18,968	$18,711
Accounts payable	25,994	33,865
Accrued liabilities	34,928	32,609
Income taxes payable	2,042	253
Total current liabilities	81,932	85,438

LONG-TERM DEBT, net of current portion	201,418	246,729
DEFERRED INCOME TAXES	60,050	54,966
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized;
13,172,119 and 13,018,795 issued and outstanding	131	130
Additional paid-in capital	157,098	155,199
Retained earnings	145,159	132,205
Total shareholders’ equity	302,388	287,534
	$645,788	$674,667

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2001	2000	2001	2000
SALES	$153,750	$171,211	$478,342	$517,200

COST OF SALES	114,375	125,594	353,257	372,896

Gross profit	39,375	45,617	125,085	144,304

SELLING EXPENSES	16,591	17,649	50,652	52,280

GENERAL AND ADMINISTRATIVE EXPENSES	13,480	13,663	40,731	41,026

Operating income	9,304	14,305	33,702	50,998

INTEREST EXPENSE	3,347	5,145	12,111	15,254

Income before income taxes	5,957	9,160	21,591	35,744

PROVISION FOR INCOME TAXES	2,383	3,664	8,637	14,298

NET INCOME	$3,574	$5,496	$12,954	$21,446

BASIC EARNINGS PER SHARE	$.27	$.42	$.99	$1.62

DILUTED EARNINGS PER SHARE	$.27	$.42	$.97	$1.62

SHARES USED TO COMPUTE EARNINGS PER SHARE

Basic	13,150	13,026	13,082	13,259
Diluted	13,449	13,031	13,360	13,267

See accompanying notes to consolidated financial statements

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2001	2000
OPERATING ACTIVITIES:
Net income	$12,954	$21,446
Adjustments to reconcile net income to net cash provided by operating activities –
Depreciation and amortization	30,329	29,057
Deferred income tax provision	3,696	8,907
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable	13,123	2,788
Inventories	1,094	(408)
Prepaid expenses	(1,579)	(1,104)
Other assets	(1,782)	(1,712)
Accounts payable and accrued liabilities	(3,989)	753
Income taxes payable	2,061	(2,903)
Net cash provided by operating activities	55,907	56,824

INVESTING ACTIVITIES:
Acquisitions of businesses	(2,880)	(3,857)
Purchases of property and equipment	(10,939)	(19,792)
Proceeds from asset dispositions	1,818	1,367
Net cash used in investing activities	(12,001)	(22,282)

FINANCING ACTIVITIES:
Proceeds from bank credit facilities	13,277	352,400
Payments on bank credit facilities	(52,120)	(375,137)
Payments on long-term debt	(6,668)	(5,326)
Payments to repurchase and retire common stock	—	(7,354)
Proceeds from exercise of stock options and other	1,628	165
Net cash used in financing activities	(43,883)	(35,252)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23	(710)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,667	8,197
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,690	$7,487

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively with its subsidiaries referred to as “the Company”).  All intercompany accounts and transactions have been eliminated.  Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included.  Operating results for the nine months ended December 31, 2001 are not necessarily indicative of future operating results.  Balance sheet information as of March 31, 2001 has been derived from the 2001 annual audited consolidated financial statements of the Company.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission in June 2001.

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options outstanding.

The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions.  Significant non-cash transactions for the nine months ended December 31, 2001, include the issuance of term equipment notes totaling $457 related to the purchase of printing equipment (see Note 2. Long-term Debt).  The following is a summary of total cash paid for interest and income taxes (net of refunds):

	Nine Months Ended December 31,
	2001	2000
Cash Paid for:
Interest	$12,966	$16,137
Income taxes	2,790	8,245

2.  LONG-TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	December 31,	March 31,
	2001	2001
Bank credit facilities	$144,335	$183,178
Term equipment notes	70,339	75,665
Other	5,712	6,597
	220,386	265,440
Less current portion	(18,968)	(18,711)
	$201,418	$246,729

The Company entered into a five-year $225,000 senior secured credit facility (the “Bank Credit Facility”) with eleven banks in December 2000.  The Bank Credit Facility is composed of a $50,000 five-year term loan (the “Term Loan”), of which $37,500 was outstanding at December 31, 2001, and a $175,000 five-year revolving credit line (the “Revolving Line”), of which $104,000 was outstanding at December 31, 2001.  The size of the Revolving Line may be increased by $50,000 at a later date by adding additional lenders.  The Term Loan requires quarterly payments of $2,500 each through September 30, 2005.

Borrowings outstanding under the Bank Credit Facility are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term note obligations and other financing.  Borrowings under the Bank Credit Facility accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to 1.00%.  The Company is also required to pay a commitment fee on available but unused amounts ranging from .275% to .375%.  The interest rate margin and the commitment fee are based upon the Company’s ratio of Funded Debt to Pro Forma Consolidated EBITDA, as defined, redetermined quarterly.  At December 31, 2001 borrowings outstanding under the Term Loan and the Revolving Line accrued interest at a weighted average rate of 4.20%.

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

In addition, the Company entered into an auxiliary revolving credit facility (the “Auxiliary Bank Facility”) with a commercial bank expiring in February 2003.  This Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000.  At December 31, 2001, borrowings outstanding under the Auxiliary Bank Facility totaled $2,835 and accrued interest at 3.90%.

The term equipment notes consist primarily of term notes payable pursuant to printing equipment purchase and financing agreements between the Company and two printing equipment manufacturers.  The agreements provide for fixed monthly payments over periods of either five or ten years and are secured by the purchased equipment.  At December 31, 2001, outstanding borrowings under these agreements totaled $65,213 and were subject to a weighted average interest rate of 7.76%.  The remaining balance of term equipment notes totaling $5,126 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions.  The Company is not subject to any significant financial covenants in connection with any of these equipment notes; however, the Bank Credit Facility places certain limitations on the amount of additional term note obligations the Company may incur in the future.

3. ACQUISITIONS

During the nine months ended December 31, 2001, the Company paid cash of $2,880 to satisfy certain liabilities of acquired businesses that existed at March 31, 2001 or pursuant to earnout agreements entered into in connection with certain prior year acquisitions.

In February 2002, the Company completed the acquisitions of American Lithographers, Inc. of Hayward and Sacramento, California, and Carqueville Graphics of Steamwood, Illinois.  To complete these acquisitions, the Company paid cash of $9,047 and issued debt totaling $5,459.

4. RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, were issued in July 2001.  SFAS No. 141 primarily requires that all acquisitions initiated after June 30, 2001, be accounted for using the purchase method of accounting.  Management does not believe that the adoption of SFAS No. 141 will have a material impact on its consolidated financial statements.  SFAS 142 primarily requires that companies discontinue amortizing goodwill and perform annual impairment tests to determine if the remaining balance of goodwill or other intangible assets should be reduced to their estimated fair values.  At December 31, 2001, the Company’s net goodwill was $199,852 and amortization for the nine months ended December 31, 2001, totaled $4,025.  SFAS No. 141 also requires companies to separately report more specifically identifiable intangible assets and SFAS No. 142 requires the amortization of such intangible assets over their useful life, if determinable.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  The Company expects to adopt SFAS No. 142 during its fiscal 2003 first quarter, which ends June 30, 2002.   Management is currently reviewing the impact of the adoption of SFAS No. 142 on its consolidated financial position and consolidated results of operations.

SFAS No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets were issued in August 2001.  SFAS 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  SFAS 143 is effective for fiscal years beginning after June 15, 2002.  SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121.  SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  Management does not believe that the adoption of SFAS Nos. 143 and 144 will have a material impact on its consolidated financial position and consolidated results of operations.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion of the financial condition and performance of the Company should be read in conjunction with the consolidated financial statements included herein and the consolidated financial statements and related notes and other detailed information regarding the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and other reports filed by the Company with the Securities and Exchange Commission.  Operating results for the nine months ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002 or any periods thereafter.

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

Most of the products we produce are generated by individual orders through commissioned sales personnel and, in some cases, pursuant to long-term contracts.  To a large extent, continued engagement of our Company by our customers for successive jobs depends upon the customer’s satisfaction with the quality of services provided.  As such, we are unable to accurately predict, for more than a few weeks in advance, the number, size and profitability of printing jobs that we expect to produce.

Our Company’s primary business strategy is to generate sales and profit growth by capitalizing on our nationwide coverage, extensive range of capabilities and financial strength to:

•                  Increase local market share,

•                  Invest in new technology and expand our capabilities,

•                  Aggressively pursue national account opportunities,

•                  Maximize the potential of CGXmedia to create additional revenue sources and generate additional print demand.

We continue to selectively pursue opportunities to acquire profitable, well-managed printing companies that fit our general criteria.  We also strive to achieve operational improvements by leveraging our economies of scale with national purchasing agreements, sharing best practices and benchmarking financial and operational data across our network of 63 companies.

Results of Operations

The following tables set forth the Company’s historical income statements for the periods indicated:

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2001	2000	2001	2000
	(in millions)		(in millions)
Sales	$153.8	$171.2	$478.3	$517.2
Cost of sales	114.4	125.6	353.2	372.9
Gross profit	39.4	45.6	125.1	144.3
Selling expenses	16.6	17.6	50.7	52.3
General and administrative expenses	13.5	13.7	40.7	41.0
Operating income	9.3	14.3	33.7	51.0
Interest expense	3.3	5.1	12.1	15.3
Income before income taxes	6.0	9.2	21.6	35.7
Provision for income taxes	2.4	3.7	8.6	14.3
Net income	$3.6	$5.5	$13.0	$21.4

The following tables set forth the components of income expressed as a percentage of sales for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.4	73.4	73.9	72.1
Gross profit	25.6	26.6	26.1	27.9
Selling expenses	10.8	10.3	10.6	10.1
General and administrative expenses	8.8	7.9	8.5	7.9
Operating income	6.0	8.4	7.0	9.9
Interest expense	2.2	3.0	2.5	3.0
Income before income taxes	3.8	5.4	4.5	6.9
Provision for income taxes	1.5	2.1	1.8	2.8
Net income	2.3%	3.3%	2.7%	4.1%

Three Months Ended December 31, 2001 Compared With Three Months Ended December 31, 2000

Sales decreased 10% to $153.8 million for the quarter ended December 31, 2001, from $171.2 million for the same period last year.  This decline is due primarily to soft commercial printing demand in the midst of the current economic slowdown and a reduction in pricing necessary for our operating companies to maintain or increase market share.  The remaining decline is related to management’s decision to exit a portion of our business at one operation and combine three under-performing operations into nearby facilities during the quarter ended March 31, 2001.

Gross profit decreased 14% to $39.4 million for the quarter ended December 31, 2001, from $45.6 million for the same period last year.  Gross profit as a percentage of sales decreased to 25.6% during the quarter from 26.6% for the same period last year.  This decrease resulted from the pricing pressures and business slowdown described above.

Selling expenses decreased 6% to $16.6 million for the quarter ended December 31, 2001, from $17.6 million for the same period last year, primarily due to the decreased sales levels noted above.  Selling expenses as a percentage of sales increased to 10.8% during the quarter, as compared to 10.3% in the same period last year.  This percentage increase is due to higher costs attributable to our pursuit of national accounts, continued promotion of  CGXmedia products and services and recruitment of additional sales professionals at our operating companies.

General and administrative expenses decreased to $13.5 million for the quarter ended December 31, 2001, from $13.7 million for the same period last year.  General and administrative expenses as a percentage of sales increased to 8.8% during the quarter, as compared to 7.9% in the same period last year.  This percentage increase reflects the impact of the sales decline, while fixed and administrative costs necessary to maintain our current level of operations remained constant.

Net interest expense decreased to $3.3 million for the quarter ended December 31, 2001, from $5.1 million for the same period last year, primarily due to lower borrowings outstanding and lower interest rates paid under our bank credit facilities.

Effective income tax rates remained constant at 40% for the quarter ended December 31, 2001 as compared to the same period last year.

Nine Months Ended December 31, 2001 Compared With Nine Months Ended December 31, 2000

Sales decreased 8% to $478.3 million for the nine months ended December 31, 2001, from $517.2 million for the same period last year.  This decrease reflects reduced print demand and significant pricing pressures due to the weak economy.  We also exited a portion of our business at one operation and combined three under-performing operations into nearby facilities during the quarter ended March 31, 2001.

Gross profit decreased 13% to $125.1 million for the nine months ended December 31, 2001, from $144.3 million for the same period last year.  Gross profit as a percentage of sales decreased to 26.1% during the nine months ended December 31, 2001, from 27.9% for the same period last year.   This decrease is primarily due to a combination of weak economic conditions discussed above and higher depreciation on our prior year investments in additional capital equipment.

Selling expenses decreased 3% to $50.7 million for the nine months ended December 31, 2001, from $52.3 million for the same period last year.  Selling expenses as a percentage of sales increased to 10.6% for the nine months ended December 31, 2001, as compared to 10.1% in the same period last year, due primarily to higher costs attributable to our pursuit of national accounts and new business through CGXmedia.

General  and  administrative  expenses  decreased  slightly  to   $40.7  million  for   the  nine  months  ended  December 31, 2001,   from   $41.0   million   for   the   same  period  last  year.   General   and  administrative  expenses  as  a  percentage  of  sales  increased  to  8.5%   for  the  nine   months  ended   December 31, 2001,  as  compared to 7.9% in the same period last year due to the impact of the sales decline noted above.

Net interest expense decreased to $12.1 million for the nine months ended December 31, 2001, from $15.3 million for the same period last year, primarily due to lower borrowings outstanding and lower interest rates paid under our bank credit facilities.

Effective income tax rates remained constant at 40% for the nine months ended December 31, 2001 as compared to the corresponding period last year.

Liquidity and Capital Resources

At December 31, 2001, we had cash and cash equivalents of $8.7 million, working capital of $72.0 million and total debt outstanding of $220.4 million.  Our cash requirements are financed through internally generated funds and, as necessary, borrowings under our bank credit facilities.  We generated cash flow from operations of $55.9 million for the nine months ended December 31, 2001.   During the nine months ended December 31, 2001, we utilized cash for capital expenditures totaling $10.9 million and reduced the balance outstanding on our bank credit facilities and other debt by $45.5 million.

The Company has entered into various off-balance sheet financing agreements that consist entirely of operating lease commitments.  These noncancelable leases are for facilities and equipment usage in the ordinary course of business.  As of December 31, 2001, the Company’s lease commitments are comparable to those as disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2001.

Investing Activities

Pursuant to earnout agreements entered into in connection with certain acquisitions, we paid $1.9 million during the nine months ended December 31, 2001, and, as of that date, we were contingently obligated at certain times and under certain circumstances through fiscal 2005 to issue up to 81,039 shares of our common stock and to make additional cash payments of up to $12.9 million for all periods in the aggregate.

In February 2002, we completed the acquisitions of American Lithographers, Inc. of Hayward and Sacramento, California, and Carqueville Graphics of Steamwood, Illinois.  To complete these acquisitions, we paid cash of $9.0 million and issued debt totaling $5.5 million.

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

Financing Activities

The Company entered into a five-year $225.0 million senior secured credit facility (the “Bank Credit Facility”) with eleven banks in December 2000.  The Bank Credit Facility is composed of a $50.0 million five-year, term loan (the “Term Loan”), of which $37.5 million was outstanding at December 31, 2001, and a $175.0 million five-year revolving credit line (the “Revolving Line”), of which $104.0 million was outstanding at December 31, 2001.  The size of the Revolving Line may be increased by $50.0 million at a later date by adding additional lenders.  The Term Loan requires quarterly payments of $2.5 million each through September 30, 2005.

Borrowings outstanding under the Bank Credit Facility are secured by substantially all of our assets other than our real estate and certain equipment subject to term note obligations and other financing.  Borrowings under the Bank Credit Facility accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to 1.00%.  We are also required to pay a commitment fee on available but unused amounts ranging from .275% to .375%.  The interest rate margin and the commitment fee are based upon our ratio of Funded Debt to Pro Forma Consolidated EBITDA, as defined, redetermined quarterly.  At December 31, 2001, borrowings outstanding under the Term Loan and the Revolving Line accrued interest at a weighted average rate of 4.20%.

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

In addition, we entered into an auxiliary revolving credit facility (the “Auxiliary Bank Facility”) with a commercial bank expiring in February 2003.  This Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million.  At December 31, 2001, borrowings outstanding under the Auxiliary Bank Facility totaled $2.8 million and accrued interest at 3.90%.

We also have agreements with two printing equipment manufacturers, pursuant to which we receive certain volume purchase incentives and long-term financing options with respect to the purchase of printing presses and other equipment.  Under these agreements, we were obligated on term notes totaling $65.2 million and subject to a weighted average interest rate of 7.76% as of December 31, 2001.  The agreements provide for fixed monthly payments over periods of either five or ten years and are secured by the purchased equipment.  Our Company is not subject to any significant financial covenants in connection with any of these equipment notes; however, our Bank Credit Facility places certain limitations on the amount of additional term note obligations we may incur in the future.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, were issued in July 2001.  SFAS No. 141 primarily requires that all acquisitions initiated after June 30, 2001, be accounted for using the purchase method of accounting.  Management does not believe that the adoption of SFAS No. 141 will have a material impact on its consolidated financial statements.  SFAS 142 primarily requires that companies discontinue amortizing goodwill and perform annual impairment tests to determine if the remaining balance of goodwill or other intangible assets should be reduced to their estimated fair values.  At December 31, 2001, our Company’s net goodwill was $199.9 million and amortization for the nine months ended December 31, 2001, totaled $4.0 million.  SFAS No. 141 also requires companies to separately report more specifically identifiable intangible assets and SFAS No. 142 requires the amortization of such intangible assets over their useful life, if determinable.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  Our Company expects to adopt SFAS No. 142 during its fiscal 2003 first quarter, which ends June 30, 2002.  Management is currently reviewing the impact of the adoption of SFAS No. 142 on its consolidated financial position and consolidated results of operations.

SFAS No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets were issued in August 2001.  SFAS 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  SFAS 143 is effective for fiscal years beginning after June 15, 2002.  SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121.  SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  Management does not believe that the adoption of SFAS Nos. 143 and 144 will have a material impact on its consolidated financial position or consolidated results of operations.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.  We do not hold or utilize derivative financial instruments, which could expose our Company to significant market risk.  However, we are exposed to market risk for changes in interest rates related primarily to our revolving credit facilities.  As of December 31, 2001, there were no material changes in our market risk or the estimated fair value of our short-term and long-term debt obligations as reported in our Annual Report on Form   10-K for the fiscal year ended March 31, 2001.

CONSOLIDATED GRAPHICS, INC.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time our Company is involved in litigation relating to claims arising out of its operations in the normal course of business. We maintain insurance coverage against potential claims in an amount, which we believe to be adequate.  Currently, we are not aware of any legal proceedings or claims pending against our Company that management believes will have a material adverse effect on our consolidated financial position or consolidated results of operations.

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

*4.2                          Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc. and American Stock Transfer and

Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as

Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated

Graphics, Inc. Form 8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 4.1).

* Incorporated by reference

(b)           Reports on Form 8-K:

1)              Form 8-K, filed October 24, 2001 in connection with the press release announcing the Company’s fiscal 2002 second quarter results.

2)              Form 8-K, filed January 23, 2002 in connection with the press release announcing the Company’s fiscal 2002 third quarter results.

3)              Form 8-K, filed February 8, 2002 in connection with the press releases announcing the acquisitions of American Lithographers, Inc. and Carqueville Graphics.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.

Dated: February 14, 2002	By:	/s/	Wayne M. Rose
Wayne M. Rose
Executive Vice President
Chief Financial Officer and Secretary