Form 10-K
period 2002-03-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2002-05-23
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 0-24068

CONSOLIDATED GRAPHICS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

TEXAS	76-0190827
(STATE OR OTHER JURISDICTION	(IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

5858 WESTHEIMER, SUITE 200	77057
HOUSTON, TEXAS	(ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(713) 787-0977
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:
COMMON STOCK, PAR VALUE $.01 PER SHARE
(TITLE OF CLASS)
Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 30, 2002:
COMMON STOCK, $.01 PAR VALUE  — $282,026,198
The number of shares outstanding of the issuer’s common stock as of April 30, 2002:
COMMON STOCK, $.01 PAR VALUE  — 13,209,658

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on or about July 24, 2002, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this report on Form 10-K.

CONSOLIDATED GRAPHICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2002

PART I

Item 1.  Business

In this annual report, the words “Consolidated Graphics,” “CGX,” the “Company,” “we,” “our” and “us” refer to Consolidated Graphics, Inc, collectively with our subsidiaries. Our fiscal year is not a calendar year and ends on March 31.

Company Overview

Consolidated Graphics is a leading national provider of commercial printing services and is recognized as the largest sheet-fed and half-web commercial printing company in the United States. Our corporate headquarters are in Houston, Texas, and our operations include 65 printing businesses in 25 states. Each of our printing businesses has a well-established operating history, more than 25 years in most cases.

The majority of our sales are derived from commercial printing services, which include electronic prepress, printing, finishing, storage and delivery of high quality, custom-designed products. Examples of such products include multicolor product and capability brochures, shareholder communications, catalogs, training manuals, point-of-purchase marketing materials and direct mail pieces.  We also serve our customers by providing fulfillment and mailing services, which complement our traditional printing services.  Additionally, using the CGXmedia brand we capitalize on our expertise in digital processes and advanced technological capabilities to develop and market certain print-related e-commerce software solutions and electronic media services, which also complement our printing services.

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

A consolidation trend in the general commercial printing industry emerged in the 1990’s as medium-sized printing business owners sought to address several new industry challenges, as well as evaluate exit strategies. In order to limit personal financial risk, increase personal financial liquidity or facilitate plans to eventually retire, owners of printing businesses became more willing to sell their companies to larger, better-capitalized companies. We believe that our Company is one of only a few potential buyers with the financial strength and management expertise who desire to acquire these medium-sized printing businesses.

In recent years, printing design and prepress workflow have shifted from art boards to a digital environment. Newer, more sophisticated prepress, printing and bindery equipment are more efficient, operate much faster and require less labor. Commercial printing businesses must make substantial capital investments in such newer equipment in order to remain competitive.

The introduction of digital technology and the rapid acceptance of the Internet as a means to conduct business transactions have generated demand for printing companies to offer complementary, value-added services to their customers. Examples of such complementary services include fulfillment and inventory management, inkjet labeling, mailing, CD-ROM production, on-line print procurement, digital asset maintenance, digital watermarking and eBooks.

Additionally, more and more large corporations are seeking to reduce operating costs by streamlining their purchasing process and limiting their number of suppliers.  These large customers want to align themselves with printing businesses that have a significant national presence and a wide range of capabilities to offer both commercial print and other essential print-related services.

In general, changes in prevailing U.S. economic conditions may significantly impact the commercial printing industry. To the extent weakness in the U.S. economy causes local and national corporations to reduce their spending on advertising and marketing materials, the demand for commercial printing services may be adversely affected. Further, compounding a decline in demand, competitive pricing pressures may occur and negatively impact the level of sales and profit margins generated by our printing businesses.

Business Strategy

Our overall business strategy is to be the market leader in the general commercial printing industry by combining the customer service and responsiveness of well-managed, local printing businesses with the competitive advantages provided by a national organization. Each of our 65 printing businesses maintains responsibility for the day-to-day operations and profitability of their business, while continuing to strengthen and build new customer relationships in their respective markets. At the same time, each operation is supported by the management expertise, purchasing power, technology investments and other advantages that exist because they are part of a larger company.

Internal Sales Growth. Our printing businesses have numerous opportunities, individually and collectively, to achieve consistent, long-term sales growth at a rate that exceeds industry averages.  Currently, we have several initiatives to improve our internal sales growth, which include:

•                  Aggressively pursuing new business and experienced sales professionals to gain market share in the midst of prevailing difficult industry conditions and to strengthen our competitive position going forward.

•                  Continuing to invest in new equipment and technology that enable us to provide better service and respond to the growing needs of our customers.

•                  Capitalizing on our national presence and wide range of capabilities to pursue sole-source national contracts.

•                  Creating additional revenue sources and generating additional print demand by offering complementary services, such as those available through CGXmedia.

Disciplined Acquisition Program. We are selectively pursuing opportunities to acquire well-managed printing businesses at reasonable prices. Our management team continues to evaluate potential acquisition candidates that fit our general criteria and believes that we will continue making acquisitions in the future.

Cost Savings. Because of our size and national presence, we leverage our economies of scale to obtain preferential pricing for paper and supplies used in the printing process and for newer, more efficient equipment.  We have several national purchasing contracts in place with major suppliers and manufacturers.  Our purchasing support staff continually monitors market conditions and negotiates pricing and other contractual terms with these vendors to maximize the cost savings we achieve under these agreements. In addition, we have centralized certain administrative services, such as human resources, treasury, tax and risk management, to generate cost savings.

Best Practices/Benchmarking. Management teams at our printing businesses have access to strategic counsel and professional management techniques in such areas as planning, organization and controls. We provide a forum for them to share their knowledge of technical processes and their best practices with one another through a series of periodic national and regional meetings attended by top management and other personnel. We utilize our wide area network and management information systems to benchmark financial and operational data, and share such information across our printing businesses to help their management identify and respond to changes in operating trends.

Leadership Development. Our highly successful program to recruit, train and develop recent college graduates as printing sales and management professionals is an integral component of our growth strategy.  Participants in our Leadership Development Program follow a curriculum that provides them with the technical knowledge of printing processes, coupled with general business and managerial training. Certain aspects of this program are specifically tailored to fit the needs of each operating location. Our Leadership Development Program is unique to the industry, and we believe it is a key factor in our ability to provide a high degree of quality customer service, as well as provide a pool of talent for future management positions at our printing businesses. As of April 30, 2002, there were 161 employees of the Company who were current participants in or graduates of this program.

Printing Operations

We currently operate 65 printing businesses in 25 states, and each business is operated as a wholly-owned subsidiary of our Company. We produce high quality, custom-designed printed materials for a large base of customers in a broad cross-section of industries, the majority of which are located in the markets they serve. In addition to providing a full range of prepress, printing and finishing services, our printing businesses offer fulfillment and mailing services, as well as print-related e-commerce software solutions and electronic media services through CGXmedia.

Commercial Printing Services

In general, commercial printing includes developing printable material through electronic prepress services, reproducing images on paper using printing presses and providing comprehensive finishing and delivery services. We maintain flexible production schedules in order to react swiftly to our customers’ requirements. Many printing projects require fast turnaround times, from conception through delivery, and our printing businesses must maintain physical plant and customer service staff as necessary to maximize workloads when called upon to do so. Consequently, our printing businesses do not always operate at full capacity.

Our electronic prepress services include all of the steps necessary to prepare media (photographs, artwork, typed copy) for printing. This process involves converting the media into digital images, separating digital color images into process colors, assembling films and burning film images onto printing plates using photochemical processes. Most of our printing businesses now produce printing plates using “computer-to-plate” technology, whereby digitized text, graphic images and line art are transferred directly from digital files onto printing plates, eliminating the need for film and other steps required in manual photochemical processes. Computer-to-plate technology reduces costs, shortens turnaround time and improves product quality. We continually evaluate our printing operations’ existing electronic prepress capabilities and closely monitor the development of newer technology that may be used to increase productivity and improve service and responsiveness to our customers.

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

Our printing operations primarily use sheet-fed printing presses, which are generally capable of printing 16 pages of letter-sized finished product on a 28 by 40 inch sheet of paper with eight pages on each side (known as a 16-page “signature”). Currently our printing businesses operate a total of 297 sheet-fed presses capable of simultaneously printing from one to eight colors and are generally capable of running at speeds of up to 15,000 impressions an hour. We have 12 locations which also operate half-size and/or full-size web presses which print on a continuous roll of paper and may print up to 32-page signatures on both sides of the paper at maximum speeds of up to 50,000 impressions an hour. Certain web presses are also capable of folding, gluing or perforating a printed product. Additionally, 12 of our printing operations also utilize a number of smaller digital presses that can simultaneously print from one to four colors and are typically used to handle short-run, fast-turnaround projects, including the production of documents with variable data requirements.

Our finishing services include cutting, folding, binding and other operations necessary to finish the printed product according to customers’ specifications.  Many of our printing operations also offer specialty finishing capabilities, such as die-cutting, embossing and foil stamping.

Other Complementary Services

We provide a variety of fulfillment services, which primarily include assembling, packaging, storing, and distributing printed promotional, educational and training documents on behalf of our customers. Many corporations utilize our fulfillment services to help manage their inventories of printed products and related materials (such as binders and product samples), as well as provide “just in time” assembly and delivery of customized materials to end users. Orders for fulfillment services are frequently received via proprietary, Internet-based print procurement and inventory management systems maintained by our printing businesses, including COIN sites (as discussed below).

Many of our printing businesses also provide mailing services for large quantities of printed materials distributed to end-users. Our mailing services are ideal for direct mail and promotional pieces. We offer a number of options for sorting, packaging, inkjet labeling and shipping of printed materials.

By capitalizing on our expertise in digital processes and responding to the expanded communication needs of our customers, we offer print-related e-commerce software solutions and electronic media services through CGXmedia.  We have developed two Internet-based software products that have generated significant interest from our customers. These two products are described below:

•                  COIN (Custom Ordering Interactive Network) is our proprietary software tool that helps customers better manage the print process. COIN sites are customized for each client and are used for ordering, typesetting, proofing, workflow management and fulfillment of printed materials.  COIN puts control directly on the customer’s desktop, generating instant on-line proofs and providing multi-location organizations with the convenience of secure, Internet-based remote ordering capability.

•                  OPAL (On-line Private Asset Library) is used primarily by companies to store, archive and retrieve their valuable digital assets, such as images, logos, documents and other digital files, from any location via a web browser. OPAL enables customers to efficiently distribute these digital assets across multiple distribution channels, allowing groups to collaborate on projects and share materials.  OPAL utilizes sophisticated security architecture that limits access only to users authorized by the customer and can be tailored to meet specific customer applications.

Through CGXmedia we also offer a variety of electronic media services, such as CD-ROM development and production, conversion of text in printed or digital form to eBook format, electronic journal composition, website hosting and other Internet services.

We utilize support staff at each of our printing businesses that are trained and able to serve our customers’ needs related to our COIN and OPAL products and electronic media services. By offering these complementary, yet innovative solutions through CGXmedia, we believe that our Company has a competitive advantage that will help us generate additional sales to existing and potential consumers.

Sales And Marketing

The majority of our sales are generated by individual orders through commissioned sales personnel and, in some cases, pursuant to national contracts. As of April 30, 2002, we employed 570 sales professionals, all of whom are knowledgeable about the printing industry and the capabilities of our printing businesses. In addition to soliciting business from existing and prospective customers, our sales personnel act as liaisons between customers and our production departments and also provide technical advice and assistance to customers throughout the printing process.

Commercial printing requires a substantial amount of interaction with customers, including personal sales calls, reviews of color proofs and “press checks” (customer approval of a printed document while it is being printed). Our sales professionals and other customer service personnel maintain strict control of the printing process for every job we produce as it moves through our scheduling, prepress, printing and finishing operations.

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

Our national accounts sales team actively pursues opportunities to obtain sole-source, multi-year printing contracts and responds to “Requests for Proposals” from large corporations seeking to leverage their print spending and limit their number of commercial print providers. As of April 30, 2002, we served 33 customers under our national accounts program, which represented approximately 5% of our Company’s total sales in fiscal 2002.  We expect the pursuit of national accounts to be an increasing contributor to our sales growth.

Customers

Our diverse customer base includes both national and local corporations operating in a wide range of industries, as well as mutual fund companies, advertising agencies, graphic design firms, catalog retailers and direct mail distributors. During fiscal 2002, we served over 13,000 customers, and our top ten customers accounted for 9% of total sales, none of which was individually more than 1.5%. We believe that our large and diverse customer base, broad geographic coverage of the United States and extensive range of printing capabilities and other complementary services may reduce our exposure to economic slowdowns that may generally affect the printing industry or any one region of the country.  However, because we typically produce a large number of advertising and marketing materials for our customers, to the extent that advertising and marketing spending is reduced during an economic downturn, our results of operations may be adversely affected.

Most of our customers are not contractually obligated to purchase printing services from us. Our customers generally place orders for individual printing projects, and our continued engagement to provide additional printing services largely depends upon, among other things, the customer’s satisfaction with the quality of services we provide.  Although we do not depend on any one customer or group of customers, our sales to many of our significant customers may fluctuate from year to year and depends upon the number, size and complexity of projects in a particular period.

Suppliers

We purchase raw materials used in the printing process (such as paper, prepress supplies, ink, chemicals and boxes) from a number of national and local suppliers and we are not materially dependent on any one supplier. We use a two-tiered approach to purchasing in order to maximize the economies associated with our size, while maintaining the local efficiencies and time sensitivity required to meet customer demands. We negotiate master purchasing arrangements centrally with major suppliers and manufacturers to obtain better pricing, then communicate the terms of these arrangements to our individual printing businesses. Each printing business orders goods and services as needed based on the terms set forth in our national purchasing agreements, or on a local basis if applicable. We continually monitor market conditions and product developments, as well as regularly review the contractual terms of our national purchasing agreements, to take advantage of our increasing buying power and to maximize the benefits associated with these agreements.

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

We also purchase a large amount of prepress supplies, consisting mainly of film, plates and proofing materials. There are a limited number of key manufacturers of these materials, and we generally purchase prepress supplies from either national or regional distributors. We have obtained volume-related discounts and incentive arrangements from these manufacturers and receive periodic rebates based on the total amount of prepress supplies we purchase through these distributors.

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

The major competitive factors in our business are:

•                        Extent and quality of customer service

•                        Quality and accuracy of finished products

•                        Cost structure

•                        Ability to meet customer deadlines.

The ability to provide high quality customer service often is dependent on production and distribution capabilities, along with the availability of equipment that is appropriate in size and function for a given project. By using our nationwide network of printing operations, we believe that our broad range of printing capabilities and complementary services, along with our ability to serve customers on both a regional and national level, gives us a competitive advantage over smaller, locally based printing companies. Furthermore, our purchasing power, advanced technological capabilities and ability to effectively utilize any excess production capacity throughout our organization enables us to compete more effectively in price, as well as provide faster turnaround times than our competitors may be able to provide.

Employees

As of April 30, 2002, we had over 4,600 employees throughout our organization. Of this total, approximately 420 were employed subject to the terms of various collective bargaining agreements. We believe that our relations with our employees are generally satisfactory.

Executive Officers

Joe R. Davis has been the Chief Executive Officer and Chairman of the Board of Directors since he founded our Company in 1985. Prior to forming CGX, Mr. Davis was a Vice President for a division of International Paper Company. He also previously served as a partner of a national public accounting firm. Mr. Davis is 59 years old.

Charles F. White has been the President and Chief Operating Officer since joining our Company in July 2000. Mr. White joined CGX after retiring in January 1999 from Unisource Worldwide following a 33–year career. While at Unisource, a leading company in sales and distribution of printing, paper and supplies, he held a variety of sales and management positions and was most recently President and Chief Operating Officer. Mr. White is 55 years old.

G. Christopher Colville has been Executive Vice President, Chief Financial Officer and Secretary since March 2002.  From October 2000 to February 2002, Mr. Colville was Managing Director at Murphy Noell Capital, LLC, an investment banking firm.  Mr. Colville had held various executive positions with CGX between 1994 and September 2000, including Executive Vice President — Mergers and Acquisitions, Chief Financial Officer and Secretary since February 1999.  Mr. Colville is a certified public accountant and is 44 years old.

Government Regulation And Environmental Matters

Our printing operations are subject to the environmental laws and regulations of the United States and the applicable state and local laws and regulations concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. The printing business generates substantial quantities of inks, solvents and other waste products requiring disposal under the numerous federal, state and local laws and regulations relating to the environment. Our printing operations typically recycle waste paper and contract for the removal of waste products. We believe our Company is in material compliance with all applicable air quality, waste disposal and other environmental-related rules and regulations, as well as with other general employee health and safety laws and regulations. We do not anticipate any material future capital expenditures for environmental control facilities. There can be no assurance, however, that future changes in such laws and regulations will not have a material effect on our Company’s operations.

Item 2.  Properties and Facilities

As of April 30, 2002, our principal facilities consisted primarily of printing facilities that contain production, storage and office space. We own 1.3 million square feet at 30 locations and lease 2.2 million square feet at an additional 65 locations. All facilities are leased from unaffiliated third parties except for certain facilities containing approximately 334,025 square feet, which are leased from the former owners and current employees of eight of our printing businesses. We also lease 16,210 square feet of office space in Houston for our corporate headquarters. We believe our facilities are suitable for their present and intended purposes and are adequate for our current level of operations.

Item 3.  Legal Proceedings

From time to time, our Company is involved in litigation relating to claims arising out of our operations in the normal course of business. We maintain insurance coverage against potential claims in an amount which we believe to be adequate. Currently, we are not aware of any legal proceedings or claims pending against our Company that our management believes will have a material adverse effect on our Company’s financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market For Registrant’s Common Equity And Related Shareholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol “CGX”.  The following table presents the quarterly high and low sales prices for our common stock for each of the last two fiscal years:

Fiscal 2002 — Quarter Ended:	High	Low
June 30, 2001	17.32	11.25
September 30, 2001	22.10	13.95
December 31, 2001	19.55	15.72
March 31, 2002	20.80	18.20

Fiscal 2001 — Quarter Ended:	High	Low
June 30, 2000	13.38	8.50
September 30, 2000	15.44	8.69
December 31, 2000	12.13	9.50
March 31, 2001	16.50	11.40

As of April 30, 2002, there were 148 shareholders of record representing more than 5,000 beneficial owners.

We presently intend to retain all of our earnings to finance the continuing development of our business and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of cash dividends will depend upon the financial condition, debt covenants, capital requirements and earnings of our Company, as well as other factors our Board of Directors may deem relevant. In addition, our bank credit agreements include restrictions that limit our ability to pay dividends above certain levels.

The only equity compensation plan we have is the Consolidated Graphics, Inc. Long-Term Incentive Plan (the “Plan”), which has been approved by our shareholders.  Under this Plan, employees of our Company and certain nonemployee members of our Board of Directors have been, or may be, granted options to purchase shares of our common stock at a price not less than the market price of the stock at the date of grant.  As of April 30, 2002, there were 1,946,734 options outstanding under the Plan at an average exercise price of $24.92.  Further, a total of 454,366 shares of our common stock were reserved for issuance of options which had not been granted.

Item 6.  Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements of our Company and the notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

	Year Ended March 31
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Income Statement Data
Sales	$643,948	$683,396	$624,895	$435,961	$231,282
Cost of sales	477,147	494,158	437,345	298,935	157,906
Gross profit	166,801	189,238	187,550	137,026	73,376
Selling expenses	69,091	70,070	61,267	42,767	22,365
General and administrative expenses	54,766	54,595	48,677	33,605	17,628
Special charge (1)	—	6,440	—	—	—
Operating income	42,944	58,133	77,606	60,654	33,383
Interest expense, net	15,144	20,858	13,476	7,745	3,720
Income before income taxes	27,800	37,275	64,130	52,909	29,663
Provision for income taxes	11,120	15,164	25,651	20,634	11,273
Net income	$16,680	$22,111	$38,479	$32,275	$18,390
Basic earnings per share	$1.27	$1.68	$2.54	$2.35	$1.46
Diluted earnings per share	$1.25	$1.68	$2.51	$2.28	$1.40

	March 31
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data
Working capital	$85,036	$79,488	$65,301	$54,384	$27,869
Property and equipment, net	293,831	299,871	310,344	230,733	135,892
Total assets	676,733	674,667	680,848	494,277	237,645
Long-term debt, net of current portion	213,860	246,729	261,407	170,574	73,030
Total shareholders’ equity	306,598	287,534	272,531	214,454	105,332

(1) Relates to non-recurring costs and impairment charges primarily associated with combining the operations at three small, under-performing locations into nearby facilities and exiting a portion of our business at a fourth location. This special charge reduced net income by $4,117 net of tax and earnings per share by $.31.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking information.  Readers are cautioned that such information involves known and unknown risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which limit our ability to maintain or improve our operating results and acquire additional printing businesses.  Our expectations regarding future sales and profitability assume, among other things, stability in the economy and reasonable growth in the demand for our products, the continued availability of raw materials at affordable prices and retention of our key management and operating personnel. In addition, our expectations regarding future acquisitions assume, among other things, our ability to identify new acquisition opportunities and our ability to negotiate and finance such acquisitions on acceptable terms, as well as the ability to successfully absorb and manage such acquisitions. Although management believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could be inaccurate and there can be no assurance that any or all of the assumptions underlying the forward-looking statements will prove to be accurate. The inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We expressly disclaim any duty to provide updates to these forward-looking statements, assumptions or other factors after the date this Report on Form 10-K was filed to reflect the occurrence of events or circumstances or changes in expectations.

Overview

Our Company is a leading national provider of commercial printing services with 65 printing facilities in 25 states and is recognized as the largest sheet-fed and half-web commercial printing company in the United States.  We are focused on adding value to our operating companies by providing the financial and operational strengths, management support and technological advantages associated with a national organization.  Our strategy currently includes the following initiatives to generate sales and profit growth:

•                        Internal Sales Growth — In the midst of prevailing difficult industry conditions, we are seeking to use our competitive advantages to expand market share. We continue to pursue additional experienced sales professionals, invest in new equipment and technology, expand our national account program and develop complementary, value-added services.

•                        Disciplined Acquisition Program — We  selectively pursue opportunities to acquire well-managed printing businesses at reasonable prices.

•                        Cost Savings — Because of our size and national presence, we leverage our economies of scale to purchase supplies and equipment at preferential prices, and centralize various administrative services to generate cost savings.

•                        Best Practices/Benchmarking — We provide a forum for our printing businesses to share their knowledge of technical processes and their best practices with one another, as well as benchmark financial and operational data to help our printing businesses identify and respond to changes in operating trends.

•                        Leadership Development — Through our unique Leadership Development Program, we develop talent for future sales and management positions at our printing businesses.

Our printing operations maintain their own sales, estimating, customer service, prepress, production, postpress and accounting departments.  Our corporate headquarters staff provides support to our printing operations in such areas as human resources, purchasing and management information systems. We also maintain centralized treasury, risk management, tax and consolidated financial reporting activities.

The majority of our sales are derived from commercial printing services, which include electronic prepress, printing, finishing, storage and delivery of high quality, custom-designed products. Examples of such products include multicolor product and capability brochures, shareholder communications, catalogs, training manuals, point-of-purchase marketing materials and direct mail pieces.  We also serve our customers by providing a variety of complementary services, including fulfillment and mailing services and print-related e-commerce software solutions and electronic media services through CGXmedia.

Most of our sales are generated by individual orders through commissioned sales personnel and, in some cases, pursuant to long-term contracts.  We recognize revenue from these orders when we deliver the ordered products.  To a large extent, continued engagement of our Company by our customers for successive jobs depends upon the customer’s satisfaction with the quality of services we provide. As such it is difficult for us to predict the number, size and profitability of printing jobs that we expect to produce for more than a few weeks in advance.

Our cost of sales mainly consists of raw materials consumed in the printing process, as well as labor and outside services.  Paper cost is the most significant component of our materials cost; however, paper pricing generally does not impact our operating margins because any changes in paper pricing are generally passed on by our printing businesses.  Additionally, our cost of sales includes maintenance, repair, rental and insurance costs associated with operating our facilities and equipment, along with depreciation charges.

Our selling expenses generally include the salary and commissions paid to our sales professionals or third-party sales agents, along with promotional, travel and entertainment costs.  Our general and administrative expenses generally include the salary and benefits paid to support personnel at our printing businesses and our corporate staff.  These expenses also include office rent and utilities, communications expenses, professional fees and amortization of goodwill.

Results of Operations

The following table sets forth our Company’s historical consolidated income statements and certain percentage relationships for the periods indicated:

				As a Percentage of Sales
	Year Ended March 31			Year Ended March 31
	2002	2001	2000	2002	2001	2000
	(In millions)
Sales	$643.9	$683.4	$624.9	100.0%	100.0%	100.0%
Cost of sales	477.1	494.2	437.3	74.1	72.3	70.0
Gross profit	166.8	189.2	187.6	25.9	27.7	30.0
Selling expenses	69.1	70.1	61.3	10.7	10.3	9.8
General and administrative expenses	54.8	54.6	48.7	8.5	8.0	7.8
Special charge	—	6.4	—	—	0.9	—
Operating income	42.9	58.1	77.6	6.7	8.5	12.4
Interest expense, net	15.1	20.9	13.5	2.4	3.1	2.1
Income before income taxes	27.8	37.2	64.1	4.3	5.4	10.3
Provision for income taxes	11.1	15.1	25.6	1.7	2.2	4.1
Net income	$16.7	$22.1	$38.5	2.6%	3.2%	6.2%

Our sales and expenses during the periods shown were impacted by the acquisition of three printing businesses in 2002 and 13 printing businesses in 2000. Because each acquisition was accounted for using the purchase method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. In each applicable fiscal year, acquisitions affected our financial results, when compared to the prior year, for the portion of the year following their respective dates of acquisition. Similarly, acquisitions in 2000 affected our comparative financial results in 2001 and 2002 because the acquired businesses were under ownership for the full year.

Fiscal 2002 Compared With Fiscal 2001

Sales decreased 6% to $643.9 million in 2002 from $683.4 million in 2001. This decrease primarily reflects reduced print demand and competitive price pressures resulting from prevailing economic conditions in the United States.  In particular, the commercial printing industry has been directly impacted by a reduction in advertising spending as a result of the economic weakness.  Management’s decision to exit a portion of our business at one operation and combine three small, under-performing operations into nearby facilities during the quarter ended March 31, 2001, also contributed to the decrease.  The impact of the three printing businesses acquired late in fiscal 2002 partially offset the decrease discussed above.

Gross profit decreased 12% to $166.8 million in 2002 from $189.2 million in 2001. Gross profit as a percentage of sales decreased to 25.9% in 2002 from 27.7% in 2001.  While our fixed overhead costs necessary to operate our facilities and equipment remained relatively constant, competitive pricing pressures resulting from the prevailing economic conditions discussed above caused this percentage decrease.

Selling expenses decreased 1% to $69.1 million in 2002 from $70.1 million in 2001.  Selling expenses as a percentage of sales increased to 10.7% in 2002 from 10.3% in 2001. This percentage increase is due to costs associated with marketing efforts related to our national accounts program and other complementary services, particularly those available through CGXmedia, and our extensive recruiting efforts to hire additional experienced sales professionals.

General and administrative expenses remained constant at $54.8 million in 2002 as compared to $54.6 million in 2001.  As a percentage of sales, general and administrative expenses increased to 8.5% in 2002 from 8.0% in 2001. While our fixed administrative cost structure necessary to maintain our current level of operations remained constant, the impact of the sales decline noted above resulted in this percentage increase.

Net interest expense decreased to $15.1 million in 2002 from $20.9 million in 2001, primarily due to lower borrowings outstanding and lower interest rates paid under our bank credit facilities.

We provided for income taxes of $11.1 million in 2002, as compared to $15.1 million in 2001, primarily due to the reduction in taxable earnings for 2002 related to our operating activities.  Our effective tax rate was 40.0% in 2002 as compared to 40.7% in 2001.

Fiscal 2001 Compared With Fiscal 2000

Sales increased 9% to $683.4 million in 2001 from $624.9 million in 2000. Sales grew 6% as a result of the incremental revenue contribution of the 13 businesses acquired in fiscal 2000 (the “2000 Acquired Businesses”). The remaining increase was due to internal growth generated by our focused efforts to build market share, add to our national account base and pursue our electronic media initiatives.

Gross profit increased 1% to $189.2 million in 2001 from $187.6 million in 2000. Gross profit as a percentage of sales decreased to 27.7% in 2001 from 30.0% in 2000.  This percentage decrease resulted from a general economic slowdown, particularly during the third and fourth quarters, which reduced print demand, forcing our businesses to aggressively pursue sales volume and protect market share, coupled with higher depreciation expense attributable to capital expenditures.

Selling expenses increased 14% to $70.1 million in 2001 from $61.3 million in 2000, primarily due to the increased sales levels noted above. Selling expenses as a percentage of sales increased to 10.3% in 2001 from 9.8% in 2000. This percentage increase is due to higher marketing and training costs attributable to our pursuit of national accounts and costs to develop and market our electronic media products and services.

General and administrative expenses increased 12% to $54.6 million in 2001 from $48.7 million in 2000.  This increase is due primarily to the addition of the 2000 Acquired Businesses.  General and administrative expenses as a percentage of sales increased to 8.0% in 2001 from 7.8% in 2000, due to a proportionally higher level of administrative expenses, including amortization of goodwill, incurred as a result of the 2000 Acquired Businesses, as well as an increase in our corporate infrastructure to better manage our operations.

The special charge of $6.4 million recorded during the fourth quarter of 2001 is due to direct and incremental costs primarily associated with combining the operations at three small, under-performing locations into nearby facilities and exiting a portion of our business at a fourth location. We incurred $3.1 million in facility exit and other direct costs related to the combined operations, with the remaining $3.3 million related to the impairment of asset values.

Interest expense increased to $20.9 million in 2001 from $13.5 million in 2000, primarily due to a net average increase in borrowings and higher interest rates paid under our bank credit facilities, together with the addition of term equipment notes related to the purchase of printing equipment.

We provided for income taxes of $15.1 million in 2001, as compared to $25.6 million in 2000, primarily due to the reduction in taxable earnings for 2001 related to our operating activities and the special charge noted above.  Effective income tax rates increased to 40.7% in 2001 as compared to 40.0% in 2000 due to the effect of nondeductible goodwill that was impaired during 2001 in connection with the special charge.

Liquidity and Capital Resources

Sources and Uses of Cash

Our Company’s historical sources of cash have primarily been cash provided by operations or borrowings under our bank credit facilities.  Our Company’s historical uses of cash have been for capital expenditures, acquisitions of printing businesses and payment of principal and interest on outstanding debt obligations.  Cash provided by operations is defined as net income plus depreciation and amortization, deferred income tax provision, noncash portion of special charge and changes in working capital.

Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our consolidated statements of cash flows and notes thereto included in Item 8.  Financial Statements and Supplementary Data:

	Year Ended March 31
	2002	2001	2000
	(In millions)
Net cash provided by operations	$69.8	$68.1	$68.3
Acquisitions of businesses	(14.6)	(4.8)	(70.0)
Other capital expenditures	(16.3)	(26.4)	(25.2)
Net borrowings (repayments) under bank credit facilities	(33.9)	(25.2)	59.9
Payments on term equipment notes and other debt	(8.8)	(7.4)	(4.5)

Additionally, our cash position, working capital and short-term and long-term debt obligations as of March 31, 2002, 2001 and 2000 are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto included in Item 8.  Financial Statements and Supplementary Data:

	As of March 31
	2002	2001	2000
	(In millions)
Cash and cash equivalents	$9.0	$8.7	$8.2
Working capital	85.0	79.5	65.3
Total debt obligations	233.7	265.4	266.5

We believe that our cash flow from operations will be adequate to cover our fiscal 2003 working capital needs, debt service requirements and planned capital expenditures. However, we may elect to supplement our capital expenditure requirements through borrowings under our bank credit facilities or the issuance of additional term notes.

We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions.  However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments.  There can be no assurance that we will be able to acquire additional businesses on terms acceptable to us.

We expect to fund future acquisitions through cash flow from operations, additional borrowings or the issuance of our common stock.  The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment.

Debt Obligations

We entered into a five-year $225.0 million senior secured credit facility (the “Bank Credit Facility”) with eleven banks in December 2000.  The Bank Credit Facility is composed of a $50.0 million five-year term loan (the “Term Loan”), of which $35.0 million was outstanding at March 31, 2002, and a $175.0 million five-year revolving credit line (the “Revolving Line”), of which $111.0 million was outstanding at March 31, 2002.  The Term Loan requires quarterly payments of $2.5 million each through September 30, 2005.

Borrowings outstanding under the Bank Credit Facility are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings.  Borrowings under the Bank Credit Facility accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or (2) an alternate base rate

(based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to 1.00%. We are also required to pay a commitment fee on available but unused amounts ranging from .275% to .375% annually.  The interest rate margin and the commitment fee are based upon our ratio of Funded Debt to Pro Forma Consolidated EBITDA, as defined, redetermined quarterly. On March 31, 2002, borrowings outstanding under the Term Loan and the Revolving Line accrued interest at a weighted average rate of 4.26%.

The proceeds of the Bank Credit Facility can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock.  Our Company is subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Bank Credit Facility. We were in compliance with these covenants and financial tests at March 31, 2002.

In addition, we entered into an auxiliary revolving credit facility (the “Auxiliary Bank Facility”) with a commercial bank expiring in February 2003. This Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million. At March 31, 2002, borrowings outstanding under the Auxiliary Facility totaled $3.3 million and accrued interest at a rate of 3.87%.

We have agreements with two printing equipment manufacturers, pursuant to which we receive certain volume purchase incentives and long-term financing options with respect to our purchases of printing presses and other equipment. Under these agreements, we were obligated on term notes totaling $68.8 million and subject to a weighted average interest rate of 7.76% as of March 31, 2002.  The agreements provide for fixed monthly payments over periods of either five or ten years and are secured by the purchased equipment.  We have additional term equipment notes totaling $4.9 million, which primarily consist of various secured debt obligations we assumed in connection with certain prior year acquisitions. We are not subject to any significant financial covenants in connection with these term equipment notes; however, the Bank Credit Facility places certain limitations on the amount of additional term note obligations we may incur in the future.

Our other debt obligations consist of a promissory note totaling $5.1 million, industrial revenue bonds totaling $4.9 million and various other debt obligations totaling $.7 million.  We do not have any significant financial covenants or restrictions associated with these debt obligations.

The principal payment requirements by fiscal year under our debt obligations are as follows (in millions):  2003 — $19.9; 2004 — $20.3; 2005 — $21.5; 2006 — $129.8; 2007 — $11.1; thereafter — $31.1.

Other Commitments

We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business.

Our future contractual obligations by fiscal year are as follows:

	2003	2004	2005	2006	2007	Thereafter	Total
	(In millions)
Operating lease obligations	11.2	8.8	6.7	4.8	3.5	6.4	41.4

In connection with our assumption of obligations under outstanding industrial revenue bonds related to the acquisition of two printing businesses, which are reflected as outstanding debt obligations in our consolidated financial statements, we had two letters of credit outstanding for a combined total of $5.5 million as of March 31, 2002.  These letters of credit were issued pursuant to the terms of our Bank Credit Facility, which expires in December 2005, and we may be required to obtain replacement letters of credit at that time.

We have entered into earnout agreements in connection with certain prior year acquisitions.  If the acquired printing businesses generate operating profits in excess of pre-determined targets, we may be obligated to issue additional shares of our common stock or make additional cash payments. As of March 31, 2002, we were contingently obligated through fiscal 2005 to issue up to 58,291 shares of our common stock and make additional cash payments of up to $10.9 million for all periods in the aggregate.  Based on current operating levels, we expect that the issuance of shares and actual payments pursuant to these obligations will be substantially less than the maximum amounts indicated.

Factors Which May Affect Future Results

Our future operating results may be impacted by a number of factors, including general economic conditions and competitive factors in our industry, seasonal and cyclical variations in commercial printing demand, reasonable growth in the demand for our products and retention of key management and operating personnel. The magnitude and timing of any future acquisitions, as well as our ability to absorb and manage such businesses,  will also impact our future results.  Because of these and other factors, there can be no assurance that we will not experience material fluctuations in our future operating results or cash flows on a quarterly or annual basis.

Critical Accounting Policies

We have identified our critical accounting policies based on the following factors — significance to our overall financial statement presentation, complexity of the policy and its use of estimates and assumptions.  We are required to make certain estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. We evaluate our estimates and assumptions on an ongoing basis and rely on historical experience and various other factors that we believe to be reasonable under the circumstances to determine such estimates. Because uncertainties with respect to estimates and assumptions are inherent in the preparation of financial statements, actual results could differ from these estimates.

We maintain an allowance for doubtful accounts as deemed necessary based upon expected collectibility of accounts receivable.  We exercise judgment in determining the valuation and useful lives of our long-lived assets, primarily property and equipment.  We also determine the realization of long-lived assets, including goodwill (pending adoption of SFAS No. 142), by assessing the future cash flows and income from such assets on an undiscounted basis, as well as other factors such as business trends and general economic conditions.  We are self-insured for the majority of our workers’ compensation costs and group health insurance costs, and we rely on claims experience and the advice of our administrators and consulting actuaries in determining an adequate liability for self-insurance claims.  Finally, we utilize certain estimates and assumptions in our determination and allocation of the purchase price for acquisitions and in determining accruals for current and deferred income taxes.

New Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, were issued in July 2001.  SFAS No. 141 requires that all acquisitions completed after June 30, 2001, be accounted for using the purchase method of accounting.  SFAS No. 142 requires that companies discontinue amortizing goodwill and perform annual impairment tests to determine if the remaining balance of goodwill or other intangible assets should be reduced to their estimated fair values. SFAS No. 141 also requires companies to separately report more specifically identifiable intangible assets and SFAS No. 142 requires the amortization of such intangible assets over their useful life, if determinable.

SFAS No. 141 was effective immediately upon its issuance and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  We will adopt SFAS No. 142 during our fiscal 2003 first quarter, which ends June 30, 2002.  We will show any impairment loss recognized in accordance with SFAS No. 142 as the cumulative effect of a change in accounting principle in our consolidated income statement. At March 31, 2002, the Company’s net goodwill was $199.3 million and pre-tax amortization expense for the year ended March 31, 2002, totaled $5.4 million under the prior accounting standards. We are currently reviewing the impact of SFAS No. 142 on our financial position and results of operation. On the basis of our preliminary review and currently available information, we believe that we will record a non-cash, after-tax goodwill impairment charge, reflected as the cumulative effect of a change in accounting principle, of up to $75.0 million during our fiscal 2003 first quarter.  We have obtained an amendment to our Bank Credit Facility, which specifically provides that this impairment charge will have no impact on our compliance with the financial covenants of that facility.

SFAS No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets were issued in August 2001.  SFAS No. 143 requires that a liability for an asset retirement obligation be recognized in the period in which the obligation arises if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the asset.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  Management does not believe that the adoption of SFAS Nos. 143 and 144 will have a material impact on its financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not hold or utilize derivative financial instruments which could expose our Company to significant market risk. However, we are exposed to market risk for changes in interest rates related primarily to our debt obligations. Our debt obligations as of March 31, 2002, include borrowings under our bank credit facilities totaling $149.3 million, various term equipment notes totaling $73.7 million and other debt obligations totaling $10.7 million.

The following table sets forth the average interest rate for the scheduled maturities of our debt obligations as of March 31, 2002 ($ in millions):

	2003	2004	2005	2006	2007	Thereafter	Total	Estimated Fair Value At March 31, 2002
Fixed Rate Debt:
Amount	$8.5	$8.9	$10.0	$9.1	$9.6	$28.1	$74.2	$75.0
Average interest rate	7.82%	7.79%	7.86%	7.72%	7.77%	7.72%	7.76%
Variable Rate Debt:
Amount.	$11.4	$11.4	$11.5	$120.7	$1.5	$3.0	$159.5	$159.5
Average interest rate	4.09%	4.08%	4.08%	4.28%	3.64%	3.26%	4.21%

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Consolidated Graphics, Inc.:

We have audited the accompanying consolidated balance sheets of Consolidated Graphics, Inc. (a Texas corporation) and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP
Houston, Texas
May 17, 2002

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31
	2002	2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,955	$8,667
Accounts receivable, net	121,981	116,095
Inventories	32,771	31,536
Prepaid expenses	6,114	4,605
Deferred income tax assets	5,153	4,023
Total current assets	174,974	164,926
PROPERTY AND EQUIPMENT, net	293,831	299,871
GOODWILL, net	199,331	203,030
OTHER ASSETS	8,597	6,840
	$676,733	$674,667
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$19,877	$18,711
Accounts payable	32,068	33,865
Accrued liabilities	37,382	32,609
Income taxes payable	611	253
Total current liabilities	89,938	85,438
LONG-TERM DEBT, net of current portion	213,860	246,729
DEFERRED INCOME TAX LIABILITIES	66,337	54,966
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 13,205,863 and 13,018,795 issued and outstanding	132	130
Additional paid-in capital	157,581	155,199
Retained earnings	148,885	132,205
Total shareholders’ equity	306,598	287,534
	$676,733	$674,667

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Year Ended March 31
	2002	2001	2000
SALES	$643,948	$683,396	$624,895
COST OF SALES	477,147	494,158	437,345
Gross profit	166,801	189,238	187,550
SELLING EXPENSES	69,091	70,070	61,267
GENERAL AND ADMINISTRATIVE EXPENSES	54,766	54,595	48,677
SPECIAL CHARGE	—	6,440	—
Operating income	42,944	58,133	77,606
INTEREST EXPENSE	15,229	21,005	13,584
INTEREST INCOME	(85)	(147)	(108)
Income before income taxes	27,800	37,275	64,130
PROVISION FOR INCOME TAXES	11,120	15,164	25,651
NET INCOME	$16,680	$22,111	$38,479
BASIC EARNINGS PER SHARE	$1.27	$1.68	$2.54
DILUTED EARNINGS PER SHARE	$1.25	$1.68	$2.51
SHARES USED TO COMPUTE EARNINGS PER SHARE:
Basic	13,107	13,142	15,155
Diluted	13,380	13,186	15,336

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
BALANCE, March 31, 1999	14,649	$146	$136,488	$77,820	$214,454
Common stock issuance — acquisitions	1,046	11	48,839	—	48,850
Exercise of stock options	83	1	1,118	—	1,119
Retirement of common stock	(2,070)	(21)	(24,461)	(5,889)	(30,371)
Net income	—	—	—	38,479	38,479
BALANCE, March 31, 2000	13,708	137	161,984	110,410	272,531
Exercise of stock options	40	—	246	—	246
Retirement of common stock	(730)	(7)	(7,031)	(316)	(7,354)
Net income	—	—	—	22,111	22,111
BALANCE, March 31, 2001	13,018	130	155,199	132,205	287,534
Exercise of stock options	188	2	2,382	—	2,384
Net income	—	—	—	16,680	16,680
BALANCE, March 31, 2002	13,206	$132	$157,581	$148,885	$306,598

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31
	2002	2001	2000
OPERATING ACTIVITIES:
Net income	$16,680	$22,111	$38,479
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	41,312	38,783	32,881
Deferred income tax provision	10,241	7,334	15,135
Noncash portion of special charge	—	4,615	—
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	2,947	(1,048)	(6,070)
Inventories	1,485	826	(1,633)
Prepaid expenses	(1,554)	213	(561)
Other assets	(1,806)	45	512
Accounts payable and accrued liabilities	(275)	(1,420)	(11,351)
Income taxes payable	726	(3,341)	927
Net cash provided by operating activities	69,756	68,118	68,319
INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	(14,645)	(4,782)	(70,005)
Purchases of property and equipment	(16,270)	(26,434)	(25,172)
Proceeds from asset dispositions	2,118	3,279	2,597
Net cash used in investing activities	(28,797)	(27,937)	(92,580)

FINANCING ACTIVITIES:
Proceeds from bank credit facilities	29,822	359,200	678,800
Payments on bank credit facilities	(63,719)	(384,359)	(618,860)
Payments on long-term debt	(8,790)	(7,431)	(4,506)
Payments to repurchase common stock	—	(7,354)	(30,371)
Proceeds from exercise of stock options and other	2,016	233	857
Net cash (used in) provided by financing activities	(40,671)	(39,711)	25,920
NET INCREASE IN CASH AND CASH EQUIVALENTS	288	470	1,659
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,667	8,197	6,538
CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,955	$8,667	$8,197

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)

1.  BUSINESS

Consolidated Graphics, Inc. (collectively with its subsidiaries referred to as “the Company”) is the largest sheet-fed and half-web commercial printing company in the United States with 65 printing facilities in 25 states. The Company is focused on adding value to its operating companies by providing the financial and operational strengths, management support and technological advantages associated with a national organization.

The majority of the Company’s sales are derived from commercial printing services, which include electronic prepress, printing, finishing, storage and delivery of high quality, custom-designed products. Examples of such products include multicolor product and capability brochures, shareholder communications, catalogs, training manuals, point-of-purchase marketing materials and direct mail pieces.  The Company also provides a variety of complementary services, including fulfillment and mailing services and print-related e-commerce software solutions and electronic media services that are developed and marketed using the CGXmedia brand.

2.  SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

Accounting Policies

The accounting policies of the Company reflect industry practices and conform to accounting principles generally accepted in the United States. The more significant of such accounting policies are described below.

Principles of Consolidation  — The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated.  Under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s operations constitute one reportable operating segment.

Use of Estimates  — The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis and rely on historical experience and various other factors that we believe to be reasonable under the circumstances to determine such estimates. Because uncertainties with respect to estimates and assumptions are inherent in the preparation of financial statements, actual results could differ from these estimates.  The most significant estimates used in the Company’s consolidated financial statements relate to the allowance for doubtful accounts, useful lives and realization of long-lived assets, determination and allocation of the purchase price for acquisitions, accruals for self-insurance claims, and accruals for current and deferred income taxes and other liabilities.

Cash and Cash Equivalents  — The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Revenue Recognition and Accounts Receivable  — The Company recognizes revenue upon delivery of each job. Losses, if any, on jobs are recognized at the earliest date such amount is determinable. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 10% of the Company’s revenues during the years ended March 31, 2002, 2001 and 2000. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Accounts receivable in the accompanying consolidated balance sheets are reflected net of allowance for doubtful accounts of $1,847 and $2,698 at March 31, 2002 and 2001.

Inventories  — Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. The carrying values of inventories are set forth below:

	March 31,
	2002	2001
Raw materials	$11,076	$11,314
Work in progress	18,543	18,128
Finished goods	3,152	2,094
	$32,771	$31,536

Goodwill - Goodwill represents the excess of cost over the fair value of identifiable assets of businesses acquired. Goodwill is stated at cost, net of accumulated amortization, and is being amortized over 40 years using the straight-line method. At March 31, 2002 and 2001, accumulated amortization of goodwill was $17,232 and $11,859.  See also “Recent Accounting Pronouncements” below.

Impairment of Long-Lived Assets  — In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company periodically evaluates whether the remaining balances of property and equipment, goodwill or other long-lived assets are recoverable by assessing current and future levels of income and cash flows on an undiscounted basis, as well as other factors, such as business trends and general market conditions. The Company recorded an impairment loss totaling $3,346 related to the consolidation of three facilities and exiting a portion of its business at a fourth location during fiscal 2001. See also Significant Accounting Policies and Other Information — “Special Charge” below.

Recent Accounting Pronouncements  — SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, were issued in July 2001.  SFAS No. 141 requires that all acquisitions completed after June 30, 2001, be accounted for using the purchase method of accounting.  SFAS No. 142 requires that companies discontinue amortizing goodwill and perform annual impairment tests to determine if the remaining balance of goodwill or other intangible assets should be reduced to their estimated fair values. SFAS No. 141 also requires companies to separately report more specifically identifiable intangible assets and SFAS No. 142 requires the amortization of such intangible assets over their useful life, if determinable.

SFAS No. 141 was effective immediately upon its issuance and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  We will adopt SFAS No. 142 during our fiscal 2003 first quarter, which ends June 30, 2002.  We will show any impairment loss recognized in accordance with SFAS No. 142 as the cumulative effect of a change in accounting principle in our consolidated income statement. At March 31, 2002, the Company’s net goodwill was $199,331 and pre-tax amortization expense for the year ended March 31, 2002, totaled $5,373 under the prior accounting standards. We are currently reviewing the impact of SFAS No. 142 on our financial position and results of operation. On the basis of our preliminary review and currently available information, we believe that we will record a non-cash, after-tax goodwill impairment charge, reflected as the cumulative effect of a change in accounting principle, of up to $75,000 (unaudited) during our fiscal 2003 first quarter.  We have obtained an amendment to our Bank Credit Facility, which specifically provides that this impairment charge will have no impact on our compliance with the financial covenants of that facility.

SFAS No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets were issued in August 2001.  SFAS No. 143 requires that a liability for an asset retirement obligation be recognized in the period in which the obligation arises if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the asset.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  Management does not believe that the adoption of SFAS Nos. 143 and 144 will have a material impact on its financial position or results of operations.

Other Information

Supplemental Cash Flow Information  — The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. Significant non-cash transactions primarily include the issuance of common stock, the assumption of debt related to the acquisition of certain printing businesses (see Note 3. Acquisitions) and the issuance of term equipment notes payable related to the purchase of printing equipment (see Note 5. Long-Term Debt). The Company issued term equipment notes payable to purchase printing equipment totaling $5,855, $31,540 and $26,907 during the years ended March 31, 2002, 2001 and 2000.

The following is a summary of the total cash paid for interest and income taxes (net of refunds):

	Year Ended March 31
	2002	2001	2000
Cash Paid For:
Interest	$14,767	$22,164	$12,846
Income taxes	64	11,121	9,850

Accrued Liabilities  — The significant components of accrued liabilities are as follows:

	March 31
	2002	2001
Compensation and benefits	$18,934	$13,996
Sales and property taxes payable	2,743	2,915
Accrued purchases	3,998	2,955
Other.	11,707	12,743
	$37,382	$32,609

Earnings Per Share  — Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares outstanding and include the effect of dilutive stock options outstanding.

Related Party Transactions  — In the normal course of business, the Company leases, under terms it believes are comparable to market rates, certain real estate from individuals who formerly owned an acquired business and are now employed by the Company.

Special Charge — The Company recorded a one-time special charge of $6,440 ($4,117 after tax) during the fourth quarter of fiscal 2001 related to direct and incremental costs primarily associated with combining the operations at three small, under-performing locations into nearby facilities and exiting a portion of its business at a fourth location. The components of the special charge are impairment of property and equipment values totaling $2,272, impairment of goodwill totaling $1,074, facility exit costs totaling $1,504 and other direct costs totaling $1,590.

Impairment losses were calculated based on the excess of the recorded value of property and equipment over each asset’s respective fair value using recent comparable market data. Other direct costs included primarily payroll-related expenses, incremental costs necessary to maintain buildings and equipment after the shutdown of each facility, costs incurred for work-in-process unable to be completed and billed due to the closings, and professional service fees.  Additionally, costs totaling $235 and $1,048 related to items incurred but not yet paid were reflected in accrued liabilities as of March 31, 2002 and 2001.

Fair Value of Financial Instruments  — The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the fair value of its variable rate debt obligations, which totaled $159,552 and $188,852 at March 31, 2002 and 2001, approximated their recorded values. The Company estimates that the fair value of its fixed rate debt obligations totaling $74,185 at March 31, 2002 was $74,998. The Company estimates that the fair value of its fixed rate debt obligations totaling $76,588 at March 31, 2001 was $76,043.  Estimates of fair value are based on interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.

Concentrations of Credit Risk  — Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash deposits and trade accounts receivable. The Company’s cash deposits are held in large, national financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited because the Company’s printing businesses provide services to a large, diverse group of customers in various geographical regions. Management performs ongoing credit evaluations of its customers and generally does not require collateral for the extension of credit.

3.  ACQUISITIONS

All acquisitions have been accounted for using the purchase method of accounting. Revenues and expenses of the acquired businesses have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair market value.  The allocation of purchase price in connection with certain acquisitions in fiscal 2002 may be prospectively revised if and when additional information the Company is awaiting concerning certain asset and liability valuations, other than contingent transaction consideration, is obtained, provided that such information is received no later than one year after the date of acquisition.  The Company does not expect that such additional information will result in a material adjustment to the preliminary purchase price allocations.  Contingent transaction consideration is accrued as an additional cost of the transaction when payment thereof is deemed to be probable by the Company.

During fiscal 2002, the Company acquired the assets of three printing businesses — American Lithographers — Hayward and Sacramento, California; Carqueville Graphics — Chicago, Illinois; and Regent Printing and Imaging — Tulsa, Oklahoma.  To complete these acquisitions, in the aggregate, the Company paid cash totaling $11,231 and issued debt totaling $5,129. The allocation of the purchase price of the businesses acquired in fiscal 2002 included current assets of $11,704 and property and equipment of $9,990, less current liabilities of $5,334.

During fiscal 2000, the Company acquired 13 printing businesses. To complete these acquisitions, in the aggregate, the Company paid cash of $42,044, issued 1,032,407 shares of its common stock and discharged debt and paid other liabilities of the acquired businesses totaling $24,477. Additionally, debt of the acquired businesses totaling $10,706 remained outstanding following the acquisitions.

The following table sets forth unaudited pro forma information and assumes that each of the acquisitions in fiscal 2002 occurred at the beginning (April 1) of the fiscal years ended March 31, 2002 and 2001.

	Year Ended March 31,
	2002	2001
	(Unaudited)
Sales	$689,040	$750,396
Net income	18,180	25,190
Diluted earnings per share	1.36	1.91

The preceding pro forma financial information does not purport to be indicative of the Company’s financial position or results of operations that would have occurred had the transactions been completed at the beginning of the period presented, nor does such pro forma information purport to indicate the Company’s results of operations at any future date or for any future period. Certain acquisitions involve contingent consideration typically payable only in the event that the financial results of an acquired business improve by an equal amount or more after the acquisition; accordingly, such contingent consideration has been excluded from the preceding pro forma financial information.

Additionally, to satisfy certain liabilities of acquired businesses or pursuant to earnout agreements, the Company paid cash of $3,414, $4,782 and $3,484 during fiscal 2002, 2001 and 2000, respectively, and issued 13,332 shares of its common stock in fiscal 2000.

4.  PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation. The costs of major renewals and betterments are capitalized; repairs and maintenance costs are expensed when incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the various classes of assets.

The following is a summary of the Company’s property and equipment and their estimated useful lives:

	March 31
Description	2002	2001	Estimated Life in Years
Land	$7,982	$7,507	—
Buildings and leasehold improvements	53,720	53,361	15-40
Printing presses and equipment	318,377	297,435	7-20
Computer equipment and software	22,057	19,479	2-5
Furniture, fixtures and other	9,438	9,555	5-7
	411,574	387,337
Less — accumulated depreciation	(117,743)	(87,466)
	$293,831	$299,871

5.  LONG-TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	March 31
	2002	2001
Bank credit facilities	$149,281	$183,178
Term equipment notes	73,708	75,665
Other	10,748	6,597
	233,737	265,440
Less — current portion	(19,877)	(18,711)
	$213,860	$246,729

The Company entered into a five-year $225,000 senior secured credit facility (the “Bank Credit Facility”) with eleven banks in December 2000.  The Bank Credit Facility is composed of a $50,000 five-year term loan (the “Term Loan”), of which $35,000 was outstanding at March 31, 2002, and a $175,000 five-year revolving credit line (the “Revolving Line”), of which $111,000 was outstanding at March 31, 2002.  The Term Loan requires quarterly payments of $2,500 each through September 30, 2005.

Borrowings outstanding under the Bank Credit Facility are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings.  Borrowings under the Bank Credit Facility accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to 1.00%.  The Company is also required to pay a commitment fee on available but unused amounts ranging from .275% to .375% annually.  The interest rate margin and the commitment fee are based upon the Company’s ratio of Funded Debt to Pro Forma Consolidated EBITDA, as defined, redetermined quarterly.  On March 31, 2002 borrowings outstanding under the Term Loan and the Revolving Line accrued interest at a weighted average rate of 4.26%.

The proceeds of the Bank Credit Facility can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes, and subject to certain restrictions, repurchase its common stock.

The covenants contained in the Agreement, among other things, limit the Company’s ability to (i) incur secured and unsecured debt beyond specific amounts or based upon financial ratios, (ii) pledge its assets beyond specific amounts, (iii) merge, consolidate with or acquire other companies where the total consideration paid is above certain levels, (iv) change its primary business, (v) pay cash dividends, (vi) make capital expenditures and dispose of assets beyond certain levels. The Company must also meet certain financial tests relating to its leverage ratio, interest coverage ratio, fixed charge coverage ratio and consolidated net worth.

In addition, the Company entered into an auxiliary revolving credit facility (the “Auxiliary Bank Facility”) with a commercial bank expiring in February 2003. This Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. At March 31, 2002, borrowings outstanding under the Auxiliary Bank Facility totaled $3,281 and accrued interest at a rate of  3.87%.

The term equipment notes consist primarily of term notes payable pursuant to printing equipment purchase and financing agreements between the Company and two printing equipment manufacturers. The agreements provide for fixed monthly payments over periods of either five or ten years and are secured by the purchased equipment. At March 31, 2002, outstanding borrowings under these agreements totaled $68,830 and were subject to a weighted average interest rate of 7.76%. The remaining balance of term equipment notes totaling $4,878 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of these equipment notes; however, the Bank Credit Facility places certain limitations on the amount of additional term note obligations the Company may incur in the future.

The Company’s remaining debt obligations consist of a promissory note totaling $5,129, industrial revenue bonds totaling $4,885 and various other debt obligations totaling $734.  The Company does not have any significant financial covenants or restrictions associated with these debt obligations.

The principal payment requirements by fiscal year under the Company’s debt obligations are as follows: 2003 — $19,877;  2004 — $20,290;  2005 — $21,463;  2006 — $129,850;  2007 — $11,103;  thereafter — $31,154.

6.  INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended March 31
	2002	2001	2000
Current	$1,590	$7,830	$10,516
Deferred	9,530	7,334	15,135
	$11,120	$15,164	$25,651

The provision for income taxes differs from an amount computed at the statutory rates as follows:

	Year Ended March 31
	2002	2001	2000
Provision at the statutory rate	$9,730	$13,046	$22,446
State income taxes, net of federal income tax benefit	363	583	1,965
Non-deductible expenses:
Amortization of goodwill	1,458	1,205	900
Other	(431)	330	340
	$11,120	$15,164	$25,651

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts as measured based on enacted tax laws and regulations. The components of the net deferred income tax assets and liabilities are as follows:

	March 31
	2002	2001	2000
Deferred income tax liabilities:
Property and equipment	$54,234	$44,683	$36,493
Goodwill and other	12,103	10,283	10,687
Total deferred income tax liabilities	$66,337	$54,966	$47,180
Deferred income tax assets:
Accounts receivable and inventory	$1,356	$1,379	$1,463
Accruals not currently deductible	3,797	2,644	2,108
Total deferred income tax assets	$5,153	$4,023	$3,571

7.  COMMITMENTS AND CONTINGENCIES

The Company has entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of its business.  The Company incurred total operating lease expense of $11,252, $10,202 and $9,574 for the years ended March 31, 2002, 2001 and 2000.

The Company’s operating lease obligations by fiscal year are as follows:

	2003	2004	2005	2006	2007	Thereafter

Operating lease obligations	$11,195	$8,773	$6,685	$4,817	$3,450	$6,402

In connection with our assumption of obligations under outstanding industrial revenue bonds related to the acquisition of two printing businesses, which are reflected as debt in the accompanying consolidated financial statements, the Company had two letters of credit outstanding for a combined total of $5,488 as of March 31, 2002. These letters of credit were issued pursuant to the terms of our Bank Credit Facility, which expires in 2005, and we may be required to obtain replacement letters of credit at that time.

The Company has entered into earnout agreements in connection with certain prior year acquisitions.  If the acquired printing businesses generate operating profits in excess of pre-determined targets, the Company may be obligated to issue additional shares of its common stock or make additional cash payments. As of March 31, 2002, the Company was contingently obligated through fiscal 2005 to issue up to 58,291 shares of its common stock and make additional cash payments of up to $10,887 for all periods in the aggregate.

From time to time, the Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, there are no legal proceedings or claims pending against the Company that management believes will have a material adverse effect upon the Company’s financial position or results of operations.

8.  STOCK OPTIONS

Employees of the Company and certain nonemployee members of the Company’s Board of Directors have been or may be granted rights to purchase shares of the Company’s common stock pursuant to the Consolidated Graphics, Inc. Long-Term Incentive Plan (the “Plan”). Options granted pursuant to the Plan may either be incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Options granted under the Plan are at a price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to ten years. Unvested options expire upon termination of employment and vested options expire six months after termination of employment.  Otherwise, options expire after final vesting at the end of a fixed period not in excess of five years.  At March 31, 2002, a total of 2,404,895 shares were reserved for issuance pursuant to the Plan, of which 444,094 shares were reserved for options which had not been granted.

The Company accounts for the Plan under the provisions and related interpretations of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” No compensation expense or liability is recognized for such options in the accompanying consolidated financial statements since all options were granted at the fair market value of the stock at the date of grant.

The following table sets forth option transactions under the Plan:

	For the Years Ended March 31
	2002		2001		2000
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at April 1	2,160,386	$25.83	1,236,660	$38.36	1,363,927	$40.54
Granted	461,112	19.19	1,116,069	11.18	205,641	24.32
Exercised	(217,087)	12.12	(55,250)	7.62	(83,766)	10.40
Forfeited or expired	(443,610)	29.61	(137,093)	27.15	(249,142)	47.58

Outstanding at March 31	1,960,801	25.02	2,160,386	25.83	1,236,660	38.36

Exercisable at March 31	382,132	$31.50	398,289	$29.50	323,891	$23.53

Had the Company used the fair-value-based method of accounting for the Plan prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net income and earnings per share would have been reduced to the following pro forma amounts:

	For the Years Ended March 31
	2002		2001		2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$16,680	$14,454	$22,111	$19,328	$38,479	$35,847
Basic earnings per share	1.27	1.06	1.68	1.49	2.54	2.23
Diluted earnings per share	1.25	1.04	1.68	1.48	2.51	2.21

The pro forma compensation expense may not be representative of future amounts because options vest over several years and additional options may be granted in future years.

The weighted-average grant date fair value of options granted during fiscal 2002, 2001 and 2000 was $10.96, $7.50 and $15.96. The weighted-average grant date fair value of options was determined by utilizing the Black-Scholes option-pricing model with the following key assumptions:

	2002	2001	2000
Dividend yield	—	—	—
Expected volatility	41.3%	60.4%	74.9%
Average risk-free interest rate	5.0%	5.8%	6.3%
Average expected life	9.0 yrs.	7.6 yrs.	5.0 yrs.

The Black-Scholes model used by the Company to calculate the fair value of options granted, as well as other currently accepted option valuation models, were developed to estimate the fair value of freely tradable, fully transferable options without vesting and/or trading restrictions, which significantly differ from the provisions associated with the Company’s stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management does not believe this model provides a reliable single measure of the fair value of the Company’s stock option awards.

9.  UNAUDITED QUARTERLY FINANCIAL DATA

The following table contains selected unaudited quarterly financial data from the consolidated income statements for each quarter of fiscal 2002 and 2001. The Company believes this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)
Fiscal 2002:
Sales	$164,435	$160,157	$153,750	$165,606
Gross profit	43,832	41,878	39,375	41,716
Net income	5,080	4,300	3,574	3,726
Basic earnings per share	.39	.33	.27	.28
Diluted earnings per share	.38	.32	.27	.28
Fiscal 2001:
Sales	$173,486	$172,503	$171,211	$166,196
Gross profit	49,428	49,259	45,617	44,934
Net income	8,036	7,914	5,496	665
Basic earnings per share	.59	.61	.42	.05
Diluted earnings per share	.59	.61	.42	.05

(1)    Reflects a special charge of $4,117 net of tax or $.31 per share in fiscal 2001. (See Note 2. Significant Accounting Policies and Other Information — Special Charge).

Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal annual earnings per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

The information called for by “Item 10. Directors and Executive Officers of the Registrant“ (except for certain information regarding executive officers which is included in Part I hereof as “Item 1. Business  — Executive Officers”), “Item 11. Executive Compensation,” “Item 12. Security Ownership of Certain Beneficial Owners and Management,” and “Item 13. Certain Relationships and Related Transactions,” is hereby incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Shareholders (presently scheduled to be held July 24, 2002) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)           Index to Financial Statements

(a)(1)       Financial Statements (included under Item 8):

The index to the Financial Statements is included on page 18 of this report and is incorporated herein by reference.

(a)(2)       Financial Statement Schedules:

Report of Independent Public Accountants on Supplementary Data.

Schedule II — Valuation and Qualifying Accounts.

All other schedules have been omitted since the required information is not significant or is included in the Financial Statements or notes thereto or is not applicable.

(a)(3)       Exhibits:

*3.1

—Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994) SEC File No. 0-24068, Exhibit 4(a)).

*3.2	—Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998. (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998) SEC File No. 0-24068, Exhibit 3.1).
*3.3	—Restated By-Laws of the Company, dated as of November 2, 1998 (Consolidated Graphics, Inc. Form 10-Q (September 30, 1998) SEC File No. 0-24068, Exhibit 3.2).
*3.4	—Amendment to Restated By-Laws of the Company dated June 23, 1999 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1999) SEC File No. 0-24068, Exhibit 3.4).
*3.5	—Amendments to the By-Laws of the Company on December 15, 1999 (Consolidated Graphics, Inc. Form 8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 3.2).
*4	—Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998) SEC File No. 0-24068, Exhibit 4.1).
*4.1

—Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc. Form 8-K (December 15, 1999) SEC File No. 0- 24068, Exhibit 4.1).

*10	—Credit Agreement among the Company and First Union Bank as Administrative Agent and First Union Securities, Inc. as Sole Arranger and Book Runner and Bank One, N. A., as Documentation Agent, dated as of December 11, 2000 (Consolidated Graphics, Inc. Form 8-K (December 28, 2000) SEC File No. 001- 12631, Exhibit 10).
10.1	—First Amendment to Credit Agreement among the Company and Wachovia Bank, N.A (formerly known as First Union National Bank) as Administrative Agent, dated as of April 1, 2002.
*10.2	—1994 Consolidated Graphics, Inc. Long-Term Incentive Plan (Consolidated Graphics, Inc. Registration Statement on Form S-1 (Reg. No. 33-77468), Exhibit 10.14).
*10.3

—First Amendment to Consolidated Graphics, Inc. Long-Term Incentive Plan (reflecting an increase in the number of shares of Common Stock authorized to be issued thereunder from 367,500 to 967,500) (Consolidated Graphics, Inc. Registration Statement on Form S-8 (Reg. No. 333-66019), Exhibit 4.2).

*10.4

—Second Amendment to Consolidated Graphics, Inc. Long-Term Incentive Plan, (reflecting an increase in the number of shares of Common Stock authorized to be issued thereunder from 1,935,000 to 3,435,000) (Consolidated Graphics, Inc. Registration Statement on Form S-8 (Reg. No. 333-66019), Exhibit 4.3).

10.5	—Employment Agreement between the Company and G. Christopher Colville dated as of March 1, 2002.
10.6	—Change in Control Agreement between the Company and G. Christopher Colville dated as of March 1, 2002.

21	—List of Subsidiaries.
23.1	—Consent of Arthur Andersen LLP.
24	—Powers of Attorney.

99.1	—Representation Letter of Arthur Andersen LLP.

* Incorporated by reference.

(b)           Reports on Form 8-K:

1) Form 8-K, filed January 23, 2002, in connection with the press release announcing the Company’s fiscal 2002 third quarter results.

2) Form 8-K, filed February 7, 2002, in connection with the press release announcing the completion of the acquisitions of American Lithographers and Carqueville Graphics.

3) Form 8-K, filed March 4, 2002, in connection with the press release announcing that G. Christopher Colville has rejoined the company as Executive Vice President, Chief Financial Officer and Secretary.

4) Form 8-K, filed March 27, 2002, in connection with the press release announcing the Company’s acquisition of the assets of Regent Printing and Imaging.

5) Form 8-K, filed April 24, 2002, in connection with the press release announcing the Company’s fiscal 2002 fourth quarter results.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON SUPPLEMENTARY DATA

To the Shareholders of Consolidated Graphics, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Consolidated Graphics, Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated May 17, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Valuation and Qualifying Accounts Schedule (Schedule II) listed in the index at Item 14(a)(2) is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. Schedule II has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas

May 17, 2002

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

			Utilization
	Balance at	Amount	of Reserve	Balance at
	Beginning	Charged to	(Net of	End of
Description	of Year	Expense	Recoveries)(1)	Year
Allowance for Doubtful Accounts
Year Ended March 31, 2002	$2,698	$1,373	$(2,224)	$1,847
Year Ended March 31, 2001	2,763	1,467	(1,532)	2,698
Year Ended March 31, 2000	4,968	—	(2,205)	2,763

Note (1):  Reflects a reclassification of amounts for the year ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Houston, State of Texas on the 23rd day of May 2002.

CONSOLIDATED GRAPHICS, INC.

By:	/s/: JOE R. DAVIS

Joe R. Davis Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/: JOE R. DAVIS	Chief Executive
Joe R. Davis	Officer and Director
	(Principal Executive Officer)	May 23, 2002

/s/: G. CHRISTOPHER COLVILLE	Executive Vice President,
G. Christopher Colville	Chief Financial Officer and Secretary	May 23, 2002
(Principal Financial and Accounting Officer)

LARRY J. ALEXANDER*	Director
Larry J. Alexander

BRADY F. CARRUTH*	Director
Brady F. Carruth

CLARENCE C. COMER*	Director
Clarence C. Comer

GARY L. FORBES*	Director
Gary L. Forbes

JAMES H. LIMMER*	Director
James H. Limmer

HUGH N. WEST*	Director
Hugh N. West

* By: /s/: JOE R. DAVIS
Joe R. Davis		May 23, 2002
Attorney-in-Fact