Form 10-Q
period 2002-06-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2002-08-14
CIK 921500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-24068

CONSOLIDATED GRAPHICS, INC.

(Exact name of Registrant as specified in its charter)

Texas	76-0190827
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5858 Westheimer Road, Suite 200
Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (713) 787-0977

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at July 31, 2002 was 13,213,395.

CONSOLIDATED GRAPHICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	March 31,
	2002	2002
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$9,593	$8,955
Accounts receivable, net	111,468	121,981
Inventories	31,962	32,771
Prepaid expenses	5,670	6,114
Deferred income tax assets	4,754	5,153
Total current assets	163,447	174,974
PROPERTY AND EQUIPMENT, net	289,985	293,831
GOODWILL, net	109,914	199,331
OTHER ASSETS	4,511	8,597
	$567,857	$676,733
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$19,983	$19,877
Accounts payable	31,457	32,068
Accrued liabilities	36,237	37,382
Income taxes payable	1,695	611
Total current liabilities	89,372	89,938
LONG-TERM DEBT, net of current portion	186,996	213,860
DEFERRED INCOME TAX LIABILITIES	54,099	66,337
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 13,213,395 and 13,205,863 issued and outstanding	132	132
Additional paid-in capital	157,695	157,581
Retained earnings	79,563	148,885
Total shareholders’ equity	237,390	306,598
	$567,857	$676,733

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30
	2002	2001

SALES	$176,104	$164,435

COST OF SALES	132,654	120,603

Gross profit	43,450	43,832

SELLING EXPENSES	19,452	17,164

GENERAL AND ADMINISTRATIVE EXPENSES	12,989	12,257

AMORTIZATION OF GOODWILL	—	1,334

Operating income	11,009	13,077

INTEREST EXPENSE, net	2,858	4,610

Income before taxes and accounting change	8,151	8,467

INCOME TAXES	3,097	3,387

Income before accounting change	5,054	5,080

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax	74,376	—

Net income (loss)	$(69,322)	$5,080

BEFORE ACCOUNTING CHANGE

Basic earnings per share	$.38	$.39
Diluted earnings per share	$.37	$.38

AFTER ACCOUNTING CHANGE

Basic earnings per share	$(5.25)	$.39
Diluted earnings per share	$(5.11)	$.38

SHARES USED TO COMPUTE EARNINGS PER SHARE

Basic	13,209	13,025
Diluted	13,563	13,258

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30
	2002	2001

OPERATING ACTIVITIES
Net income (loss)	$(69,322)	$5,080
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Cumulative effect of accounting change, net of tax	74,376	—
Depreciation and amortization	9,134	10,260
Deferred income tax provision	3,540	532
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	14,443	(1,615)
Inventories	1,268	(513)
Prepaid expenses	456	(631)
Other assets	1,824	3
Accounts payable and accrued liabilities	(1,319)	(3,788)
Income taxes payable	1,084	2,852
Net cash provided by operating activities	35,484	12,180

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(4,338)	(1,476)
Purchases of property and equipment	(4,374)	(3,071)
Proceeds from asset dispositions	510	1,064
Net cash used in investing activities	(8,202)	(3,483)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	418	1,854
Payments on bank credit facilities	(25,031)	(11,313)
Payments on long-term debt	(2,145)	(2,126)
Proceeds from exercise of stock options	114	337
Net cash used in financing activities	(26,644)	(11,248)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	638	(2,551)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,955	8,667
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,593	$6,116

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively, the “Company”).  All intercompany accounts and transactions have been eliminated.  Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included.  Operating results for the three months ended June 30, 2002 are not necessarily indicative of future operating results.  Balance sheet information as of March 31, 2002 has been derived from the 2002 annual audited consolidated financial statements of the Company.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission in May 2002.

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options outstanding.

The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions.  The following is a summary of total cash paid (received) for interest and income taxes:

	Three Months Ended June 30
	2002	2001
Cash Paid (Received) for:
Interest	$2,891	$4,444
Income taxes	(2,880)	3

2.  ACCOUNTING CHANGE

Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires companies to discontinue amortizing goodwill and perform annual impairment tests to determine if the remaining balance of goodwill or other intangible assets should be reduced to estimated fair values.   Prior to its adoption of SFAS No. 142, the Company periodically evaluated whether the remaining balance of goodwill was recoverable by assessing current and future levels of income and cash flows on an undiscounted basis, as well as other factors, such as business trends and general market conditions, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

As of April 1, 2002, net goodwill balances attributable to each of the Company’s reporting units were tested for impairment by comparing the fair value of each reporting unit to its carrying value.  Under SFAS No. 142, fair value was determined using capitalization of earnings estimates and market valuation multiples for each reporting unit. Based on these impairment tests as of April 1, 2002, the Company recognized a transitional impairment charge of $74,376, net of tax benefit totaling $15,379, which is reflected as a cumulative effect of accounting change in the accompanying consolidated income statements.

The following unaudited pro forma financial data for the three months ended June 30, 2002 and 2001, are presented as if the provisions of SFAS No. 142 had been in effect for all periods presented:

	Three Months Ended June 30
	2002	2001

Net income (loss) as reported	$(69,322)	$5,080
Add: cumulative effect of accounting change, net of tax	74,376	—
Add: goodwill amortization	—	1,334
Less: tax benefit of deductible goodwill amortization	—	(169)
Adjusted pro forma net income	$5,054	$6,245

Basic Earnings Per Share:
Net income (loss) as reported	$(5.25)	$.39
Add: cumulative effect of accounting change, net of tax	5.63	—
Add: goodwill amortization	—	.10
Less: tax benefit of deductible goodwill amortization	—	(.01)
Adjusted pro forma net income	$.38	$.48

Diluted Earnings Per Share:
Net income (loss) as reported	$(5.11)	$.38
Add: cumulative effect of accounting change, net of tax	5.48	—
Add: goodwill amortization	—	.10
Less: tax benefit of deductible goodwill amortization	—	(.01)
Adjusted pro forma net income	$.37	$.47

3.  ACQUISITIONS

During the three months ended June 30, 2002, the Company acquired the assets of S&S Graphics of Laurel, Maryland.  To complete this acquisition, the Company paid cash totaling $3,505.  The allocation of the purchase price of the business acquired included current assets of $3,627 and property and equipment of $917, less current liabilities of $1,039.  Additionally, to satisfy certain liabilities of acquired businesses or pursuant to earnout agreements, the Company paid cash of $833 during the three months ended June 30, 2002.

4.  LONG-TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	June 30,	March 31,
	2002	2002
Bank credit facilities	$124,668	$149,281
Term equipment notes	71,651	73,708
Other	10,660	10,748
	206,979	233,737
Less current portion	(19,983)	(19,877)
	$186,996	$213,860

The Company entered into a five-year $225,000 senior secured credit facility (the “Bank Credit Facility”) with eleven banks in December 2000.  The Bank Credit Facility is composed of a $50,000 five-year term loan (the “Term Loan”), of which $32,500 was outstanding at June 30, 2002, and a $175,000 five-year revolving credit line (the “Revolving Line”), of which $89,000 was outstanding at June 30, 2002.  The Term Loan requires quarterly payments of $2,500 each through September 30, 2005.

The proceeds of the Bank Credit Facility can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes, and subject to certain restrictions, repurchase the Company’s common stock.  Borrowings outstanding under the Bank Credit Facility are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financing.  Borrowings under the Bank Credit Facility accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to 1.00%.  The Company is also required to pay a commitment fee on available but unused amounts ranging from .275% to ..375% annually.  The interest rate margin and the commitment fee are based upon the Company’s ratio of Funded Debt to Pro Forma Consolidated EBITDA, as defined, redetermined quarterly.  On June 30, 2002, borrowings outstanding under the Term Loan and the Revolving Line accrued interest at a weighted average rate of 4.16%.

The Company is subject to certain covenants and restrictions and must meet certain financial tests as defined in the Bank Credit Facility.  The Company was in compliance with these covenants and financial tests at June 30, 2002.  The Company obtained an amendment to its Bank Credit Facility which specifically provided that the goodwill impairment charge (see Note 2. Accounting Change) would not impact compliance with these covenants.

In addition, the Company entered into an auxiliary revolving credit facility (the “Auxiliary Bank Facility”) with a commercial bank expiring in February 2003.  The Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. At June 30, 2002, borrowings outstanding under the Auxiliary Bank Facility totaled $3,168 and accrued interest at 3.84%.

The term equipment notes consist primarily of term notes payable pursuant to printing equipment purchase and financing agreements between the Company and two printing equipment manufacturers. The agreements provide for fixed monthly payments over periods of either five or ten years and are secured by the purchased equipment. At June 30, 2002, outstanding borrowings under these agreements totaled $67,020 and  accrued interest at a weighted average rate of 7.76%. The remaining balance of term equipment notes totaling $4,631 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of these equipment notes; however, the Bank Credit Facility places certain limitations on the amount of additional term note obligations the Company may incur in the future.

The Company’s remaining debt obligations consist of a promissory note totaling $5,172, industrial revenue bonds totaling $4,810 and various other debt obligations totaling $678.  The Company does not have any significant financial covenants or restrictions associated with these debt obligations.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 145, Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002.  SFAS No. 145 amends existing authoritative pronouncements to make various technical corrections, clarify meanings, and describe their applicability under changed conditions.  This statement requires that gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  Management does not believe that the adoption of SFAS No. 145 will have a material impact on its financial position or results of operations.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002 and must be adopted in fiscal years beginning after December 29, 2002.  SFAS No. 146 requires that exit or disposal costs be recorded when they are incurred.  The exit costs may be measured at fair value and the liability may be adjusted for changes in estimated cash flows.  Management does not believe that the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

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

The following discussion of the financial condition and performance of the Company should be read in conjunction with the consolidated financial statements included herein and the consolidated financial statements and related notes and other detailed information regarding the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 and other reports filed by the Company with the Securities and Exchange Commission.  Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003 or any periods thereafter.

Overview

Our Company is a leading national provider of commercial printing services with 66 printing facilities in 25 states and is recognized as the largest sheet-fed and half-web commercial printing company in the United States.  We are focused on adding value to our operating companies by providing the financial and operational strengths, management support and technological advantages associated with a national organization.  Our strategy currently includes the following initiatives to generate sales and profit growth:

•     Internal Sales Growth — In the midst of prevailing difficult industry conditions, we are seeking to use our competitive advantages to expand market share. We continue to pursue additional experienced sales professionals, invest in new equipment and technology, expand our national accounts program and develop complementary, value-added services.

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

Most of our sales are generated by individual orders through commissioned sales personnel and, in some cases, pursuant to long-term contracts.  We recognize revenue from these orders when we deliver the ordered products.  To a large extent, continued engagement of our Company by our customers for successive jobs depends upon the customer’s on-going satisfaction with the quality of services we provide. As such it is difficult for us to predict the number, size and profitability of printing jobs that we expect to produce for more than a few weeks in advance.

Our cost of sales mainly consists of raw materials consumed in the printing process, as well as labor and outside services.  Paper cost is the largest component of our materials cost; however, fluctuations in paper prices generally do not significantly impact our operating margins because any changes in paper pricing are generally passed on by our printing businesses.  Additionally, our cost of sales includes maintenance, repair, rental and insurance costs associated with operating our facilities and equipment, along with depreciation charges.

Our selling expenses generally include the salary and commissions paid to our sales professionals or third-party sales agents, along with promotional, travel and entertainment costs.  Our general and administrative expenses generally include the salary and benefits paid to support personnel at our printing businesses and our corporate staff.  These expenses also include office rent and utilities, communications expenses and professional fees.

Results of Operations

The following table sets forth the Company’s historical consolidated income statements for the periods indicated:

			As a Percentage of Sales
	Three Months Ended June 30		Three Months Ended June 30
	2002	2001	2002	2001
	(In millions)
Sales	$176.1	$164.4	100.0%	100.0%
Cost of sales	132.7	120.6	75.3	73.3
Gross profit	43.4	43.8	24.7	26.7
Selling expenses	19.5	17.1	11.0	10.4
General and administrative expenses	12.9	12.3	7.4	7.5
Amortization of goodwill	—	1.3	—	.8
Operating income	11.0	13.1	6.3	8.0
Interest expense, net	2.9	4.6	1.7	2.8
Income before taxes and accounting change	8.1	8.5	4.6	5.2
Income taxes	3.0	3.4	1.7	2.1
Income before accounting change	$5.1	$5.1	2.9%	3.1%

Quarter Ended June 30, 2002 Compared with Quarter Ended June 30, 2001

Our sales increased 7% to $176.1 million primarily due to the incremental impact of three businesses acquired during the quarter ended March 31, 2002 and one business acquired during the quarter ended June 30, 2002.  Further, our sales increase demonstrates the initial return on our efforts to expand market share through our recruiting program for experienced sales professionals.

Our gross profit margin decreased to 24.7% from 26.7% a year ago, reflecting continued pricing pressures caused by the current economic weakness and prevailing negative industry conditions.  Further, the profit margins of acquired businesses generally are lower than our Company’s historical average and typically improve over time as we work with the management of the acquired businesses to implement cost savings strategies and other operating best practices.

The increase in selling expenses to 11.0% of sales, as compared to 10.4% last year, is attributable to our continued investments in recruiting and hiring new sales professionals, coupled with our ongoing marketing efforts to promote our extensive printing capabilities and complementary services, particularly those available through CGXmedia.

Our general and administrative costs increased 6% to $13.0 million due primarily to the incremental impact of the recently acquired businesses.  However, as a percentage of sales, general and administrative costs for the current quarter improved slightly to 7.4% as compared to 7.5% last year (excluding amortization of goodwill recorded in the prior comparable period).

Our interest expense has declined 38% to $2.9 million and reflects lower borrowings outstanding under our variable-rate bank credit facility, coupled with a more favorable interest rate environment as compared to the same period a year ago.

Effective April 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS) No. 142 which required us to perform a series of transitional impairment tests pertaining to the valuation of our outstanding goodwill balance, which totaled $199.3 million as of March 31, 2002.  Pursuant to the adoption of SFAS No. 142, we determined that an after-tax impairment charge of $74.4 million was required, and such charge has been classified as the cumulative effect of an accounting change as provided for by the new accounting standard.  Further, under SFAS No. 142, we are no longer required to amortize the remaining outstanding goodwill balance, but are required to perform annual impairment tests to determine if the remaining balance of goodwill should be reduced to estimated fair values.  As a result of discontinuing goodwill amortization, we reduced our overall effective tax rate to 38% in the current quarter from 40% in the prior year.  The higher tax rate of 40% in fiscal 2002 was necessary to provide for the effect of the portion of goodwill amortization that was not deductible for tax purposes.

Liquidity and Capital Resources

Sources and Uses of Cash

Our Company’s historical sources of cash have primarily been cash provided by operations or borrowings under our bank credit facilities.  Our Company’s historical uses of cash have been for capital expenditures, acquisitions of printing businesses and payment of principal and interest on outstanding debt obligations.  Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our consolidated statements of cash flows and notes thereto included in Item 1.  Financial Statements:

	Three Months Ended June 30
	2002	2001
	(In millions)
Net cash provided by operating activities	$35.5	$12.2
Acquisitions of businesses	(4.3)	(1.5)
Other capital expenditures	(4.4)	(3.1)
Net repayments under bank credit facilities	(24.6)	(9.5)
Payments on term equipment notes and other debt	(2.1)	(2.1)

Additionally, our cash position, working capital and debt obligations are shown below for the periods indicated and should be read in conjunction with our consolidated balance sheets and notes thereto included in Item 1. Financial Statements:

	June 30,	March 31,
	2002	2002
	(In millions)
Cash and cash equivalents	$9.6	$9.0
Working capital	74.1	85.0
Total debt obligations	207.0	233.7

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

Debt Obligations

We entered into a five-year $225.0 million senior secured credit facility (the “Bank Credit Facility”) with eleven banks in December 2000.  The Bank Credit Facility is composed of a $50.0 million five-year term loan (the “Term Loan”), of which $32.5 million was outstanding at June 30, 2002, and a $175.0 million five-year revolving credit line (the “Revolving Line”), of which $89.0 million was outstanding at June 30, 2002.  The Term Loan requires quarterly payments of $2.5 million each through September 30, 2005.

The proceeds of the Bank Credit Facility can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock.  Borrowings outstanding under the Bank Credit Facility are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings.  Borrowings under the Bank Credit Facility accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to 1.00%. We are also required to pay a commitment fee on available but unused amounts ranging from .275% to .375% annually.  The interest rate margin and the commitment fee are based upon our ratio of Funded Debt to Pro Forma Consolidated EBITDA, as defined, redetermined quarterly. On June 30,

2002, borrowings outstanding under the Term Loan and the Revolving Line accrued interest at a weighted average rate of 4.16%.

Our Company is subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Bank Credit Facility. We were in compliance with these covenants and financial tests at June 30, 2002.  The Company obtained an amendment to its Bank Credit Facility which specifically provided that the goodwill impairment charge (see Note 2. Accounting Change) would not impact compliance with these covenants.

In addition, we entered into an auxiliary revolving credit facility (the “Auxiliary Bank Facility”) with a commercial bank expiring in February 2003. This Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million. At June 30, 2002, borrowings outstanding under the Auxiliary Facility totaled $3.2 million and accrued interest at a rate of 3.84%.

We have agreements with two printing equipment manufacturers, pursuant to which we receive certain volume purchase incentives and long-term financing options with respect to our purchases of printing presses and other equipment. At June 30, 2002, outstanding borrowings under these agreements totaled $67.0 million and accrued interest at a weighted average rate of 7.76%.  The agreements provide for fixed monthly payments over periods of either five or ten years and are secured by the purchased equipment.  We have additional term equipment notes totaling $4.6 million, which primarily consist of various secured debt obligations we assumed in connection with certain prior year acquisitions. We are not subject to any significant financial covenants in connection with these term equipment notes; however, the Bank Credit Facility places certain limitations on the amount of additional term note obligations we may incur in the future.

Our other debt obligations consist of a promissory note totaling $5.2 million, industrial revenue bonds totaling $4.8 million and various other debt obligations totaling $.7 million.  We do not have any significant financial covenants or restrictions associated with these debt obligations.

Other Commitments

We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $40.0 million as of June 30, 2002.

In connection with our assumption of obligations under outstanding industrial revenue bonds related to the acquisition of two printing businesses, which are reflected as outstanding debt obligations in our consolidated financial statements, we had two letters of credit outstanding for a combined total of $5.5 million as of June 30, 2002.  These letters of credit were issued pursuant to the terms of our Bank Credit Facility, which expires in December 2005, and we may be required to obtain replacement letters of credit at that time.

We have entered into earnout agreements in connection with certain prior year acquisitions.  If the acquired printing businesses generate operating profits in excess of pre-determined targets, we may be obligated to issue additional shares of our common stock or make additional cash payments. As of June 30, 2002, we were contingently obligated through fiscal 2005 to issue up to 61,053 shares of our common stock and make additional cash payments of up to $7.0 million for all periods in the aggregate.  Based on current operating levels, we expect that the issuance of shares and actual payments pursuant to these obligations will be substantially less than the maximum amounts indicated.

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

We maintain an allowance for doubtful accounts as deemed necessary based upon expected collectibility of accounts receivable.  We exercise judgment in determining the valuation and useful lives of our long-lived assets, primarily property/equipment and goodwill.  We also determine the realization of long-lived assets by assessing the future cash flows and income from such assets on an undiscounted basis, as well as other factors such as business trends and general economic conditions.  We are self-insured for the majority of our workers’ compensation costs and group health insurance costs, and we rely on claims experience and the advice of our administrators and consulting actuaries in determining an adequate liability for self-insurance claims.  Finally, we utilize certain estimates and assumptions in our determination and allocation of the purchase price for acquisitions and in determining accruals for current and deferred income taxes.

Recent Accounting Pronouncements

SFAS No. 145, Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002.  SFAS No. 145 amends existing authoritative pronouncements to make various technical corrections, clarify meanings, and describe their applicability under changed conditions.  This statement requires that gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  Management does not believe that the adoption of SFAS No. 145 will have a material impact on its financial position or results of operations.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002 and must be adopted in fiscal years beginning after December 29, 2002.  SFAS No. 146 requires that exit or disposal costs be recorded when they are incurred.  The exit costs may be measured at fair value and the liability may be adjusted for changes in estimated cash flows.  Management does not believe that the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.  We do not hold or utilize derivative financial instruments which could expose our Company to significant market risk.  However, we are exposed to market risk for changes in interest rates related primarily to our bank credit facilities.  As of June 30, 2002, there were no material changes in our market risk or the estimated fair value of our  debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

CONSOLIDATED GRAPHICS, INC.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, our Company is involved in litigation relating to claims arising out of its operations in the normal course of business. We maintain insurance coverage against potential claims in an amount which we believe to be adequate.  Currently, we are not aware of any legal proceedings or claims pending against our Company that our management believes will have a material adverse effect on our financial position or results of operations.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Previously reported on Form 8-K, filed July 29, 2002.

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

 * 3.5                    Amendments to the By-Laws of the Company on December 15, 1999 (Consolidated Graphics, Inc. Form

8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 3.2).

 * 4.1                    Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998) SEC File No. 0-24068, Exhibit 4.1).

 * 4.2                    Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc Form 8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 4.1).

* Incorporated by reference

(b)            Reports on Form 8-K:

1)              Form 8-K, filed April 24, 2002 in connection with the press release announcing the Company’s fiscal 2002 fourth quarter and year end results.

2)              Form 8-K, filed May 31, 2002 in connection with the press release announcing the Company’s signing a definitive agreement to acquire S & S Graphics.

3)              Form 8-K, filed June 26, 2002 in connection with the press release announcing the completion of the acquisition of S & S Graphics and the resignation of Charles F. White, President and Chief Operating Officer.

4)              Form 8-K, filed July 16, 2002 in connection with the announcement of a change in the Company’s independent public accountant.

5)              Form 8-K, filed July 29, 2002 in connection with the press release announcing the Company’s fiscal 2003 first quarter results and the announcement of the results of the Company’s Annual Meeting of Shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.

Dated: August 14, 2002	By:	/s/ G. Christopher Colville
G. Christopher Colville
Executive Vice President,
Chief Financial and Accounting
Officer and Secretary