Form 10-Q
period 2002-09-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2002-11-15
CIK 921500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes ☒   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Yes ☐   No ☒

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at October 31, 2002 was 13,304,485.

CONSOLIDATED GRAPHICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2002	March 31, 2002
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,307	$8,955
Accounts receivable, net	114,267	121,981
Inventories	33,326	32,771
Prepaid expenses	5,032	6,114
Deferred income tax assets	4,693	5,153
Total current assets	169,625	174,974
PROPERTY AND EQUIPMENT, net	284,888	293,831
GOODWILL, net	110,170	199,331
OTHER ASSETS	5,237	8,597
	$569,920	$676,733
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$19,932	$19,877
Accounts payable	32,197	32,068
Accrued liabilities	40,782	37,382
Income taxes payable	289	611
Total current liabilities	93,200	89,938
LONG-TERM DEBT, net of current portion	178,757	213,860
DEFERRED INCOME TAX LIABILITIES	55,110	66,337
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 13,219,550 and 13,205,863 issued and outstanding	132	132
Additional paid-in capital	157,774	157,581
Retained earnings	84,947	148,885
Total shareholders’ equity	242,853	306,598
	$569,920	$676,733

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2002	2001	2002	2001

SALES	$181,774	$160,157	$357,878	$324,592

COST OF SALES	137,762	118,279	270,416	238,882

Gross profit	44,012	41,878	87,462	85,710

SELLING EXPENSES	19,660	16,897	39,112	34,061

GENERAL AND ADMINISTRATIVE EXPENSES	12,935	12,315	25,924	24,572

AMORTIZATION OF GOODWILL	—	1,345	—	2,679

Operating income	11,417	11,321	22,426	24,398

INTEREST EXPENSE, net	2,732	4,154	5,590	8,764

Income before taxes and accounting change	8,685	7,167	16,836	15,634

INCOME TAXES	3,300	2,867	6,398	6,254

Income before accounting change	5,385	4,300	10,438	9,380

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax	—	—	74,376	—

Net income (loss)	$5,385	$4,300	$(63,938)	$9,380

BEFORE ACCOUNTING CHANGE

Basic earnings per share	$.41	$.33	$.79	$.72
Diluted earnings per share	$.40	$.32	$.77	$.70

AFTER ACCOUNTING CHANGE

Basic earnings per share	$.41	$.33	$(4.84)	$.72
Diluted earnings per share	$.40	$.32	$(4.73)	$.70

SHARES USED TO COMPUTE EARNINGS PER SHARE

Basic	13,215	13,058	13,212	13,054
Diluted	13,465	13,438	13,528	13,334

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30
	2002	2001

OPERATING ACTIVITIES
Net income (loss)	$(63,938)	$9,380
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Cumulative effect of accounting change, net of tax	74,376	—
Depreciation and amortization	17,925	20,832
Deferred income tax provision	4,612	(164)
Changes in assets and liabilities, net of effects of acquisitions-
Accounts receivable, net	11,644	3,118
Inventories	(96)	491
Prepaid expenses	1,094	(1,143)
Other assets	970	(301)
Accounts payable and accrued liabilities	4,018	(8,571)
Income taxes payable	(322)	4,662
Net cash provided by operating activities	50,283	28,304

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(5,396)	(2,321)
Purchases of property and equipment	(7,231)	(7,485)
Proceeds from asset dispositions	551	1,650
Net cash used in investing activities	(12,076)	(8,156)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	5,992	10,124
Payments on bank credit facilities	(36,560)	(28,871)
Payments on long-term debt	(4,480)	(4,482)
Proceeds from exercise of stock options	193	1,264
Net cash used in financing activities	(34,855)	(21,965)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,352	(1,817)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,955	8,667
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,307	$6,850

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively, the “Company”).  All intercompany accounts and transactions have been eliminated.  Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included.  Operating results for the six months ended September 30, 2002 are not necessarily indicative of future operating results.  Balance sheet information as of March 31, 2002 has been derived from the 2002 annual audited consolidated financial statements of the Company.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission in May 2002.

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options outstanding.

The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions.  The following is a summary of total cash paid for interest and income taxes, net of refunds:

	Six Months Ended September 30
	2002	2001
Cash Paid for:
Interest	$5,697	$8,651
Income taxes	739	2,465

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

As of April 1, 2002, net goodwill balances attributable to each of the Company’s reporting units were tested for impairment by comparing the fair value of each reporting unit to its carrying value.  Under SFAS No. 142, fair value was determined using capitalization of earnings estimates and market valuation multiples for each reporting unit.  Based on these impairment tests as of April 1, 2002, the Company recognized a transitional impairment charge of $74,376, net of tax benefit totaling $15,379, which is reflected as a cumulative effect of accounting change in the accompanying consolidated income statement.

The following unaudited pro forma financial data for the six months ended September 30, 2002 and 2001, are presented as if the provisions of SFAS No. 142 had been in effect for all periods presented:

	Six Months Ended September 30
	2002	2001

Net income (loss) as reported	$(63,938)	$9,380
Add: cumulative effect of accounting change, net of tax	74,376	—
Add: goodwill amortization	—	2,679
Less: tax benefit of deductible goodwill amortization	—	(339)
Adjusted pro forma net income	$10,438	$11,720

Basic Earnings Per Share:
Net income (loss) as reported	$(4.84)	$.72
Add: cumulative effect of accounting change, net of tax	5.63	—
Add: goodwill amortization	—	.21
Less: tax benefit of deductible goodwill amortization	—	(.03)
Adjusted pro forma net income	$.79	$.90

Diluted Earnings Per Share:
Net income (loss) as reported	$(4.73)	$.70
Add: cumulative effect of accounting change, net of tax	5.50	—
Add: goodwill amortization	—	.20
Less: tax benefit of deductible goodwill amortization	—	(.02)
Adjusted pro forma net income	$.77	$.88

3.  ACQUISITIONS

During the six months ended September 30, 2002, the Company acquired the business and assets of two companies located near Baltimore, Maryland, one of which was immediately merged into another existing operation of the Company. To complete these acquisitions, the Company paid cash totaling $4,205. The allocation of the purchase price of the businesses acquired included current assets of $3,627, property and equipment of $1,012 and other assets of $655, less current liabilities of $1,089. Additionally, to satisfy certain liabilities of acquired businesses or pursuant to earnout agreements, the Company paid cash of $1,191 during the six months ended September 30, 2002.

4.  LONG-TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	September 30, 2002	March 31, 2002
Bank credit facilities	$118,713	$149,281
Term equipment notes	69,560	73,708
Other	10,416	10,748
	198,689	233,737
Less current portion	(19,932)	(19,877)
	$178,757	$213,860

The Company entered into a five-year $225,000 senior secured credit facility (the “Bank Credit Facility”) with eleven banks in December 2000.  The Bank Credit Facility is composed of a $50,000 five-year term loan (the “Term Loan”), of which $30,000 was outstanding at September 30, 2002, and a $175,000 five-year revolving credit line (the “Revolving Line”), of which $85,000 was outstanding at September 30, 2002.  The Term Loan requires quarterly payments of $2,500 each through September 30, 2005.

The proceeds of the Bank Credit Facility can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes, and subject to certain restrictions, repurchase the Company’s common stock.  Borrowings outstanding under the Bank Credit Facility are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financing.  Borrowings under the Bank Credit Facility accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to 1.00%.  The Company is also required to pay a commitment fee on available but unused amounts ranging from .275% to ..375% annually.  The interest rate margin and the commitment fee are based upon the Company’s ratio of Funded Debt to Pro Forma Consolidated EBITDA, as defined, redetermined quarterly.  On September 30, 2002, borrowings outstanding under the Term Loan and the Revolving Line accrued interest at a weighted average rate of 3.96%.

The Company is subject to certain covenants and restrictions and must meet certain financial tests as defined in the Bank Credit Facility.  The Company was in compliance with these covenants and financial tests at September 30, 2002.  The Company obtained an amendment to its Bank Credit Facility which specifically provided that the goodwill impairment charge (see Note 2. Accounting Change) would not impact compliance with these covenants.

In addition, the Company entered into an auxiliary revolving credit facility (the “Auxiliary Bank Facility”) with a commercial bank expiring in February 2003.  The Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. At September 30, 2002, borrowings outstanding under the Auxiliary Bank Facility totaled $3,713 and accrued interest at 3.57%.

The term equipment notes consist primarily of term notes payable pursuant to printing equipment purchase and financing agreements between the Company and two printing equipment manufacturers. The agreements provide for fixed monthly payments over periods of either five or ten years and are secured by the purchased equipment. At September 30, 2002, outstanding borrowings under these agreements totaled $65,182 and accrued interest at a weighted average rate of 7.76%. The remaining balance of term equipment notes totaling $4,378 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of these equipment notes; however, the Bank Credit Facility places certain limitations on the amount of additional term note obligations the Company may incur in the future.

Subsequent to September 30, 2002, the Company issued an aggregate principal amount of $34,600 in term notes to various banks (the “Bank Term Notes”) and utilized the proceeds thereof to retire certain of the outstanding term equipment notes discussed above.  Borrowings under the Bank Term Notes are secured by the equipment subject to the refinancing.  The Bank Term Notes accrue interest at a fixed rate of 5.92% and provide for fixed monthly payments, ending with a balloon payment upon maturity, in November 2007.

The Company’s remaining debt obligations consist of a promissory note totaling $5,197, industrial revenue bonds totaling $4,580 and various other debt obligations totaling $639.  The Company does not have any significant financial covenants or restrictions associated with these debt obligations.

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

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002 and is effective for exit or disposal activities that are initiated after December 31, 2002.  SFAS No. 146 requires that exit or disposal costs be recorded when they are incurred.  The exit costs may be measured at fair value and the liability may be adjusted for changes in estimated cash flows.  Management does not believe that the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking information.  Readers are cautioned that such information involves known and unknown risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which limit the ability of our Company to maintain or improve its operating results and acquire additional printing businesses.  Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included herein will prove to be accurate.  The inclusion of such information should not be regarded as a representation by us or any other persons that our objectives and plans will be achieved.   We expressly disclaim any duty to provide updates to these forward-looking statements, assumptions or other factors after the date of this Report  on Form 10-Q to reflect the occurrence of events or circumstances or changes in expectations.

The following discussion of the financial condition and performance of our Company should be read in conjunction with the consolidated financial statements included herein and the consolidated financial statements and related notes and other detailed information regarding our Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 and other reports filed by us with the Securities and Exchange Commission.  Operating results for the six months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003 or any periods thereafter.

Overview

Our Company is a leading national provider of commercial printing services with 66 printing facilities in 25 states and is recognized as the largest sheet-fed and half-web commercial printing company in the United States.  We are focused on adding value to our operating companies by providing the financial and operational strengths, management support and technological advantages associated with a national organization.  Our strategy currently includes the following initiatives to generate sales and profit growth:

•         Internal Sales Growth  – In the midst of prevailing difficult industry conditions, we are seeking to use our competitive advantages to expand market share. We continue to pursue additional experienced sales professionals, invest in new equipment and technology, expand our national accounts program and develop complementary, value-added services.

•         Disciplined Acquisition Program – We selectively pursue opportunities to acquire well-managed printing businesses at reasonable prices.

•         Cost Savings – Because of our size and national presence, we leverage our economies of scale to purchase supplies and equipment at preferential prices, and centralize various administrative services to generate cost savings.

•         Best Practices/Benchmarking – We provide a forum for our printing businesses to share their knowledge of technical processes and their best practices with one another, as well as benchmark financial and operational data to help our printing businesses identify and respond to changes in operating trends.

•         Leadership Development – Through our unique Leadership Development Program, we develop talent for future sales and management positions at our printing businesses.

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

Results of Operations

The following tables set forth the Company’s historical consolidated income statements for the periods indicated:

	Three Months Ended September 30		Six Months Ended September 30
	2002	2001	2002	2001
	(in millions)		(in millions)
Sales	$181.8	$160.2	$357.9	$324.6
Cost of sales	137.8	118.3	270.4	238.9
Gross profit	44.0	41.9	87.5	85.7
Selling expenses	19.7	16.9	39.1	34.1
General and administrative expenses	12.9	12.3	26.0	24.6
Amortization of goodwill	—	1.4	—	2.6
Operating income	11.4	11.3	22.4	24.4
Interest expense, net	2.7	4.1	5.6	8.8
Income before taxes and accounting change	8.7	7.2	16.8	15.6
Income taxes	3.3	2.9	6.4	6.2
Income before accounting change	$5.4	$4.3	$10.4	$9.4

The following tables set forth the components of income expressed as a percentage of sales for the periods indicated:

	Three Months Ended September 30		Six Months Ended September 30
	2002	2001	2002	2001
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.8	73.9	75.6	73.6
Gross profit	24.2	26.1	24.4	26.4
Selling expenses	10.8	10.5	10.9	10.5
General and administrative expenses	7.1	7.7	7.2	7.6
Amortization of goodwill	—	.8	—	.8
Operating income	6.3	7.1	6.3	7.5
Interest expense, net	1.5	2.6	1.6	2.7
Income before taxes and accounting change	4.8	4.5	4.7	4.8
Income taxes	1.8	1.8	1.8	1.9
Income before accounting change	3.0%	2.7%	2.9%	2.9%

Comparative Analysis of Consolidated Income Statements for the Three and Six Months Ended September 30, 2002 and 2001

Sales for the three months ended September 30, 2002 increased 13% to $181.8 million, and sales for the six months ended September 30, 2002 increased 10% to $357.9 million.  The increase in sales for both the three and six month periods of this fiscal year is primarily due to the incremental impact of three businesses acquired during the quarter ended March 31, 2002 and two businesses acquired during the six-months ended September 30, 2002.  Further, our sales increase demonstrates the initial return on our efforts to expand market share through our recruiting program for experienced sales professionals and our pursuit of national accounts.

Gross profit margin for the three months ended September 30, 2002 declined to 24.2% from 26.1% in the corresponding quarter a year ago, and gross profit margin for the six months ended September 30, 2002 declined to 24.4% from 26.4% in the same period last year.  The gross profit margin decline for both the three and six month periods of this fiscal year reflects continued pricing pressures caused by the current economic weakness and prevailing negative industry conditions.  Further, gross profit margins of acquired businesses generally are lower than our Company’s historical average and typically improve over time as we work with the management of the acquired businesses to implement cost savings strategies and other operating best practices.

Selling expenses for the three months ended September 30, 2002 increased 16% to $19.7 million, and selling expenses for the six months ended September 30, 2002 increased 15% to $39.1 million.  The increase in selling expenses for both the three and six month periods of this fiscal year corresponds to the higher sales levels noted above.  As a percentage of sales, selling expenses for the three months ended September 30, 2002 increased to 10.8% from 10.5% in the corresponding quarter a year ago, and for the six months ended September 30, 2002 increased to 10.9% from 10.5% in the same period last year.  The increase in selling expenses as a percentage of sales for both the three and six month periods of this fiscal year reflects our continued investments in recruiting and hiring new sales professionals, coupled with our ongoing marketing efforts to promote our extensive printing capabilities and complementary services, particularly those available through CGXmedia.

General and administrative expenses for the three months ended September 30, 2002 increased 5% to $12.9 million, and general and administrative expenses for the six months ended September 30, 2002 increased 6% to $26.0 million.  The increase in general and administrative expenses for both the three and six month periods of this fiscal year is primarily due to the incremental impact of our recently acquired businesses.  However, as a percentage of sales, general and administrative expenses for the three months ended September 30, 2002 declined to 7.1% from 7.7% in the corresponding quarter a year ago, and for the six months ended September 30, 2002 declined to 7.2% from 7.6% in the same period last year (excluding amortization of goodwill recorded in the prior comparable periods).  The decline in general and administrative expenses as a percentage of sales for both the three and six month periods of this fiscal year reflects our ability to keep our administrative costs mostly constant while generating higher sales levels as described above.

Interest expense for the three months ended September 30, 2002 decreased 34% to $2.7 million, and interest expense for the six months ended September 30, 2002 decreased 36% to $5.6 million.  The decrease in interest expense for both the three and six month periods of this fiscal year is due to lower borrowings outstanding under our variable-rate bank credit facility, coupled with a more favorable interest rate environment as compared to the same periods last year.

Effective April 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS) No. 142 which required us to perform a series of transitional impairment tests pertaining to the valuation of our outstanding goodwill balance, which totaled $199.3 million as of March 31, 2002.  Pursuant to the adoption of SFAS No. 142, we determined that an after-tax impairment charge of $74.4 million was required, and such charge has been classified as the cumulative effect of an accounting change as provided for by the new accounting standard.  Further, under SFAS No. 142, we are no longer required to amortize the remaining outstanding goodwill balance, but are required to perform annual impairment tests to determine if the remaining balance of goodwill should be reduced to estimated fair values.  As a result of discontinuing goodwill amortization, we reduced our overall effective tax rate for the three and six months ended September 30, 2002 to 38%, as compared to 40% in the same periods last year. The higher tax rate of 40% in fiscal 2002 was necessary to provide for the effect of the portion of goodwill amortization that was not deductible for tax purposes.

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

	Six Months Ended September 30
	2002	2001
	(In millions)
Net cash provided by operating activities	$50.3	$28.3
Acquisitions of businesses	(5.4)	(2.3)
Capital expenditures	(7.2)	(7.5)
Net repayments under bank credit facilities	(30.6)	(18.7)
Payments on term equipment notes and other debt	(4.5)	(4.5)

Additionally, our cash position, working capital and debt obligations are shown below for the periods indicated and should be read in conjunction with our consolidated balance sheets and notes thereto included in Item 1. Financial Statements:

	September 30, 2002	March 31, 2002
	(In millions)
Cash and cash equivalents	$12.3	$9.0
Working capital	76.4	85.0
Total debt obligations	198.7	233.7

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

Debt Obligations

We entered into a five-year $225.0 million senior secured credit facility (the “Bank Credit Facility”) with eleven banks in December 2000.  The Bank Credit Facility is composed of a $50.0 million five-year term loan (the “Term Loan”), of which $30.0 million was outstanding at September 30, 2002, and a $175.0 million five-year revolving credit line (the “Revolving Line”), of which $85.0 million was outstanding at September 30, 2002.  The Term Loan requires quarterly payments of $2.5 million each through September 30, 2005.

The proceeds of the Bank Credit Facility can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock.  Borrowings outstanding under the Bank Credit Facility are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings.  Borrowings under the Bank Credit Facility accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to 1.00%. We are also required to pay a commitment fee on available but unused amounts ranging from .275% to .375% annually.  The interest rate margin and the commitment fee are based upon our ratio of Funded Debt to Pro Forma Consolidated EBITDA, as defined, redetermined quarterly. On September 30, 2002, borrowings outstanding under the Term Loan and the Revolving Line accrued interest at a weighted average rate of 3.96%.

Our Company is subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Bank Credit Facility. We were in compliance with these covenants and financial tests at September 30, 2002.  The Company obtained an amendment to its Bank Credit Facility which specifically provided that the goodwill impairment charge (see Note 2. Accounting Change) would not impact compliance with these covenants.

In addition, we entered into an auxiliary revolving credit facility (the “Auxiliary Bank Facility”) with a commercial bank expiring in February 2003. This Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million. At September 30, 2002, borrowings outstanding under the Auxiliary Facility totaled $3.7 million and accrued interest at a rate of 3.57%.

We have agreements with two printing equipment manufacturers, pursuant to which we receive certain volume purchase incentives and long-term financing options with respect to our purchases of printing presses and other equipment. At September 30, 2002, outstanding borrowings under these agreements totaled $65.2 million and accrued interest at a weighted average rate of 7.76%.  The agreements provide for fixed monthly payments over periods of either five or ten years and are secured by the purchased equipment.  We have additional term equipment notes totaling $4.4 million, which primarily consist of various secured debt obligations we assumed in connection with certain prior year acquisitions. We are not subject to any significant financial covenants in connection with these term equipment notes; however, the Bank Credit Facility places certain limitations on the amount of additional term note obligations we may incur in the future.

Subsequent to September 30, 2002, we issued an aggregate principal amount of $34.6 million in term notes to various banks (the “Bank Term Notes”) and utilized the proceeds thereof to retire certain of the outstanding term equipment notes discussed above.  Borrowings under the Bank Term Notes are secured by the equipment subject to the refinancing.  The Bank Term Notes accrue interest at a fixed rate of 5.92% and provide for fixed monthly payments, ending with a balloon payment upon maturity, in November 2007.  Due to the currently favorable interest rate environment, we are evaluating options to refinance some or all of our remaining term equipment notes; however, there can be no assurance that we will be able to do so on terms acceptable to us.

Our other debt obligations consist of a promissory note totaling $5.2 million, industrial revenue bonds totaling $4.6 million and various other debt obligations totaling $.6 million.  We do not have any significant financial covenants or restrictions associated with these debt obligations.

Other Commitments

We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $42.2 million as of September 30, 2002.

In connection with our assumption of obligations under outstanding industrial revenue bonds related to the acquisition of two printing businesses, which are reflected as outstanding debt obligations in our consolidated financial statements, we had two letters of credit outstanding for a combined total of $4.9 million as of September 30, 2002.  These letters of credit were issued pursuant to the terms of our Bank Credit Facility, which expires in December 2005, and we may be required to obtain replacement letters of credit at that time.

We have entered into earnout agreements in connection with certain prior year acquisitions.  If the acquired printing businesses generate operating profits in excess of pre-determined targets, we may be obligated to issue additional shares of our common stock or make additional cash payments. As of September 30, 2002, we were contingently obligated through fiscal 2005 to issue up to 45,584 shares of our common stock and make additional cash payments of up to $6.6 million for all periods in the aggregate.  Based on current operating levels, we expect that the issuance of shares and actual payments pursuant to these obligations will be substantially less than the maximum amounts indicated.

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

We maintain an allowance for doubtful accounts as deemed necessary based upon expected collectibility of accounts receivable.  We exercise judgment in determining the valuation and useful lives of our long-lived assets, primarily property/equipment and goodwill.  We also determine the realization of long-lived assets by assessing the future cash flows and income from such assets on an undiscounted basis, as well as other factors such as business trends and general economic conditions.  We are self-insured up to specified limits for the majority of our workers’ compensation costs and group health insurance costs, and we rely on claims experience and the advice of our administrators and consulting actuaries in determining an adequate liability for self-insurance claims.  Finally, we utilize certain estimates and assumptions in our determination and allocation of the purchase price for acquisitions and in determining accruals for current and deferred income taxes.

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

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002 and is effective for exit or disposal activities that are initiated after December 31, 2002.  SFAS No. 146 requires that exit or disposal costs be recorded when they are incurred.  The exit costs may be measured at fair value and the liability may be adjusted for changes in estimated cash flows.  Management does not believe that the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.  We do not hold or utilize derivative financial instruments which could expose our Company to significant market risk.  However, we are exposed to market risk for changes in interest rates related primarily to our debt obligations, which includes borrowings under our bank credit facilities, various term equipment notes and other debt obligations.  As of September 30, 2002, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

ITEM 4.  Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-4(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date (“Evaluation Date”) within 90 days prior to the filing date of this quarterly report.  Based on such evaluation, our CEO and CFO have each concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

Consolidated Graphics, Inc.

PART II – OTHER INFORMATION

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

* Incorporated by reference

(b)            Reports on Form 8-K:

1)	Form 8-K, filed July 16, 2002 in connection with the announcement of a change in the Company’s independent public accountant.
2)

Form 8-K, filed July 29, 2002 in connection with the press release announcing the Company’s fiscal 2003 first quarter results and the announcement of the results of the Company’s Annual Meeting of Shareholders.

3)

Form 8-K, filed August 15, 2002 in connection with the announcement of the Company’s submission to the Securities and Exchange Commission of the certifications of its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4)	Form, 8-K, filed October 23, 2002 in connection with the press release announcing the Company’s fiscal 2003 second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.

Dated: November 14, 2002	By:	/s/ G. Christopher Colville
G. Christopher Colville
Executive Vice President, Chief Financial and Accounting Officer and Secretary

CERTIFICATION

I, Joe R. Davis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Consolidated Graphics, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Joe R. Davis
Joe R. Davis,
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, G. Christopher Colville, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Consolidated Graphics, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ G. Christopher Colville
G. Christopher Colville
Executive Vice President, Chief Financial and Accounting Officer and Secretary (Principal Financial and Accounting Officer)