Form 10-Q
period 2002-12-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2003-02-14
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐  No ☒

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at January 31, 2003 was 13,328,647.

CONSOLIDATED GRAPHICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2002	March 31, 2002
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,050	$8,955
Accounts receivable, net	113,018	121,981
Inventories	31,991	32,771
Prepaid expenses	5,586	6,114
Deferred income tax assets	4,631	5,153
Total current assets	162,276	174,974
PROPERTY AND EQUIPMENT, net	281,661	293,831
GOODWILL, net	110,556	199,331
OTHER ASSETS	7,973	8,597
	$562,466	$676,733
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$21,198	$19,877
Accounts payable	32,759	32,068
Accrued liabilities	43,435	37,382
Income taxes payable	50	611
Total current liabilities	97,442	89,938
LONG-TERM DEBT, net of current portion	155,136	213,860
DEFERRED INCOME TAX LIABILITIES	60,079	66,337
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 13,313,956 and 13,205,863 issued and outstanding	134	132
Additional paid-in capital	158,980	157,581
Retained earnings	90,695	148,885
Total shareholders’ equity	249,809	306,598
	$562,466	$676,733

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2002	2001	2002	2001

SALES	$186,296	$153,750	$544,174	$478,342

COST OF SALES	141,444	114,375	411,860	353,257

Gross profit	44,852	39,375	132,314	125,085

SELLING EXPENSES	19,820	16,591	58,931	50,652

GENERAL AND ADMINISTRATIVE EXPENSES	13,333	12,134	39,257	36,706

AMORTIZATION OF GOODWILL	—	1,346	—	4,025

Operating income	11,699	9,304	34,126	33,702

INTEREST EXPENSE, net	2,430	3,347	8,020	12,111

Income before taxes and accounting change	9,269	5,957	26,106	21,591

INCOME TAXES	3,522	2,383	9,920	8,637

Income before accounting change	5,747	3,574	16,186	12,954

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax	—	—	74,376	—

Net income (loss)	$5,747	$3,574	$(58,190)	$12,954

BEFORE ACCOUNTING CHANGE

Basic earnings per share	$.43	$.27	$1.22	$.99
Diluted earnings per share	$.42	$.27	$1.20	$.97

AFTER ACCOUNTING CHANGE

Basic earnings per share	$.43	$.27	$(4.39)	$.99
Diluted earnings per share	$.42	$.27	$(4.31)	$.97

SHARES USED TO COMPUTE EARNINGS PER SHARE

Basic	13,295	13,150	13,245	13,082
Diluted	13,570	13,449	13,505	13,360

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Nine Months Ended December 31
	2002	2001

OPERATING ACTIVITIES
Net income (loss)	$(58,190)	$12,954
Adjustments to reconcile net income (loss) to net cash provided by operating activities –
Cumulative effect of accounting change, net of tax	74,376	—
Depreciation and amortization	27,658	30,329
Deferred income tax provision	9,643	3,696
Changes in assets and liabilities, net of effects of acquisitions-
Accounts receivable, net	12,893	13,123
Inventories	1,239	1,094
Prepaid expenses	540	(1,579)
Other assets	(2,037)	(1,782)
Accounts payable and accrued liabilities	7,005	(3,989)
Income taxes payable	(561)	2,061
Net cash provided by operating activities	72,566	55,907

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(5,554)	(2,880)
Purchases of property and equipment	(9,507)	(10,939)
Proceeds from asset dispositions	626	1,818
Net cash used in investing activities	(14,435)	(12,001)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	9,449	13,277
Payments on bank credit facilities	(64,547)	(52,120)
Payments on long-term debt	(6,339)	(6,668)
Proceeds from exercise of stock options	1,401	1,628
Net cash used in financing activities	(60,036)	(43,883)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,905)	23
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,955	8,667
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,050	$8,690

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively, the “Company”).  All intercompany accounts and transactions have been eliminated.  Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included.  Operating results for the nine months ended December 31, 2002 are not necessarily indicative of future operating results.  Balance sheet information as of March 31, 2002 has been derived from the 2002 annual audited consolidated financial statements of the Company.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission in May 2002.

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options outstanding.

The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions.  The Company issued term notes payable totaling $4,034 (see Note 4. Long-Term Debt) during the nine months ended December 31, 2002 to finance the purchase of certain new equipment.  The following is a summary of total cash paid for interest and income taxes, net of refunds:

	Nine Months Ended December 31
	2002	2001
Cash Paid for:
Interest	$8,200	$12,966
Income taxes	870	2,790

2.  ACCOUNTING CHANGE

Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires companies to discontinue amortizing goodwill and perform annual impairment tests to determine if the remaining balance should be reduced to reflect estimated fair values of its reporting units.   Prior to its adoption of SFAS No. 142, the Company periodically evaluated whether the remaining balance of goodwill was recoverable by assessing current and future levels of income and cash flows on an undiscounted basis, as well as other factors, such as business trends and general market conditions.  The Company determines fair value under SFAS No. 142 using capitalization of earnings estimates and market valuation multiples for each reporting unit.

As of April 1, 2002, net goodwill balances attributable to each of the Company’s reporting units were tested for impairment by comparing the fair value of each reporting unit to its carrying value.  Based on these impairment tests the Company recognized a transitional impairment charge of $74,376, net of deferred tax benefit totaling $15,379, which is reflected as a cumulative effect of accounting change in the accompanying consolidated income statement.

The following unaudited pro forma financial data for the nine months ended December 31, 2002 and 2001, are presented as if the provisions of SFAS No. 142 had been in effect for all periods presented:

	Nine Months Ended December 31
	2002	2001

Net income (loss) as reported	$(58,190)	$12,954
Add: cumulative effect of accounting change, net of tax	74,376	—
Add: goodwill amortization	—	4,025
Less: tax benefit of deductible goodwill amortization	—	(509)
Adjusted pro forma net income	$16,186	$16,470

Basic Earnings Per Share:
Net income (loss) as reported	$(4.39)	$.99
Add: cumulative effect of accounting change, net of tax	5.61	—
Add: goodwill amortization	—	.31
Less: tax benefit of deductible goodwill amortization	—	(.04)
Adjusted pro forma net income	$1.22	$1.26

Diluted Earnings Per Share:
Net income (loss) as reported	$(4.31)	$.97
Add: cumulative effect of accounting change, net of tax	5.51	—
Add: goodwill amortization	—	.30
Less: tax benefit of deductible goodwill amortization	—	(.04)
Adjusted pro forma net income	$1.20	$1.23

In accordance with SFAS No. 142, the Company is required to annually test the remaining balance of goodwill for impairment and intends to test for impairment at the conclusion of each fiscal year.  A number of factors could cause the Company to further impair its goodwill balance. These factors include a decline in the financial performance of an individual reporting unit due to adverse business developments and/or changes in general market conditions.  A decline in market valuation multiples could also impact the test. Subject to the potential impact of these factors, the Company may be required to record additional impairment on certain reporting units when its annual impairment test is conducted as of March 31, 2003.

3.  ACQUISITIONS

During the nine months ended December 31, 2002, the Company acquired the business and assets of two companies located near Baltimore, Maryland, one of which was immediately merged into another existing operation of the Company. To complete these acquisitions, the Company paid cash totaling $4,205.

The allocation of the purchase price of the businesses acquired included current assets of $3,627, property and equipment of $1,012 and other assets of $655, less current liabilities of $1,089. Additionally, to satisfy certain liabilities of acquired businesses or pursuant to earnout agreements, the Company paid cash of $1,349 during the nine months ended December 31, 2002.

4.  LONG-TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	December 31, 2002	March 31, 2002
Bank credit facilities	$94,183	$149,281
Term equipment notes	71,829	73,708
Other	10,322	10,748
	176,334	233,737
Less current portion	(21,198)	(19,877)
	$155,136	$213,860

The Company entered into a five-year $225,000 senior secured credit facility (the “Bank Credit Facility”) with eleven banks in December 2000.  The Bank Credit Facility is composed of a $50,000 five-year term loan (the “Term Loan”), of which $27,500 was outstanding at December 31, 2002, and a $175,000 five-year revolving credit line (the “Revolving Line”), of which $63,000 was outstanding at December 31, 2002.  The Term Loan requires quarterly payments of $2,500 each through September 30, 2005.

The proceeds of the Bank Credit Facility can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes, and subject to certain restrictions, repurchase the Company’s common stock.  Borrowings outstanding under the Bank Credit Facility are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financing.  Borrowings under the Bank Credit Facility accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to 1.00%.  The Company is also required to pay a commitment fee on available but unused amounts ranging from .275% to ..375% annually.  The interest rate margin and the commitment fee are based upon the Company’s ratio of Funded Debt to Pro Forma Consolidated EBITDA, as defined, redetermined quarterly.  On December 31, 2002, borrowings outstanding under the Term Loan and the Revolving Line accrued interest at a weighted average rate of 3.29%.

The Company is subject to certain covenants and restrictions and must meet certain financial tests as defined in the Bank Credit Facility.  The Company was in compliance with these covenants and financial tests at December 31, 2002.  The Company obtained an amendment to its Bank Credit Facility which specifically provided that the transitional goodwill impairment charge (see Note 2. Accounting Change) would not impact compliance with these covenants.

In addition, the Company maintains an auxiliary revolving credit facility (the “Auxiliary Bank Facility”) with a commercial bank expiring in February 2003.  The Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. At December 31, 2002, borrowings outstanding under the Auxiliary Bank Facility totaled $3,683 and accrued interest at 3.13%.  In February 2003, the Auxiliary Bank Facility was extended for a one year period.

The Company’s term equipment notes consist primarily of notes payable pursuant to financing agreements between the Company and various lenders (the “Lender Notes”) and between the Company and two printing equipment manufacturers (the “Equipment Notes”).  During the three months ended December 31, 2002, the Company issued Lender Notes in an aggregate principal amount of $38,472 and utilized the proceeds thereof to retire certain of the outstanding Equipment Notes.  The Lender Notes are secured by the equipment subject to this refinancing.  At December 31, 2002 outstanding borrowings under the Lender Notes totaled $37,647 and accrued interest at a weighted average rate of 5.91%.  The Lender Notes provide for fixed monthly principal payments plus interest over a five-year term, ending with a balloon payment at maturity.  At December 31, 2002 outstanding borrowings under the Equipment Notes totaled $32,009 and accrued interest at a weighted average rate of 6.14%.   The Equipment Notes provide for fixed payments of principal and interest for defined periods of up to ten years from the date of issuance and are secured by the purchased equipment.  The remaining balance of term equipment notes totaling $2,173 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions.  The Company is not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Bank Credit Facility places certain limitations on the amount of additional term note obligations the Company may incur in the future.

The Company’s remaining debt obligations consist of a promissory note totaling $5,223, industrial revenue bonds totaling $4,505 and various other debt obligations totaling $594.  The Company does not have any significant financial covenants or restrictions associated with these debt obligations.

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

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002 and is effective for exit or disposal activities that are initiated after December 31, 2002.  SFAS No. 146 requires that exit or disposal costs be recorded at their fair value when they are incurred.  The Company adopted SFAS No. 146 as of October 1, 2002.  The adoption did not have a material impact on its financial position or results of operations.

SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued in December 2002 and is effective for interim periods beginning after December 15, 2002 and annual periods ending after December 15, 2002.  This statement amends the disclosure requirements and provides additional guidance with respect to certain other provisions of SFAS No. 123, Accounting for Stock-based Compensation.  Management does not believe that the adoption of the additional disclosure requirements of SFAS No. 148 will have a material impact on its financial position or results of operations.

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

The following discussion of the financial condition and performance of our Company should be read in conjunction with the consolidated financial statements included herein and the consolidated financial statements and related notes and other detailed information regarding our Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 and other reports filed by us with the Securities and Exchange Commission.  Operating results for the nine months ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003 or any periods thereafter.

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

Results of Operations

The following tables set forth the Company’s historical consolidated income statements for the periods indicated:

	Three Months Ended December 31		Nine Months Ended December 31
	2002	2001	2002	2001
	(in millions)		(in millions)
Sales	$186.3	$153.8	$544.2	$478.3
Cost of sales	141.5	114.4	411.9	353.2
Gross profit	44.8	39.4	132.3	125.1
Selling expenses	19.8	16.6	58.9	50.7
General and administrative expenses	13.3	12.2	39.3	36.7
Amortization of goodwill	—	1.3	—	4.0
Operating income	11.7	9.3	34.1	33.7
Interest expense, net	2.4	3.3	8.0	12.1
Income before taxes and accounting change	9.3	6.0	26.1	21.6
Income taxes	3.5	2.4	9.9	8.6
Income before accounting change	$5.8	$3.6	$16.2	$13.0

The following tables set forth the components of income expressed as a percentage of sales for the periods indicated:

	Three Months Ended December 31		Nine Months Ended December 31
	2002	2001	2002	2001
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.9	74.4	75.7	73.9
Gross profit	24.1	25.6	24.3	26.1
Selling expenses	10.6	10.8	10.8	10.6
General and administrative expenses	7.2	8.0	7.2	7.7
Amortization of goodwill	—	.8	—	.8
Operating income	6.3	6.0	6.3	7.0
Interest expense, net	1.3	2.2	1.5	2.5
Income before taxes and accounting change	5.0	3.8	4.8	4.5
Income taxes	1.9	1.5	1.8	1.8
Income before accounting change	3.1%	2.3%	3.0%	2.7%

Comparative Analysis of Consolidated Income Statements for the Three and Nine Months Ended December 31, 2002 and 2001

Sales for the three months ended December 31, 2002 increased 21% to $186.3 million, and sales for the nine months ended December 31, 2002 increased 14% to $544.2 million.  The increase in sales for both the three and nine month periods of this fiscal year is primarily due to the incremental impact of three businesses acquired during the quarter ended March 31, 2002 and two businesses acquired during the nine months ended December 31, 2002.  Further, our sales increase demonstrates the initial return on our efforts to expand market share through our recruiting program for experienced sales professionals and our pursuit of national accounts.

Gross profit margin for the three months ended December 31, 2002 declined to 24.1% from 25.6% in the corresponding quarter a year ago, and gross profit margin for the nine months ended December 31, 2002 declined to 24.3% from 26.1% in the same period last year.  The gross profit margin decline for both the three and nine month periods of this fiscal year reflects continued pricing pressures caused by the current economic weakness and prevailing negative industry conditions.  Further, gross profit margins of acquired businesses generally are lower than our Company’s historical average and typically improve over time as we work with the management of the acquired businesses to implement cost savings strategies and other operating best practices.

Selling expenses for the three months ended December 31, 2002 increased 19% to $19.8 million, and selling expenses for the nine months ended December 31, 2002 increased 16% to $58.9 million.  The increase in selling expenses for both the three and nine month periods of this fiscal year corresponds to the higher sales levels noted above.  As a percentage of sales, selling expenses for the three months ended December 31, 2002 decreased to 10.6% from 10.8% in the corresponding quarter a year ago primarily due to a greater mix of non-commissioned sales in the current quarter.  For the nine months ended December 31, 2002, selling expenses as a percentage of sales increased to 10.8% from 10.6% in the same period last year.  This increase reflects our investments in recruiting and hiring new sales professionals and marketing efforts to promote our extensive printing capabilities and complementary services.

General and administrative expenses for the three months ended December 31, 2002 increased 10% to $13.3 million, and general and administrative expenses for the nine months ended December 31, 2002 increased 7% to $39.3 million.  The increase in general and administrative expenses for both the three and nine month periods of this fiscal year is primarily due to the incremental impact of our recently acquired businesses.  As a percentage of sales, general and administrative expenses for the three months ended December 31, 2002 declined to 7.2% from 8.0% in the corresponding quarter a year ago and for the nine months ended December 31, 2002 declined to 7.2% from 7.7% in the same period last year (excluding amortization of goodwill recorded in the prior comparable periods).   The decline in general and administrative expenses as a percentage of sales for both the three and nine month periods of this fiscal year reflects our efforts to control our administrative costs and thereby leverage the higher sales levels described above.

Interest expense for the three months ended December 31, 2002 decreased 27% to $2.4 million, and interest expense for the nine months ended December 31, 2002 decreased 34% to $8.0 million.  The decrease in interest expense for both the three and nine month periods of this fiscal year is due to lower borrowings outstanding under our variable-rate bank credit facility, coupled with a more favorable interest rate environment as compared to the same periods last year.

Effective April 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 which required us to perform a series of transitional impairment tests pertaining to the valuation of our outstanding goodwill balance, which totaled $199.3 million as of March 31, 2002.  Pursuant to the adoption of SFAS No. 142, we determined that an after-tax impairment charge of $74.4 million was required, and such charge has been classified as the cumulative effect of an accounting change as provided for by the new accounting standard.  Further, under SFAS No. 142, we are no longer required to amortize the remaining outstanding goodwill balance, but are required to perform annual impairment tests to determine if the remaining balance of goodwill should be reduced to estimated fair values.  As a result of discontinuing goodwill amortization, we reduced our overall effective tax rate for the three and nine months ended

December 31, 2002 to 38%, as compared to 40% in the same periods last year. The higher tax rate of 40% in fiscal 2002 was necessary to provide for the effect of the portion of goodwill amortization that was not deductible for tax purposes.

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

	Nine Months Ended December 31
	2002	2001
	(In millions)
Net cash provided by operating activities	$72.6	$56.0
Acquisitions of businesses	(5.6)	(2.9)
Capital expenditures	(9.5)	(11.0)
Net repayments under bank credit facilities	(55.1)	(38.8)
Payments on term equipment notes and other debt	(6.3)	(6.7)

Additionally, our cash position, working capital and debt obligations are shown below for the periods indicated and should be read in conjunction with our consolidated balance sheets and notes thereto included in Item 1. Financial Statements:

	December 31, 2002	March 31, 2002
	(In millions)
Cash and cash equivalents	$7.1	$9.0
Working capital	64.8	85.0
Total debt obligations	176.3	233.7

We believe that our cash flow from operations will be adequate to cover our working capital needs, debt service requirements and capital expenditures for the remainder of fiscal 2003 and for fiscal 2004 to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or the issuance of additional term notes.

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

Debt Obligations

We entered into a five-year $225.0 million senior secured credit facility (the “Bank Credit Facility”) with eleven banks in December 2000.  The Bank Credit Facility is composed of a $50.0 million five-year term loan (the “Term Loan”), of which $27.5 million was outstanding at December 31, 2002, and a $175.0 million five-year revolving credit line (the “Revolving Line”), of which $63.0 million was outstanding at December 31, 2002.  The Term Loan requires quarterly payments of $2.5 million each through September 30, 2005.

The proceeds of the Bank Credit Facility can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock.  Borrowings outstanding under the Bank Credit Facility are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings.  Borrowings under the Bank Credit Facility accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to 1.00%. We are also required to pay a commitment fee on available but unused amounts ranging from .275% to .375% annually.  The interest rate margin and the commitment fee are based upon our ratio of Funded Debt to Pro Forma Consolidated EBITDA, as defined, redetermined quarterly. On December 31, 2002, borrowings outstanding under the Term Loan and the Revolving Line accrued interest at a weighted average rate of 3.29%.

We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Bank Credit Facility. We were in compliance with these covenants and financial tests at December 31, 2002.  The Company obtained an amendment to its Bank Credit Facility which specifically provided that the transitional goodwill impairment charge (see Note 2. Accounting Change) would not impact compliance with these covenants.

In addition, we maintain an auxiliary revolving credit facility (the “Auxiliary Bank Facility”) with a commercial bank expiring in February 2003. This Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million. At December 31, 2002, borrowings outstanding under the Auxiliary Facility totaled $3.7 million and accrued interest at a rate of 3.13%.  In February 2003, the Auxiliary Bank Facility was extended for a one year period.

Our term equipment notes consist primarily of notes payable pursuant to financing agreements between us and various lenders (the “Lender Notes”) and between us and two printing equipment manufacturers (the “Equipment Notes”).  During the three months ended December 31, 2002, we issued Lender Notes in an aggregate principal amount of $38.5 million and utilized the proceeds thereof to retire certain of the outstanding Equipment Notes.  The Lender Notes are secured by the equipment subject to this refinancing.  At December 31, 2002 outstanding borrowings under the Lender Notes totaled $37.6 million and accrued interest at a weighted average rate of 5.91%.  The Lender Notes provide for fixed monthly principal payments plus interest over a five-year term, ending with a balloon payment upon maturity.  At December 31, 2002 outstanding borrowings under the Equipment Notes totaled $32.0 million and accrued interest at a weighted average rate of 6.14%.   The Equipment Notes provide for fixed payments of principal and interest for defined periods of up to ten years from the date of issuance and are secured by the purchased equipment.  The remaining balance of term equipment notes totaling $2.2 million primarily consists of various secured debt obligations assumed by us in connection with certain prior year acquisitions.  We are not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Bank Credit Facility places certain limitations on the amount of additional term note obligations we may incur in the future.

Our remaining debt obligations consist of a promissory note totaling $5.2 million, industrial revenue bonds totaling $4.5 million and various other debt obligations totaling $.6 million.  We do not have any significant financial covenants or restrictions associated with these debt obligations.

Other Commitments

We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $39.1 million as of December 31, 2002.

In connection with our assumption of obligations under outstanding industrial revenue bonds related to the acquisition of two printing businesses, which are reflected as outstanding debt obligations in our consolidated financial statements, we had two letters of credit outstanding for a combined total of $4.6 million as of December 31, 2002.  These letters of credit were issued pursuant to the terms of our Bank Credit Facility, which expires in December 2005, and we may be required to obtain replacement letters of credit at that time.

We have entered into earnout agreements in connection with certain prior year acquisitions.  If the acquired printing businesses generate operating profits in excess of pre-determined targets, we may be obligated to issue additional shares of our common stock or make additional cash payments. As of December 31, 2002, we were contingently obligated through fiscal 2005 to issue up to 35,955 shares of our common stock and make additional cash payments of up to $5.3 million for all periods in the aggregate.  Based on current operating levels, we expect that the issuance of shares and actual payments pursuant to these obligations will be substantially less than the maximum amounts indicated.

Factors Which May Affect Future Results

Our future operating results may be impacted by a number of factors, including general economic conditions and competitive factors in our industry, seasonal and cyclical variations in commercial printing demand, reasonable growth in the demand for our products and retention of key management and operating personnel. The magnitude and timing of any future acquisitions, as well as our ability to absorb and manage such businesses, will also impact our future results.  In accordance with SFAS No. 142, the Company is required to annually test the remaining balance of goodwill for impairment and intends to test for impairment as the conclusion of each fiscal year.  The Company may be required to record additional impairment on certain reporting units when its annual impairment test is conducted on March 31, 2003.  Because of these and other factors, there can be no assurance that we will not experience material fluctuations in our future operating results or cash flows on a quarterly or annual basis.

Critical Accounting Policies

We have identified our critical accounting policies based on the following factors – significance to our overall financial statement presentation, complexity of the policy and its use of estimates and assumptions.  We are required to make certain estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. We evaluate our estimates and assumptions on an ongoing basis and rely on historical experience and various other factors that we believe to be reasonable under the circumstances to determine such estimates. Because uncertainties with respect to estimates and assumptions are inherent in the preparation of financial statements, actual results could differ from these estimates.

We maintain an allowance for doubtful accounts as deemed necessary based upon expected collectibility of accounts receivable.  We exercise judgment in determining the valuation and useful lives of our long-lived assets, primarily property/equipment and goodwill.  We determine the realization of long-lived assets, other than goodwill, by assessing the future cash flows and income from such assets on an undiscounted basis, as well as other factors such as business trends and general economic conditions.  Annually, as of the end of the Company’s fiscal year, we determine the realization of goodwill by comparing the fair value of each reporting unit to its carrying value.  The fair value is determined by using capitalization of earnings estimates and market valuation multiples for each reporting unit.  We are self-insured up to specified limits for the majority of our workers’ compensation costs and group health insurance costs, and we rely on claims experience and the advice of our administrators and consulting actuaries in determining an adequate liability for self-insurance claims.  Finally, we utilize certain estimates and assumptions in our determination and allocation of the purchase price for acquisitions and in determining accruals for current and deferred income taxes.

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

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002 and is effective for exit or disposal activities that are initiated after December 31, 2002.  SFAS No. 146 requires that exit or disposal costs be recorded at their fair value when they are incurred.  We adopted SFAS No. 146 as of October 1, 2002.  The adoption did not have a material impact on our financial position or results of operations.

SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued in December 2002 and is effective for interim periods beginning after December 15, 2002 and annual periods ending after December 15, 2002.  This statement amends the disclosure requirements and provides additional guidance with respect to certain other provisions of SFAS No. 123, Accounting for Stock-based Compensation.  Management does not believe that the adoption of the additional disclosure requirements of SFAS No. 148 will have a material impact on its financial position or results of operations.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the estimated fair value of certain financial instruments as a result of adverse movements in interest rates, foreign currency exchange rates and commodity prices.  We do not hold or utilize derivative financial instruments which could expose our Company to significant market risk.  However, we are exposed to market risk for changes in interest rates related primarily to our debt obligations, which includes borrowings under our bank credit facilities, various term equipment notes and other debt obligations.  As of December 31, 2002, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

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

CONSOLIDATED GRAPHICS, INC.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, our Company is involved in litigation relating to claims arising out of its operations in the normal course of business. We maintain insurance coverages against certain potential claims in amounts which we believe to be adequate.  Currently, we are not aware of any legal proceedings or claims pending against our Company that our management believes will have a material adverse effect on our financial position or results of operations.

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

* 3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998) SEC File No. 0-24068, Exhibit 3.1).
* 3.3	Restated By-Laws of the Company, dated as of November 2, 1998 (Consolidated Graphics, Inc. Form 10-Q (September 30, 1998) SEC File No. 0-24068, Exhibit 3.2).
* 3.4	Restated By-Laws of the Company, as amended on June 23, 1999 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1999) SEC File No. 0-24068, Exhibit 3.4).
* 3.5	Amendments to the Restated By-Laws of the Company effective as of December 15, 1999 (Consolidated Graphics, Inc. Form8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 3.2).
3.6	Amendment to the Restated By-Laws of the Company approved by the Board of Directors and effective as of December 2, 2002.
* 4.1	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998) SEC File No. 0-24068, Exhibit 4.1).
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

10.1	Form of Loan and Security Agreement and Schedule of Term Equipment Notes with Various Lenders as of October 2002 and December 2002.

* Incorporated by reference

Reports on Form 8-K:

1)              Form 8-K, filed October 23, 2002 in connection with the press release announcing the Company’s fiscal 2003 second quarter results.

2)              Form 8-K, filed November 15, 2002 in connection with the announcement of the Company’s submission to the Securities and Exchange Commission of the certifications of its Chief Executive Office and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3)              Form 8-K, filed January 22, 2003 in connection with the press release announcing the Company’s fiscal 2003 third quarter results.

4)              Form 8-K, filed February 4, 2003 in connection with the press release announcing the appointment of Jerry Brofft as the Company’s Executive Vice President of Purchasing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.

Dated: February 14, 2003	By:	/s/ G. Christopher Colville
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

Date: February 14, 2003	/s/ Joe R. Davis
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

Date: February 14, 2003	/s/ G. Christopher Colville
Executive Vice President, Chief Financial and Accounting Officer and Secretary (Principal Financial and Accounting Officer)