Form 10-K
period 2003-03-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2003-06-12
CIK 921500

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-24068

CONSOLIDATED GRAPHICS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

TEXAS (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	76-0190827 (IRS EMPLOYER IDENTIFICATION NO.)
5858 WESTHEIMER, SUITE 200 HOUSTON, TEXAS (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	77057 (ZIP CODE)
(713) 787-0977 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
Securities registered pursuant to Section 12(b) of the Act: COMMON STOCK, PAR VALUE $.01 PER SHARE (TITLE OF CLASS) Securities registered pursuant to Section 12(g) of the Act: NONE	NEW YORK STOCK EXCHANGE (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☒    No ☐

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 30, 2002 (last business day of Consolidated Graphics, Inc.'s most recently completed second fiscal quarter):

COMMON STOCK, $.01 PAR VALUE—$198,259,875
The number of shares outstanding of the issuer's common stock as of April 30, 2003:
 COMMON STOCK, $.01 PAR VALUE—13,347,324

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on or about July 24, 2003, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Form 10-K.

CONSOLIDATED GRAPHICS, INC.
FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2003

PART I

Item 1. Business

        In this annual report, the words "Consolidated Graphics," "CGX," the "Company," "we," "our" and "us" refer to Consolidated Graphics, Inc, collectively with our subsidiaries. Our fiscal year is not a calendar year and ends on March 31.

Company Overview

        Consolidated Graphics is a leading national provider of commercial printing services and is recognized as the largest sheet-fed and half-web commercial printing company in the United States. Our corporate headquarters are in Houston, Texas, and we currently operate 65 printing businesses in 25 states. Each of our printing businesses has a well-established operating history, more than 25 years in most cases.

        The majority of our sales are derived from commercial printing services, which include electronic prepress, printing, finishing, storage and delivery of high quality, custom-designed products. Examples of such products include high-quality, multicolor marketing materials, product and capability brochures, point-of-purchase displays, direct mail pieces, shareholder communications, catalogs and training manuals. We also serve our customers by providing fulfillment and mailing services, which complement our traditional printing services. Additionally, using the CGXmedia brand we capitalize on our expertise in digital processes and advanced technological capabilities to provide Internet-based software solutions and electronic media services to help our customers better manage the print process.

        Our website address is www.consolidatedgraphics.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) or the Exchange Act as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission.

Industry Background

        The printing industry is one of the largest industries in the United States, with total annual sales estimated to be in excess of $150 billion. General printing services include commercial printing, book and magazine publishing, financial printing, quick printing and the production of business forms, greeting cards and other stationery-type products. The largest segment of the industry is commercial printing, which we estimate generates over $80 billion in annual U.S. sales based on available industry data. Most of the printing businesses operating in the United States today are privately-owned and individually generate less than $35 million in annual sales.

        A consolidation trend in the commercial printing industry emerged in the 1990's as owners of medium-sized printing businesses (those with annual sales of $2 million to $35 million) sought to address several new industry challenges and evaluate exit strategies. In order to limit personal financial risk, increase personal financial liquidity or facilitate plans to eventually retire, owners of printing businesses became more willing to sell their companies to larger, better-capitalized companies. We believe that CGX is one of only a few potential buyers with the financial strength and management expertise necessary to acquire such medium-sized printing businesses.

        In recent years, printing design and prepress workflow have shifted from art boards to a digital environment. Prepress computer equipment based on a complete digital workflow, along with more sophisticated printing presses and bindery equipment, are more efficient, operate much faster and require less labor. Therefore, commercial printing businesses must make substantial capital investments in such newer equipment over time in order to remain competitive.

        Print buyers are increasingly seeking shorter print runs and the ability to personalize more sophisticated marketing materials to strategically target certain markets or demographics. The development of digital technology and acceptance of Internet-based solutions for managing the print process have generated demand for printing companies to offer complementary, value-added services to their customers. Examples of such complementary services include fulfillment and inventory management, variable-data printing, inkjet labeling, mailing, CD-ROM production, on-line print procurement and digital asset maintenance. Additionally, more and more large corporations are seeking to reduce operating costs by streamlining their purchasing process and limiting their number of suppliers. These large customers want to align themselves with printing companies that have a significant national presence and can offer a wide range of commercial print capabilities and other print-related, value-added services.

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

Competition

        The commercial printing industry remains highly fragmented and the majority of customers purchase printed products from locally available sources. Therefore we compete primarily with locally-based printing companies for most print projects. Most of our competitors are privately held, single location operations; however, some are owned by large, publicly owned corporations.

        The major competitive factors in our business are:

  •
  Extent and quality of customer service

  •
  Quality and accuracy of finished products

  •
  Cost structure

  •
  Ability to meet customer deadlines

        The ability to provide high quality customer service often is dependent on production and distribution capabilities, along with the availability of equipment that is appropriate in size and function for a given project. We believe that our broad range of printing capabilities and complementary services, along with our ability to use our national geographic footprint to serve customers on both a regional and national level, gives us a competitive advantage over smaller, local printing companies. Furthermore, the economic advantages created by our purchasing power, our advanced technological capabilities and our ability to utilize any excess production capacity throughout our organization enables our printing businesses to compete more effectively in price and provide faster turnaround times than our competitors may be able to provide.

Business Strategy

        Our overall business strategy is to be the market leader in the commercial printing industry by combining the customer service and responsiveness of well-managed, local printing businesses with the competitive advantages provided by a national organization. Each of our 65 printing businesses maintains responsibility for the day-to-day operations and profitability of their business, while continuing to strengthen and build new customer relationships in their respective markets. At the same time, our printing businesses are supported by the management expertise, purchasing power, technology investments and other operating advantages that exist because they are part of a larger organization.

        Internal Sales Growth—Our printing businesses have numerous opportunities, individually and collectively, to achieve consistent, long-term sales growth at a rate that exceeds industry averages. Our current initiatives to improve internal sales growth include:

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

  •
  Developing and marketing value-added solutions that complement our core commercial printing business, such as those available through CGXmedia.

        Disciplined Acquisition Program—We believe that we will make additional acquisitions of medium-sized printing businesses that are well-managed and generally have an excellent reputation and a quality customer base. Through our acquisition program, we are also actively seeking and evaluating opportunities to acquire smaller and/or distressed printing businesses whose operations can be merged into one of our existing locations. This type of transaction is commonly referred to as a "tuck-in" acquisition. Because of prevailing adverse industry conditions and broad economic uncertainties, we expect to evaluate a number of "tuck-in" acquisition opportunities in the next twelve months.

        Cost Savings—Because of our size and national presence, we leverage our economies of scale to obtain preferential pricing for paper and supplies used in the printing process and for newer, more efficient equipment. We have several national purchasing contracts in place with major suppliers and manufacturers. Our purchasing support staff continually monitors market conditions and negotiates pricing and other contractual terms with these vendors to maximize the cost savings we achieve under these agreements. In addition, we have centralized certain administrative services, such as human resources, treasury, tax and risk management, to generate cost savings.

        Best Practices/Benchmarking—Management teams at our printing businesses have access to strategic counsel and professional management techniques in such areas as planning, organization and controls. We provide a forum for them to share their knowledge of technical processes and their best practices with one another through a series of periodic national and regional meetings attended by top management and other personnel. We utilize our wide area network and management information systems to benchmark financial and operational data, and share such information across our printing businesses to help their management identify and respond to changes in operating trends.

        Leadership Development—Our highly successful program to recruit, train and develop recent college graduates as printing sales and management professionals is an integral component of our growth strategy. Participants in our Leadership Development Program follow a curriculum that provides them with the technical knowledge of printing processes, coupled with general business and managerial training. Certain aspects of this program are specifically tailored to fit the needs of each operating location. Our Leadership Development Program is unique to the industry, and we believe it is a key factor in our ability to provide a high degree of quality customer service, as well as provide a pool of talent for future management positions at our printing businesses. As of April 30, 2003, we had 172 employees who were current participants in or graduates of this program.

Printing Operations

        We currently operate 65 printing businesses in 25 states, with each business operated as a wholly-owned subsidiary of our Company. We produce high quality, custom-designed printed materials for a large base of customers in a broad cross-section of industries, the majority of which are located in the markets our printing businesses serve. In addition to providing a full range of prepress, printing and finishing services, our printing businesses offer fulfillment and mailing services, as well as Internet-based software solutions and other print-related, value-added services.

Commercial Printing Services

        In general, commercial printing includes developing printable material through electronic prepress services, reproducing images on paper using printing presses and providing comprehensive finishing and delivery services. We maintain flexible production schedules in order to react swiftly to our customers'

requirements. Many printing projects require fast turnaround times, from conception through delivery, and our printing businesses must maintain physical plant and customer service staff as necessary to maximize workloads when called upon to do so. Consequently, our printing businesses do not generally operate at full capacity.

        Our electronic prepress services include all of the steps necessary to prepare media (photographs, artwork, typed copy) for printing. This process involves converting the media into digital images, separating digital color images into process colors, assembling films and burning film images onto printing plates using photochemical processes. Most of our printing businesses produce printing plates using "computer-to-plate" technology, whereby digitized text, graphic images and line art are transferred directly from digital files onto printing plates, eliminating the need for film and other steps required in manual photochemical processes. Computer-to-plate technology reduces costs, shortens turnaround time and improves product quality. We continually evaluate our existing electronic prepress capabilities and closely monitor the development of newer technology that may be used to increase productivity and improve product quality to better serve our customers. One such recent development is the capability to deliver a high-quality proof for customer approval electronically, versus delivery in a hard copy format. Certain of our locations are currently utilizing this technology with a number of their customers. We expect to expand the use of this technology significantly in the next twelve months.

        We primarily use offset lithography to reproduce images on paper, which is the process that provides the highest quality, lowest cost printed products for most run lengths. Short-run to medium-run commercial projects are generally printed on sheet-fed presses, while longer-run projects are typically printed on web presses.

        Our printing operations primarily use sheet-fed printing presses, which are generally capable of printing 16 pages of letter-sized finished product on a 28 by 40 inch sheet of paper with eight pages on each side (known as a 16-page "signature"). Currently our printing businesses operate a total of 285 sheet-fed presses capable of simultaneously printing from one to eight colors and are generally capable of running at speeds of up to 15,000 impressions an hour. We have 13 locations which also operate half-size and/or full-size web presses which print on a continuous roll of paper and may print up to 32-page signatures on both sides of the paper at maximum speeds of up to 50,000 impressions an hour. Certain web presses are also capable of folding, gluing or perforating a printed product. Additionally, we have 13 printing businesses that also utilize a number of smaller digital presses that can simultaneously print from one to four colors and are typically used to handle short-run, fast-turnaround projects, including the production of documents with variable data requirements. Recent developments in digital printing technology have expanded the capabilities and improved the quality of services that we can provide. We expect to made additional investments in digital printing technology during the next twelve months to meet the demands of our customers.

        Our finishing services include cutting, folding, binding and other operations necessary to finish the printed product according to customers' specifications. Many of our printing businesses also offer specialty finishing capabilities, such as die-cutting, embossing and foil stamping.

Other Complementary Services

        By offering innovative solutions that respond to the needs of our customers, we believe that our Company has a competitive advantage that will help us generate additional sales. We provide a variety of fulfillment services, which primarily include assembling, packaging, storing, and distributing printed promotional, educational and training documents on behalf of our customers. Many corporations utilize our fulfillment services to help manage their inventories of printed products and related materials (such as binders and product samples), as well as provide "just in time" assembly and delivery of customized materials to end users. Orders for fulfillment services are frequently received via proprietary, Internet-based print procurement and inventory management systems maintained by our printing businesses, including COIN sites (as discussed below). Additionally, we provide mailing services for large quantities of printed materials distributed to end-users, a service that is ideal for direct mail and promotional pieces. We also offer a number of options for sorting, packaging, inkjet labeling and shipping of printed materials.

        By capitalizing on our expertise in digital processes and responding to the expanded communication needs of our customers, we offer print-related software solutions and electronic media services through CGXmedia. We have developed two primary Internet-based software products that are described below:

  •
  COIN (Custom Ordering Interactive Network) is our proprietary software tool that helps customers better manage the print process. COIN sites are customized for each client and are used for ordering, typesetting, proofing, workflow management and fulfillment of printed materials. COIN puts control directly on the customer's desktop, generating instant on-line proofs and providing multi-location organizations with the convenience of secure, Internet-based remote ordering capability. Customers may also utilize the electronic invoicing and payment capabilities that are a feature of COIN.

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

        We have regional CGXmedia sales teams and project managers that assist our printing businesses in identifying prospective customers and marketing our CGXmedia products and services. We maintain CGXmedia product development staff to design and develop customized solutions as needed in response to the specific needs of each customer. We also utilize support staff at each of our printing businesses who are trained and able to serve our customers' needs related to our CGXmedia products and services.

Sales And Marketing

        The majority of our sales are generated by individual orders through commissioned sales personnel and, in some cases, pursuant to national contracts. As of April 30, 2003, we employed 600 sales professionals, all of whom are knowledgeable about the commercial printing industry and the capabilities of our printing businesses. In addition to soliciting business from existing and prospective customers, our sales personnel act as liaisons between customers and our production departments and also provide technical advice and assistance to customers throughout the printing process.

        Commercial printing requires a substantial amount of interaction with customers, including personal sales calls, reviews of color proofs and "press checks" (customer approval of a printed document while it is being printed). Our sales professionals and customer service personnel maintain strict control of the printing process for every job we produce as it moves through our scheduling, prepress, printing and finishing operations.

        Our primary marketing focus is on responding rapidly to customer requirements and producing high quality printed materials at competitive prices. Rapid responsiveness is essential because of the short lead time on most commercial printing projects. Our printing operations are designed to maintain maximum flexibility to meet customer needs, both on a scheduled and an emergency basis. Each of our printing businesses target projects that they believe will best utilize their equipment and expertise.

        Our national accounts sales team actively pursues opportunities to obtain sole-source, multi-year printing contracts and responds to "Requests for Proposals" from large corporations seeking to leverage their print spending and limit their number of commercial print providers. As of April 30, 2003, we served 45 customers under our national accounts program. In fiscal 2003, sales to our national account customers represented approximately 7% of our Company's total sales. We expect the pursuit of national accounts to be an increasing contributor to our sales growth.

Customers

        Our diverse customer base includes both national and local corporations operating in a wide range of industries, as well as mutual fund companies, advertising agencies, graphic design firms, catalog retailers and direct mail distributors. During fiscal 2003, we served over 13,000 customers, and our top ten customers accounted for 10% of total sales, none of which was individually more than 2.1%. We believe that our large and diverse customer base, broad geographic coverage of the United States and extensive range of printing capabilities and other complementary services may reduce our exposure to economic slowdowns that may generally affect the printing industry or any one region of the country. However, because we typically produce a large number of advertising and marketing materials for our customers, to the extent that advertising and marketing spending is reduced during an economic downturn, our results of operations may be adversely affected.

        Our customers generally place orders for individual printing projects and are not contractually obligated to purchase printing services from us. Consequently our continued engagement to provide additional commercial printing services largely depends upon, among other things, the customer's satisfaction with the quality of services we provide. Although we do not depend on any one customer or group of customers, our sales to many of our significant customers may fluctuate from year to year and depends upon the number, size and complexity of projects in a particular period.

Suppliers

        We purchase raw materials used in the commercial printing process (such as paper, prepress supplies, ink, chemicals and boxes) from a number of national and local suppliers and we are not materially dependent on any one supplier. We use a two-tiered approach to purchasing in order to maximize the economies associated with our size, while maintaining the local efficiencies and time sensitivity required to meet customer demands. We negotiate master purchasing arrangements centrally with major suppliers and manufacturers to obtain better pricing, then communicate the terms of these arrangements to our individual printing businesses. Each printing business orders goods and services as needed based on the terms set forth in our national purchasing agreements, or on a local basis if applicable. We continually monitor market conditions and product developments, as well as regularly review the contractual terms of our national purchasing agreements, to take advantage of our increasing buying power and to maximize the benefits associated with these agreements.

        We incur significant costs to purchase paper that is used in the printing process. The majority of our paper supply is distributed through merchant organizations. There are a small number of merchants that are considered national in scope, with numerous regional organizations that serve one or more of our printing businesses. We have negotiated national purchasing agreements with certain mills, which produce paper, and certain merchants, who distribute most of the paper produced by the mills. These agreements typically provide for volume-related discounts and additional periodic rebates based on the total amount of purchases made by our printing businesses from each mill and/or merchant.

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

Employees

        As of April 30, 2003, we had over 4,600 employees throughout our organization. Of this total, approximately 407 were employed subject to the terms of various collective bargaining agreements. We believe that our relations with our employees are generally satisfactory.

Executive Officers

        Joe R. Davis has been the Chief Executive Officer and Chairman of the Board of Directors since he founded our Company in 1985. Prior to forming CGX, Mr. Davis was a Vice President for a division of International Paper Company. He also previously served as a partner of a national public accounting firm. Mr. Davis is 60 years old.

        G. Christopher Colville has been Executive Vice President, Chief Financial Officer and Secretary since March 2002. From October 2000 to February 2002, Mr. Colville was Managing Director at Murphy Noell Capital, LLC, an investment banking firm. Mr. Colville had held various executive positions with CGX between 1994 and September 2000, including Executive Vice President—Mergers and Acquisitions, Chief Financial Officer and Secretary since February 1999. Mr. Colville is a certified public accountant and is 45 years old.

Government Regulation And Environmental Matters

        Our printing businesses are subject to the environmental laws and regulations of the United States and the applicable state and local laws and regulations concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. The commercial printing process generates substantial quantities of inks, solvents and other waste products requiring disposal under the numerous federal, state and local laws and regulations relating to the environment. Our printing businesses typically recycle waste paper and contract for the removal of waste products. We believe our Company is in material compliance with all applicable air quality, waste disposal and other environmental-related rules and regulations, as well as with other general employee health and safety laws and regulations. We do not anticipate any material future capital expenditures for environmental control facilities. There can be no assurance, however, that future changes in such laws and regulations will not have a material effect on our financial position or results of operations.

Item 2. Properties and Facilities

        As of April 30, 2003, our principal facilities consisted primarily of printing facilities that contain production, storage and office space. We own approximately 1.4 million square feet at 30 locations and lease approximately 2.5 million square feet at an additional 75 locations. All facilities are leased from unaffiliated third parties except for certain facilities containing approximately 275,820 square feet, which are leased from the former owners and current employees of five of our printing businesses. We also lease 16,210 square feet of office space in Houston for our corporate headquarters. We believe our facilities are suitable for their present and intended purposes and are adequate for our current level of operations.

Item 3. Legal Proceedings

        From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We maintain insurance coverage against certain potential claims in an amount that we believe to be adequate. Currently, we are not aware of any legal proceedings or claims pending against our Company that our management believes will have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market For Registrant's Common Equity And Related Shareholder Matters

        Our common stock is traded on the New York Stock Exchange under the symbol "CGX". The following table presents the quarterly high and low sales prices for our common stock for each of the last two fiscal years:

Fiscal 2003—Quarter Ended:	High	Low
June 30, 2002	22.50	17.40
September 30, 2002	19.10	14.35
December 31, 2002	23.97	14.80
March 31, 2003	25.20	14.50
Fiscal 2002—Quarter Ended:	High	Low
June 30, 2001	17.32	11.25
September 30, 2001	22.10	13.95
December 31, 2001	19.55	15.72
March 31, 2002	20.80	18.20

        As of April 30, 2003, there were 139 shareholders of record representing more than 3,600 beneficial owners.

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

        The only equity compensation plan we maintain is the Consolidated Graphics, Inc. Long-Term Incentive Plan (the "Plan"), which has been approved by our shareholders. Under this Plan, employees of our Company and certain non-employee members of our Board of Directors have been, or may be, granted options to purchase shares of our common stock at a price not less than the market price of the stock at the date of grant. As of April 30, 2003, there were 1,973,819 options outstanding under the Plan at an average exercise price of $24.67, and a total of 889,990 shares of our common stock were reserved for issuance of options which had not been granted.

Item 6. Selected Consolidated Financial Data

        The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements of our Company and the notes thereto included in Item 8. "Financial Statements and Supplementary Data."

	Year Ended March 31
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Income Statement Data
Sales	$710,279	$643,948	$683,396	$624,895	$435,961
Cost of sales	540,586	477,147	494,158	437,345	298,935

Gross profit	169,693	166,801	189,238	187,550	137,026
Selling expenses	78,008	69,091	70,070	61,267	42,767
General and administrative expenses	52,252	54,766	54,595	48,677	33,605
Goodwill impairment (3)	38,033	—	—	—	—
Special charge (1)	—	—	6,440	—	—

Operating income	1,400	42,944	58,133	77,606	60,654
Interest expense, net	10,055	15,144	20,858	13,476	7,745

Income (loss) before income taxes and accounting change	(8,655)	27,800	37,275	64,130	52,909
Income taxes	4,284	11,120	15,164	25,651	20,634

Income (loss) before accounting change	(12,939)	16,680	22,111	38,479	32,275
Cumulative effect of accounting change, net of tax (2)	74,376	—	—	—	—

Net income (loss)	$(87,315)	$16,680	$22,111	$38,479	$32,275

Earnings (loss) per share—
Basic	$(6.58)	$1.27	$1.68	$2.54	$2.35
Diluted	$(6.47)	$1.25	$1.68	$2.51	$2.28
	March 31
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data
Working capital	$60,104	$85,036	$79,488	$65,301	$54,384
Property and equipment, net	278,134	293,831	299,871	310,344	230,733
Total assets	512,583	676,733	674,667	680,848	494,277
Long-term debt, net of current portion	143,167	213,860	246,729	261,407	170,574
Total shareholders' equity	221,223	306,598	287,534	272,531	214,454

(1)
Relates to costs and impairment charges primarily associated with combining the operations at three small, under-performing locations into nearby facilities and exiting a portion of our business at a fourth location. This special charge reduced net income by $4,117 net of tax.
(2)
Reflects a transitional impairment charge pursuant to our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, related to the valuation of goodwill and other intangible assets.
(3)
Reflects the impairment of goodwill value determined as of March 31, 2003, our annual valuation date under SFAS No. 142.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains forward-looking information. Readers are cautioned that such information involves known and unknown risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which limit our ability to maintain or improve our operating results and acquire additional printing businesses. Our expectations regarding future sales and profitability assume, among other things, stability in the economy and reasonable growth in the demand for our products, the continued availability of raw materials at affordable prices and retention of our key management and operating personnel. In addition, our expectations regarding future acquisitions assume, among other things, our ability to identify new acquisition opportunities and our ability to negotiate and finance such acquisitions on acceptable terms, as well as the ability to successfully absorb and manage such acquisitions. Although management believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could be inaccurate and there can be no assurance that any or all of the assumptions underlying the forward-looking statements will prove to be accurate. The inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We expressly disclaim any duty to provide updates to these forward-looking statements, assumptions or other factors after the date this Form 10-K was filed to reflect the occurrence of events or circumstances or changes in expectations.

Overview

        Our Company is a leading national provider of commercial printing services with 65 printing facilities in 25 states and is recognized as the largest sheet-fed and half-web commercial printing company in the United States. We are focused on adding value to our printing businesses by providing the financial and operational strengths, management support and technological advantages associated with a national organization. Our strategy currently includes the following initiatives to generate sales and profit growth:

  •
  Internal Sales Growth—In the midst of prevailing difficult industry conditions, we are seeking to use our competitive advantages to expand market share. We continue to pursue additional experienced sales professionals, invest in new equipment and technology, expand our national accounts program and develop complementary, value-added services.

  •
  Disciplined Acquisition Program—We selectively pursue opportunities to acquire well-managed, medium-sized printing businesses at reasonable prices and smaller and/or distressed printing businesses for merger into one of our existing locations.

  •
  Cost Savings—Because of our size and national presence, we leverage our economies of scale to purchase supplies and equipment at preferential prices, and centralize various administrative services to generate cost savings.

  •
  Best Practices/Benchmarking—We provide a forum for our printing businesses to share their knowledge of technical processes and their best practices with one another, as well as benchmark financial and operational data to help our printing businesses identify and respond to changes in operating trends.

  •
  Leadership Development—Through our unique Leadership Development Program, we develop talent for future sales and management positions at our printing businesses.

        Our printing businesses maintain their own sales, customer service, estimating and planning, prepress, production and accounting departments. Our corporate headquarters staff provides support to our printing businesses in such areas as human resources, purchasing and management information systems. We also maintain centralized treasury, risk management, tax and consolidated financial reporting activities.

        The majority of our sales are derived from commercial printing services, which include electronic prepress, printing, finishing, storage and delivery of high quality, custom-designed products. Examples of such products include high-quality, multicolor marketing materials, product and capability brochures, point-of-purchase displays, direct mail pieces, shareholder communications, catalogs and training manuals. We also serve our customers by providing a variety of print-related services, including fulfillment and mailing services and Internet-based software solutions and electronic media services through CGXmedia.

        Our sales are generated by individual orders through commissioned sales personnel and, in some cases, pursuant to national contracts. We recognize revenue from these orders when we deliver the ordered products. To a large extent, continued engagement of our Company by our customers for successive jobs depends upon the customer's satisfaction with the quality of services we provide. As such it is difficult for us to predict the number, size and profitability of printing jobs that we expect to produce for more than a few weeks in advance.

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

        Our selling expenses generally include the salary and commissions paid to our sales professionals or third-party sales agents, along with promotional, travel and entertainment costs. Our general and administrative expenses generally include the salary and benefits paid to support personnel at our printing businesses and our corporate staff, as well as office rent, utilities and communications expenses, and various professional services.

Results of Operations

        The following table sets forth our Company's historical consolidated income statements and certain percentage relationships for the periods indicated:

				As a Percentage of Sales
	Year Ended March 31			Year Ended March 31
	2003	2002	2001	2003	2002	2001
	(In millions)
Sales	$710.3	$643.9	$683.4	100.0%	100.0%	100.0%
Cost of sales	540.6	477.1	494.2	76.1	74.1	72.3

Gross profit	169.7	166.8	189.2	23.9	25.9	27.7
Selling expenses	78.0	69.1	70.1	11.0	10.7	10.3
General and administrative expenses	52.3	54.8	54.6	7.4	8.5	8.0
Goodwill impairment	38.0	—	—	5.3	—	—
Special charge	—	—	6.4	—	—	0.9

Operating income	1.4	42.9	58.1	0.2	6.7	8.5
Interest expense, net	10.0	15.1	20.9	1.4	2.4	3.1

Income (loss) before taxes	(8.6)	27.8	37.2	(1.2)	4.3	5.4
Income taxes and accounting change	4.3	11.1	15.1	0.6	1.7	2.2

Income (loss) before accounting change	$(12.9)	$16.7	$22.1	(1.8)%	2.6%	3.2%

        Our sales and expenses during the periods shown were impacted by the acquisition of two printing businesses in fiscal 2003 and three printing businesses in fiscal 2002. Because each acquisition was accounted for using the purchase method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. In each applicable fiscal year, acquisitions affected our financial results, when compared to the prior year, for the portion of the year following their respective dates of acquisition.

Analysis of Consolidated Income Statements for Fiscal 2003 as Compared to Fiscal 2002

        Sales for fiscal 2003 increased 10% to $710.3 million from $643.9 million in fiscal 2002. The incremental impact of three printing businesses we acquired during the quarter ended March 31, 2002 and two printing businesses we acquired during the quarter ended June 30, 2002 accounted for $54.6 million of the increase. The remainder of our sales increase demonstrates the initial return on our efforts to expand market share through our recruiting program for experienced sales professionals and our pursuit of national accounts.

        Gross profit margin for fiscal 2003 declined to 23.9% from 25.9% in fiscal 2002, reflecting continued pricing pressures caused by the overall weakness in the U.S economy and prevailing adverse industry conditions. Further, overall gross profit margins were diluted by the gross profit margins of the printing businesses we acquired in fiscal 2002 and 2003. Generally, gross profit margins of printing businesses we acquire are lower than our Company's historical average and typically improve over time as we work with the management of the acquired businesses to implement cost savings strategies and other operating best practices.

        Selling expenses for fiscal 2003 increased 13% to $78.0 million from $69.1 million in fiscal 2002, corresponding to the higher sales levels noted above. As a percentage of sales, selling expenses for fiscal 2003 increased to 11.0% from 10.7% in fiscal 2002. This increase reflects our investments in recruiting and hiring new sales professionals and marketing efforts to promote our extensive printing capabilities and complementary services.

        General and administrative expenses for fiscal 2003 decreased 5% to $52.3 million from $54.8 million in fiscal 2002. This decrease results from our discontinuing the amortization of goodwill, which totaled $5.4 million in fiscal 2002, pursuant to our adoption of SFAS No. 142 as of April 1, 2003 (see below). This decrease was partially offset by higher administrative costs attributable to our recently acquired printing businesses. As a percentage of sales, general and administrative expenses for fiscal 2003 declined to 7.4% from 8.5% in fiscal 2002, due to the aforementioned change in accounting for goodwill amortization, coupled with our efforts to control administrative costs and thereby leverage the higher sales levels described above.

        Net interest expense for fiscal 2003 decreased 33% to $10.0 million from $15.1 million in fiscal 2002. This decrease is due to lower borrowings outstanding under our variable-rate bank credit facility, coupled with a more favorable interest rate environment as compared to the prior fiscal year. We refinanced certain of our outstanding term equipment notes during the year to take further advantage of such favorable environment (see "Liquidity and Capital Resources—Debt Obligations" below).

        Effective April 1, 2002, we adopted SFAS No. 142 which required us to discontinue amortizing goodwill and perform a series of transitional impairment tests to determine if the remaining balance of goodwill of each of our reporting units, which totaled $199.3 million as of March 31, 2002, should be reduced to reflect its estimated fair value. We determined that each of our individual printing businesses constitutes a stand-alone reporting unit under SFAS No. 142. Pursuant to SFAS No. 142, we recognized an after-tax transitional impairment charge of $74.4 million (net of a deferred tax benefit of $15.4 million), and such charge was classified as the cumulative effect of an accounting change as provided for by the new accounting standard. Further, in connection with our annual impairment test conducted as of March 31, 2003, as required by SFAS No. 142, we recorded an additional goodwill impairment charge of $38.0 million in the quarter ended March 31, 2003. The impairment resulted principally from the impact that the continued weakness in printing industry conditions and other negative economic factors discussed above had on our reporting units.

        We provided for income taxes of $4.3 million for fiscal 2003, as compared to $11.1 million in fiscal 2002. The fiscal 2003 income tax provision was reduced by a tax benefit of $6.9 million related to the goodwill impairment charge noted above. Our overall effective income tax rate for fiscal 2003 decreased to

38% as compared to 40% in fiscal 2002. The higher tax rate of 40% in fiscal 2002 was necessary to provide for the effect of the portion of goodwill amortization that was not deductible for tax purposes.

Analysis of Consolidated Income Statements for Fiscal 2002 as Compared to Fiscal 2001

        Sales for fiscal 2002 decreased 6% to $643.9 million from $683.4 million in fiscal 2001. This decrease primarily reflects reduced print demand and competitive price pressures resulting from prevailing economic conditions in the United States. In particular, the commercial printing industry was directly impacted by a reduction in advertising spending as a result of the economic weakness. Our decision to exit a portion of our business at one operation and combine three small, under-performing operations into nearby facilities during the quarter ended March 31, 2001, also contributed to the decrease. The impact of the three printing businesses acquired late in fiscal 2002 partially offset the decreases discussed above.

        Gross profit margin for fiscal 2002 decreased to 25.9% from 27.7% in fiscal 2001. Competitive pricing pressures resulting from the prevailing economic conditions discussed above primarily contributed to this decrease, while the fixed overhead costs necessary to operate our facilities and equipment remained relatively constant.

        Selling expenses for fiscal 2002 decreased 1% to $69.1 million from $70.1 million in fiscal 2001. As a percentage of sales, selling expenses for fiscal 2002 increased to 10.7% from 10.3% in fiscal 2001. This percentage increase is due to costs associated with marketing efforts related to our national accounts program and other complementary services, particularly those available through CGXmedia, and our extensive recruiting efforts to hire additional experienced sales professionals.

        General and administrative expenses for fiscal 2002 remained constant at $54.8 million as compared to $54.6 million in fiscal 2001. As a percentage of sales, general and administrative expenses for fiscal 2002 increased to 8.5% from 8.0% in fiscal 2001. While our fixed administrative cost structure necessary to maintain our current level of operations remained constant, the impact of the sales decline noted above resulted in this percentage increase.

        Net interest expense for fiscal 2002 decreased to $15.1 million from $20.9 million in fiscal 2001, primarily due to lower borrowings outstanding and lower interest rates paid under our variable-rate bank credit facility.

        We provided for income taxes of $11.1 million for fiscal 2002, as compared to $15.1 million in fiscal 2001, primarily due to the reduction in taxable earnings for 2002 from our operating activities. Our effective tax rate was 40.0% for fiscal 2002 as compared to 40.7% in fiscal 2001.

Liquidity and Capital Resources

Sources and Uses of Cash

        Our historical sources of cash have primarily been cash provided by operations or borrowings under our bank credit facilities. Our historical uses of cash have been for acquisitions of printing businesses, capital expenditures and payment of principal and interest on outstanding debt obligations. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our consolidated statements of cash flows and notes thereto included in Item 8. "Financial Statements and Supplementary Data."

	Year Ended March 31
	2003	2002	2001
	(In millions)
Net cash provided by operating activities	$95.4	$69.8	$68.1
Acquisitions of businesses	(6.2)	(14.6)	(4.8)
Capital expenditures	(15.5)	(16.3)	(26.4)
Net repayments under bank credit facilities	(60.2)	(33.9)	(25.2)
Payments on term equipment notes and other debt	(15.7)	(8.8)	(7.4)

        Additionally, our cash position, working capital and debt obligations as of March 31, 2003, 2002 and 2001 are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto included in Item 8. "Financial Statements and Supplementary Data."

	March 31
	2003	2002	2001
	(In millions)
Cash and cash equivalents	$9.6	$9.0	$8.7
Working capital	60.1	85.0	79.5
Total debt obligations	163.8	233.7	265.4

        We believe that our cash flow provided by operations will be adequate to cover our fiscal 2004 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or the issuance of additional term notes.

        We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. There can be no assurance that we will be able to acquire additional printing businesses on terms acceptable to us.

        We expect to fund future acquisitions through cash flow provided by operations, additional borrowings or the issuance of our common stock. The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment.

Debt Obligations

        We entered into a five-year $225.0 million senior secured credit facility (the "Bank Credit Facility") with eleven banks in December 2000. The Bank Credit Facility is composed of a $50.0 million five-year term loan (the "Term Loan"), of which $25.0 million was outstanding at March 31, 2003, and a $175.0 million five-year revolving credit line (the "Revolving Line"), of which $60.0 million was outstanding at March 31, 2003. The Term Loan requires quarterly payments of $2.5 million each through September 30, 2005.

        The proceeds of the Bank Credit Facility can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Bank Credit Facility are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Bank Credit Facility accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or

(2) an alternate base rate (based upon the greater of the agent bank's prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to 1.00%. We are also required to pay a commitment fee on available but unused amounts ranging from .275% to .375% annually. The applicable interest rate margin and commitment fee are based upon our ratio of Funded Debt to Pro Forma Consolidated EBITDA, as defined, redetermined quarterly. On March 31, 2003, borrowings outstanding under the Term Loan and the Revolving Line accrued interest at a weighted average rate of 3.48%.

        Under the terms of the Bank Credit Facility, we are subject to certain covenants and restrictions and we must meet certain financial tests at the end of each quarter. We were in compliance with such covenants and financial tests as of March 31, 2003. We obtained an amendment to our Bank Credit Facility in April 2002, which specifically provided that the transitional goodwill impairment charge recorded in fiscal 2003 would not impact compliance with these covenants.

        In addition to the Bank Credit Facility, we maintain an auxiliary revolving credit facility (the "Auxiliary Bank Facility") with a commercial bank expiring in February 2004. The Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million. At March 31, 2003, borrowings outstanding under the Auxiliary Bank Facility totaled $4.0 million and accrued interest at a rate of 3.09%.

        Our term equipment notes consist primarily of notes payable pursuant to financing agreements between us and various lenders (the "Lender Notes") and between us and the finance affiliates of two printing equipment manufacturers (the "Equipment Notes"). In October and December 2002, we issued Lender Notes in an aggregate principal amount of $38.5 million and utilized the proceeds thereof to retire certain of the outstanding Equipment Notes. The Lender Notes are secured by the equipment that was refinanced. At March 31, 2003 outstanding borrowings under the Lender Notes totaled $36.3 million and accrued interest at a weighted average rate of 5.91%. The Lender Notes provide for fixed monthly principal payments plus interest over a five-year term, ending with a balloon payment at maturity. At March 31, 2003 outstanding borrowings under the Equipment Notes totaled $27.0 million and accrued interest at a weighted average rate of 6.18%. The Equipment Notes provide for fixed payments of principal and interest for a defined period of up to ten years from the date of issuance and are secured by the purchased equipment. The remaining balance of term equipment notes totaling $2.1 million primarily consists of various secured debt obligations assumed by us in connection with certain prior year acquisitions of printing businesses. We are not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Bank Credit Facility places certain limitations on the amount of additional term note obligations we may incur in the future.

        Our remaining debt obligations consist of a promissory note totaling $4.3 million, industrial revenue bonds totaling $4.5 million and various other debt obligations totaling $.6 million. We do not have any significant financial covenants or restrictions associated with these debt obligations.

Contractual Obligations and Other Commitments

        Our contractual obligations by fiscal year are as follows (in millions):

	2004	2005	2006	2007	2008	Thereafter
Debt obligations	$20.6	$21.4	$79.8	$11.6	$19.7	$10.6
Operating lease obligations	11.8	9.7	7.4	5.9	4.6	6.8

        Operating Leases—We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business.

        Contingent Transaction Consideration—We have entered into earnout agreements in connection with certain prior year acquisitions of printing businesses. If the acquired printing businesses generate operating profits in excess of pre-determined targets, we may be obligated to make additional cash payments or issue additional shares of our common stock. As of March 31, 2003, we were contingently obligated through fiscal 2005 to make additional cash payments of up to $3,890 and issue up to 23,795 shares of our common stock. Based on current operating levels, we expect that the actual cash payments or issuance of shares pursuant to these contractual obligations will be substantially less than the maximum amounts indicated.

        Letters of Credit—In connection with our assumption of obligations under outstanding industrial revenue bonds related to certain prior year acquisitions of printing businesses, which are reflected as debt in the accompanying consolidated financial statements, we had two letters of credit outstanding as of March 31, 2003 for a combined total of $4,631. These letters of credit were issued pursuant to the terms of our Bank Credit Facility, which expires in 2005, and we may be required to obtain replacement letters of credit at that time.

        Insurance Programs—We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable in our circumstances. Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. For these components, we accrue expected loss amounts which are determined using a combination of our historical loss experience and subjective assessment of our future loss exposure, along with advice provided by administrators and consulting actuaries. The estimates of expected loss amounts are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although we believe that the accrued estimated loss amounts are reasonable, significant differences related to the items noted above could materially affect our Company's insurance obligations and future expense.

Factors Which May Affect Future Results

        Our future operating results may be impacted by a number of factors, including general economic conditions and competitive factors in our industry, seasonal and cyclical variations in commercial printing demand, reasonable growth in the demand for our products and retention of key management and operating personnel. To the extent an economic slowdown causes businesses to reduce their spending on printed advertising and marketing materials, the demand for commercial printing services may be adversely affected. Further, compounding a decline in demand, competitive pricing pressures may occur and negatively impact the level of sales and profit margins generated by our printing businesses. Also, the magnitude and timing of any future acquisitions, as well as our ability to absorb and manage such businesses, will also impact our future results. Because of these and other factors, there can be no assurance that we will not experience material fluctuations in our future operating results or cash flows on a quarterly or annual basis.

Critical Accounting Policies

        We have identified our critical accounting policies based on the following factors—significance to our overall financial statement presentation, complexity of the policy and its use of estimates and assumptions. We are required to make certain estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. We evaluate our estimates and assumptions on an ongoing basis and rely on historical experience and various other factors that we believe to be reasonable under the circumstances to determine such estimates. Because uncertainties with respect to estimates and assumptions are inherent in the preparation of financial statements, actual results could differ from these estimates.

        Asset Valuations—We maintain an allowance for doubtful accounts as deemed necessary based upon expected collectibility of accounts receivable. We exercise judgment in determining the valuation and useful lives of our long-lived assets and in the allocation of the purchase price for acquisitions. We determine the realization of property and equipment by assessing the future cash flows and income from such assets on an undiscounted basis, as well as other factors such as business trends and general economic conditions. Pursuant to the requirements of SFAS No. 142, as of the end of each fiscal year we are required to determine the realizability of goodwill by comparing the fair value of each reporting unit to its carrying value. The fair value is determined by using capitalization of earnings estimates and market valuation multiples for each reporting unit.

        Accruals—We are self-insured up to specified limits for the majority of the costs of our workers' compensation obligations and our group health insurance programs. We use a combination of our Company's historical loss experience and a subjective assessment of future loss exposure, along with advice provided by administrators and consulting actuaries, in determining an adequate liability for claims against which we are self-insured. We also utilize certain estimates and assumptions to determine adequate accruals for current and deferred income taxes.

New Accounting Pronouncements

        SFAS No. 145, Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002. This statement requires that gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We do not believe that the adoption of SFAS No. 145 will have a material impact on our financial position or results of operations.

        SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002 and was effective for exit or disposal activities initiated after December 31, 2002, with early adoption permitted. SFAS No. 146 requires that exit or disposal costs be recorded at their fair value when they are incurred. Our adoption of SFAS No. 146 as of October 1, 2002 did not have a material impact on our financial position or results of operations.

        SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, was issued in December 2002 and amends SFAS No. 123, "Accounting for Stock-Based Compensation," by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock options and other stock-based employee compensation. In addition, SFAS No. 148 requires more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. We adopted the disclosure requirements of SFAS No. 148 as of March 31, 2003, however as permitted under SFAS No. 123 we continue to use the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees for our stock-based compensation programs.

        SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not believe that the adoption of SFAS No. 149 will have a material impact on our financial position or results of operations.

        SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS No. 150 will have a material impact on our financial position or results of operations.

        The Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of

Indebtedness of Others, in November 2002 and FIN No. 46, Consolidation of Variable Interest Entities, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on our financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interests other than voting interests should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. We do not believe the adoption of FIN No. 46 will have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not hold or utilize derivative financial instruments that could expose our Company to market risk. However, we are exposed to market risk for changes in interest rates related primarily to our debt obligations, which as of March 31, 2003 include borrowings under our bank credit facilities totaling $89.0 million, various term equipment notes totaling $65.4 million and other debt obligations totaling $9.4 million. The following table sets forth the average interest rate for the scheduled maturities of our debt obligations as of March 31, 2003 ($ in millions):

	2004	2005	2006	2007	2008	Thereafter	Total	Estimated Fair Value At March 31, 2003
Fixed Rate Debt:
Amount	$9.2	$10.0	$9.3	$10.1	$18.1	$9.0	$65.7	$67.3
Average interest rate	6.14%	6.31%	6.06%	6.22%	5.96%	6.13%	6.12%
Variable Rate Debt:
Amount	$11.4	$11.5	$70.5	$1.5	$1.6	$1.6	$98.1	$98.1
Average interest rate	3.00%	3.00%	3.49%	1.43%	1.42%	1.36%	3.05%

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Consolidated Graphics, Inc.:

We have audited the accompanying consolidated balance sheets of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2003 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Consolidated Graphics, Inc. and subsidiaries for the years ended March 31, 2002 and 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on such consolidated financial statements, before the revision described in Note 3 to the consolidated financial statements, in their report dated May 17, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of Consolidated Graphics, Inc. and subsidiaries for the years ended March 31, 2002 and 2001, were audited by other auditors who have ceased operations. As described in Note 3 to the consolidated financial statements, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by Consolidated Graphics, Inc. and subsidiaries as of April 1, 2002. In our opinion, the transitional disclosures for the years ended March 31, 2002 and 2001 are appropriate. However, we were not engaged to audit, review or apply any procedures to the consolidated financial statements of Consolidated Graphics, Inc. and subsidiaries for the years ended March 31, 2002 and 2001, other than with respect to such disclosures. Accordingly, we do not express an opinion or any other form of assurance on such consolidated financial statements for the years ended March 31, 2002 and 2001, taken as a whole.

KPMG LLP

Houston, Texas
May 30, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

This report is a copy of a previously issued report; the predecessor auditor has ceased operations and has not reissued this report; the previously issued report refers to financial statements not physically included in this document; and the prior-period consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by Consolidated Graphics, Inc. and subsidiaries as of April 1, 2002.

To the Shareholders of Consolidated Graphics, Inc.:

        We have audited the accompanying consolidated balance sheets of Consolidated Graphics, Inc. (a Texas corporation) and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP
Houston, Texas
May 17, 2002

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31
	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,641	$8,955
Accounts receivable, net	107,137	121,981
Inventories	28,429	32,771
Prepaid expenses	5,103	6,114
Deferred income taxes	4,087	5,153

Total current assets	154,397	174,974
PROPERTY AND EQUIPMENT, net	278,134	293,831
GOODWILL, net	72,503	199,331
OTHER ASSETS	7,549	8,597

	$512,583	$676,733

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$20,595	$19,877
Accounts payable	34,194	32,068
Accrued liabilities	39,456	37,382
Income taxes payable	48	611

Total current liabilities	94,293	89,938
LONG-TERM DEBT, net of current portion	143,167	213,860
DEFERRED INCOME TAXES	53,900	66,337
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 13,346,949 and 13,205,863 issued and outstanding	133	132
Additional paid-in capital	159,520	157,581
Retained earnings	61,570	148,885

Total shareholders' equity	221,223	306,598

	$512,583	$676,733

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)

	Year Ended March 31
	2003	2002	2001
SALES	$710,279	$643,948	$683,396
COST OF SALES	540,586	477,147	494,158

Gross profit	169,693	166,801	189,238
SELLING EXPENSES	78,008	69,091	70,070
GENERAL AND ADMINISTRATIVE EXPENSES	52,252	54,766	54,595
GOODWILL IMPAIRMENT	38,033	—	—
SPECIAL CHARGE	—	—	6,440

Operating income	1,400	42,944	58,133
INTEREST EXPENSE	10,231	15,229	21,005
INTEREST INCOME	(176)	(85)	(147)

Income (loss) before income taxes and accounting change	(8,655)	27,800	37,275
INCOME TAXES	4,284	11,120	15,164

Income (loss) before accounting change	(12,939)	16,680	22,111
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax	74,376	—	—

Net income (loss)	$(87,315)	$16,680	$22,111

BEFORE ACCOUNTING CHANGE
Basic earnings (loss) per share	$(.98)	$1.27	$1.68
Diluted earnings (loss) per share	$(.96)	$1.25	$1.68
AFTER ACCOUNTING CHANGE
Basic earnings (loss) per share	$(6.58)	$1.27	$1.68
Diluted earnings (loss) per share	$(6.47)	$1.25	$1.68
SHARES USED TO COMPUTE EARNINGS (LOSS) PER SHARE
Basic	13,264	13,107	13,142
Diluted	13,505	13,380	13,186

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
BALANCE, March 31, 2000	13,708	$137	$161,984	$110,410	$272,531
Exercise of stock options	40	—	246	—	246
Retirement of common stock	(730)	(7)	(7,031)	(316)	(7,354)
Net income	—	—	—	22,111	22,111

BALANCE, March 31, 2001	13,018	130	155,199	132,205	287,534
Exercise of stock options	188	2	2,382	—	2,384
Net income	—	—	—	16,680	16,680

BALANCE, March 31, 2002	13,206	132	157,581	148,885	306,598
Exercise of stock options	141	1	1,939	—	1,940
Net loss	—	—	—	(87,315)	(87,315)

BALANCE, March 31, 2003	13,347	$133	$159,520	$61,570	$221,223

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31
	2003	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$(87,315)	$16,680	$22,111
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Cumulative effect of accounting change, net of tax	74,376	—	—
Depreciation and amortization	37,356	41,312	38,783
Goodwill impairment	38,033	—	—
Deferred income tax provision	4,008	10,241	7,334
Non-cash portion of special charge	—	—	4,615
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	18,793	2,947	(1,048)
Inventories	4,764	1,485	826
Prepaid expenses	1,023	(1,554)	213
Other assets	35	(1,806)	45
Accounts payable and accrued liabilities	4,847	(275)	(1,420)
Income taxes payable	(563)	726	(3,341)

Net cash provided by operating activities	95,357	69,756	68,118

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(6,240)	(14,645)	(4,782)
Purchases of property and equipment	(15,478)	(16,270)	(26,434)
Proceeds from asset dispositions	1,096	2,118	3,279

Net cash used in investing activities	(20,622)	(28,797)	(27,937)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	13,527	29,822	359,200
Payments on bank credit facilities	(73,768)	(63,719)	(384,359)
Payments on long-term debt	(15,748)	(8,790)	(7,431)
Payments to repurchase common stock	—	—	(7,354)
Proceeds from exercise of stock options	1,940	2,016	233

Net cash used in financing activities	(74,049)	(40,671)	(39,711)

NET INCREASE IN CASH AND CASH EQUIVALENTS	686	288	470
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,955	8,667	8,197

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,641	$8,955	$8,667

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)

1. BUSINESS

        Consolidated Graphics, Inc. (collectively with its subsidiaries referred to as "the Company") is a leading national provider of commercial printing services with 65 printing facilities in 25 states and is recognized as the largest sheet-fed and half-web commercial printing company in the United States. The Company is focused on adding value to its printing businesses by providing the financial and operational strengths, management support and technological advantages associated with a national organization.

        The Company's printing businesses maintain their own sales, customer service, estimating and planning, prepress, production and accounting departments. The Company's corporate headquarters staff provides support to its printing businesses in such areas as human resources, purchasing and management information systems. The Company also maintains centralized treasury, risk management, tax and consolidated financial reporting activities.

        The majority of the Company's sales are derived from commercial printing services, which include electronic prepress, printing, finishing, storage and delivery of high quality, custom-designed products. Examples of such products include high-quality, multicolor marketing materials, product and capability brochures, point-of-purchase displays, direct mail pieces, shareholder communications, catalogs and training manuals. The Company also serves its customers by providing a variety of print-related services, including fulfillment and mailing services and Internet-based software solutions and electronic media services through CGXmedia.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

Accounting Policies

        The accounting policies of the Company reflect industry practices and conform to accounting principles generally accepted in the United States. The more significant of such accounting policies are described below.

        Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company's operations constitute one reportable segment because all of its printing businesses operate in the commercial printing industry and exhibit similar economic characteristics.

        Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis and rely on historical experience and various other factors that we believe to be reasonable under the circumstances to determine such estimates. Because uncertainties with respect to estimates and assumptions are inherent in the preparation of financial statements, actual results could differ from these estimates.

        Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

        Revenue Recognition and Accounts Receivable—The Company recognizes revenue upon delivery of each job. Losses, if any, on jobs are recognized at the earliest date such amount is determinable. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 10% of the Company's revenues during the years ended March 31, 2003, 2002 and 2001. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Accounts receivable in the accompanying consolidated balance sheets are reflected net of allowance for doubtful accounts of $1,637 and $1,847 at March 31, 2003 and 2002.

        Inventories—Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. The carrying values of inventories are set forth below:

	March 31
	2003	2002
Raw materials	$10,283	$11,076
Work in progress	15,480	18,543
Finished goods	2,666	3,152

	$28,429	$32,771

        Impairment of Long-Lived Assets—Effective April 1, 2002, the Company determines the realization of goodwill and other intangibles in accordance with SFAS No. 142, Goodwill and Other Intangible Assets and its other long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 142, the Company determines fair value using capitalization of earnings estimates and market valuation multiples for each reporting unit. Under SFAS No. 144, the Company compares the carrying value of long-lived assets to its projection of future undiscounted cash flows attributable to such assets, as well as evaluates other factors such as business trends and general economic conditions. In the event that the carrying value exceeds the future undiscounted cash flows, the Company records an impairment charge against income equal to the excess of the carrying value over the asset's fair value. Prior to April 1, 2002, the Company evaluated its property, equipment, and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company recorded an impairment loss totaling $3,346 related to the consolidation of three facilities and exiting a portion of its business at a fourth location during fiscal 2001. See also Other Information—"Special Charge" below.

        Accrued Liabilities—The significant components of accrued liabilities are as follows:

	March 31
	2003	2002
Compensation and benefits	$20,098	$18,934
Manufacturing materials and services	5,483	3,998
Sales and property taxes	2,270	2,743
Other	11,605	11,707

	$39,456	$37,382

        Stock-Based Compensation—In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends

SFAS No. 123, Accounting for Stock-Based Compensation, by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the provisions of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations.

        The Company's only stock-based compensation plan is the Consolidated Graphics, Inc. Long-Term Incentive Plan (the "Plan"), which has been approved by the Company's shareholders. Under this Plan, employees of the Company and certain non-employee members of the Company's Board of Directors have been, or may be, granted options to purchase shares of the Company's common stock at a price not less than the market price of the stock at the date of grant. The Company has adopted the disclosure requirements of SFAS No. 148 as of March 31, 2003, however as permitted under SFAS No. 123 continues to use the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense or liability is recognized for such options in the accompanying consolidated financial statements since all options were granted at the fair market value of the stock at the date of grant.

        Had the Company used the fair-value-based method of accounting for the Plan prescribed by SFAS No. 123 and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net income (loss) and earnings (loss) per share as reported would have been reduced to the following pro forma amounts:

	Year Ended March 31
	2003	2002	2001
Net income (loss) as reported	$(87,315)	$16,680	$22,111
Less: pro forma compensation expense	(2,493)	(2,226)	(2,783)

Pro forma net income (loss)	$(89,808)	$14,454	$19,328

Basic Earnings (Loss) Per Share:
Net income (loss) as reported	$(6.58)	$1.27	$1.68
Less: pro forma compensation expense	(.18)	(.21)	(.19)

Pro forma net income (loss)	$(6.76)	$1.06	$1.49

Diluted Earnings (Loss) Per Share:
Net income (loss) as reported	$(6.47)	$1.25	$1.68
Less: pro forma compensation expense	(.17)	(.21)	(.20)

Pro forma net income (loss)	$(6.64)	$1.04	$1.48

        The pro forma compensation expense may not be representative of future amounts because options vest over several years and additional options may be granted in future years. For purposes of determining pro forma compensation expense, the Company determined the weighted-average fair value of options on the grant date ($9.26 in 2003, $10.96 in 2002 and $7.50 in 2001) by utilizing the Black-Scholes option-pricing model with the following key assumptions:

	2003	2002	2001
Dividend yield	—	—	—
Expected volatility	53.2%	41.3%	60.4%
Average risk-free interest rate	3.8%	5.0%	5.8%
Average expected life	5.0 yrs.	9.0 yrs.	7.6 yrs.

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

  Recent Accounting Pronouncements—

        SFAS No. 145, Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002. This statement requires that gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management does not believe that the adoption of SFAS No. 145 will have a material impact on its financial position or results of operations.

        SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002 and was effective for exit or disposal activities initiated after December 31, 2002, with early adoption permitted. SFAS No. 146 requires that exit or disposal costs be recorded at their fair value when they are incurred. The Company's adoption of SFAS No. 146 as of October 1, 2002 did not have a material impact on its financial position or results of operations.

        SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management does not believe that the adoption of SFAS No. 149 will have a material impact on its financial position or results of operations.

        SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that the adoption of SFAS No. 150 will have a material impact on its financial position or results of operations.

        The FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in November 2002 and FIN No. 46,

Consolidation of Variable Interest Entities, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interests other than voting interests should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. Management does not believe the adoption of FIN No. 46 will have a material impact on its financial position or results of operations.

Other Information

        Supplemental Cash Flow Information—The consolidated statements of cash flows provide information about the Company's sources and uses of cash and exclude the effects of non-cash transactions. Significant non-cash transactions primarily include the assumption and/or issuance of debt related to the acquisition of certain printing businesses (see Note 4. Acquisitions) and the issuance of term equipment notes related to the purchase of printing equipment (see Note 6. Long-Term Debt). The Company issued term equipment notes to finance the purchase of certain new equipment totaling $6,014, $5,855 and $31,540 during the years ended March 31, 2003, 2002 and 2001.

        The Company paid (or received) cash for interest and income taxes, net of refunds, totaling $10,286 and $(534) in 2003, $14,767 and $64 in 2002, and $22,164 and $11,121 in 2001.

        Earnings (Loss) Per Share—Basic earnings (loss) per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflect net income divided by the weighted average number of common shares and dilutive stock options outstanding.

        Related Party Transactions—In the normal course of business, the Company leases certain real estate from individuals who formerly owned an acquired printing business and are now employed by the Company.

        Special Charge—The Company recorded a special charge of $6,440 ($4,117 after tax) during the fourth quarter of fiscal 2001 related to direct and incremental costs primarily associated with combining the operations at three small, under-performing locations into nearby facilities and exiting a portion of its business at a fourth location. The components of the charge are impairment of property and equipment values totaling $2,272, impairment of goodwill totaling $1,074, facility exit costs totaling $1,504 and other direct costs totaling $1,590.

        Impairment losses were calculated based on the excess of the recorded value of property and equipment over each asset's respective fair value using recent comparable market data. Other direct costs included primarily payroll-related expenses, incremental costs necessary to maintain buildings and equipment after the shutdown of each facility, costs incurred for work-in-process unable to be completed and billed due to the closings, and professional service fees. Additionally, costs totaling $160 and $235 related to items incurred but not yet paid were reflected in accrued liabilities as of March 31, 2003 and 2002.

        Fair Value of Financial Instruments—The Company's financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the fair value of its variable rate debt obligations, which totaled $98,088 and $159,552 at March 31, 2003 and 2002, approximated their recorded values. The Company estimates that the fair value of its fixed rate debt obligations totaling $65,674 at March 31, 2003 was $67,268. The Company estimates that the fair value of its fixed rate debt obligations totaling $74,185 at March 31, 2002 was $74,998. Estimates of fair value are based on interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.

        Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The Company's cash deposits are held in large, national financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited because the Company's printing businesses provide services to a large, diverse group of customers in various geographical regions. Management performs ongoing credit evaluations of its customers and generally does not require collateral for the extension of credit.

3. ACCOUNTING CHANGE

        Effective April 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which required it to discontinue amortizing goodwill, perform an initial transitional impairment test and conduct an annual impairment test thereafter to determine if the remaining balance of goodwill of each of its reporting units should be reduced to reflect its estimated fair value. Prior to its adoption of SFAS No. 142, the Company periodically evaluated whether the remaining balance of goodwill was recoverable by assessing current and future levels of income and cash flows on an undiscounted basis, as well as other factors, such as business trends and general market conditions. The Company determined that each of its individual printing businesses constitutes a stand-alone reporting unit under SFAS No. 142. The Company determines fair value for each reporting unit using capitalization of earnings estimates and market valuation multiples. As of April 1, 2002, net goodwill balances attributable to each of the Company's reporting units were tested for impairment by comparing the fair value of each reporting unit to its carrying value. Based on these impairment tests, the Company recognized a transitional impairment charge of $74,376, net of a deferred tax benefit of $15,379, which is reflected as a cumulative effect of accounting change in the accompanying consolidated income statement.

        As of March 31, 2003, the Company conducted its annual valuation test and recorded a pre-tax goodwill impairment charge of $38,033, which is reflected as goodwill impairment in the accompanying consolidated income statement. The impairment resulted principally from the impact that the continued weakness in printing industry conditions and other negative economic factors had on the Company's reporting units.

        Had the provisions of SFAS No. 142 been in effect for all periods presented in the accompanying consolidated financial statements, net income (loss) and earnings (loss) per share as reported would have been reported on the following pro forma basis:

	Year Ended March 31
	2003	2002	2001
Net income (loss) as reported	$(87,315)	$16,680	$22,111
Add: cumulative effect of accounting change, net of tax	74,376	—	—
Add: goodwill amortization	—	5,373	5,279
Less: tax benefit of deductible goodwill amortization	—	(767)	(606)

Pro forma net income (loss)	$(12,939)	$21,286	$26,784

Basic Earnings (Loss) Per Share:
Net income (loss) as reported	$(6.58)	$1.27	$1.68
Add: cumulative effect of accounting change, net of tax	5.60	—	—
Add: goodwill amortization	—	.41	.40
Less: tax benefit of deductible goodwill amortization	—	(.06)	(.05)

Pro forma net income (loss)	$(.98)	$1.62	$2.03

Diluted Earnings (Loss) Per Share:
Net income (loss) as reported	$(6.47)	$1.25	$1.68
Add: cumulative effect of accounting change, net of tax	5.51	—	—
Add: goodwill amortization	—	.40	.40
Less: tax benefit of deductible goodwill amortization	—	(.06)	(.05)

Pro forma net income (loss)	$(.96)	$1.59	$2.03

4. ACQUISITIONS

        All of the Company's acquisitions have been accounted for using the purchase method of accounting. Revenues and expenses of the acquired businesses have been included in the accompanying consolidated financial statements beginning on their respective dates of acquisition. The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair market value and may be prospectively revised if and when additional information the Company is awaiting concerning certain asset and liability valuations is obtained, provided that such information is received no later than one year after the date of acquisition. Contingent transaction consideration pursuant to earnout agreements is accrued as an additional cost of the transaction when payment thereof is deemed to be probable by the Company.

        During fiscal 2003, the Company acquired the business and assets of two companies located near Baltimore, Maryland, one of which was immediately merged into another existing operation of the Company. To complete these acquisitions, in the aggregate, the Company paid cash totaling $4,205. The allocation of the purchase price of the businesses acquired in fiscal 2003 included current assets of $3,627, property and equipment of $1,012 and other assets of $655, less current liabilities assumed of $1,089.

        During fiscal 2002, the Company acquired the assets of three printing businesses. To complete these acquisitions, in the aggregate, the Company paid cash totaling $11,231 and issued debt totaling $5,129. The allocation of the purchase price of the businesses acquired in fiscal 2002 included current assets of $11,704 and property and equipment of $9,990, less current liabilities assumed of $5,334.

        The following table sets forth unaudited pro forma information and assumes that each of the acquisitions in fiscal 2003 occurred at the beginning (April 1) of the fiscal years ended March 31, 2003 and 2002.

	Year Ended March 31
	2003	2002
	(Unaudited)
Sales	$713,470	$708,184
Net income (loss)	(87,186)	18,951
Diluted earnings (loss) per share	(6.46)	1.42

        The preceding pro forma financial information does not purport to be indicative of the Company's financial position or results of operations that would have occurred had the transactions been completed at the beginning of the period presented, nor does such pro forma information purport to indicate the Company's results of operations at any future date or for any future period.

        Additionally, to satisfy certain liabilities of previously acquired printing businesses or pursuant to earnout agreements, the Company paid cash of $2,035, $3,414 and $4,782 in fiscal years 2003, 2002 and 2001.

5. PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost, net of accumulated depreciation. The costs of major renewals and betterments are capitalized; repairs and maintenance costs are expensed when incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the various classes of assets.

        The following is a summary of the Company's property and equipment and their estimated useful lives:

	March 31
			Estimated Life in Years
Description	2003	2002
Land	$7,907	$7,982	—
Buildings and leasehold improvements	55,444	53,720	5-30
Machinery and equipment	328,539	318,377	7-20
Computer equipment and software	21,820	22,057	2-5
Furniture, fixtures and other	9,021	9,438	5-7

	422,731	411,574
Less—accumulated depreciation	(144,597)	(117,743)

	$278,134	$293,831

6. LONG-TERM DEBT

        The following is a summary of the Company's long-term debt as of:

	March 31
	2003	2002
Bank credit facilities	$89,040	$149,281
Term equipment notes	65,317	73,708
Other	9,405	10,748

	163,762	233,737
Less—current portion	(20,595)	(19,877)

	$143,167	$213,860

        The Company entered into a five-year $225,000 senior secured credit facility (the "Bank Credit Facility") with a syndicate of banks in December 2000. The Bank Credit Facility is composed of a $50,000 five-year term loan (the "Term Loan"), of which $25,000 was outstanding at March 31, 2003, and a $175,000 five-year revolving credit line (the "Revolving Line"), of which $60,000 was outstanding at March 31, 2003. The Term Loan requires quarterly payments of $2,500 each through September 30, 2005.

        The proceeds of the Bank Credit Facility can be used by the Company to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes, and, subject to certain restrictions, repurchase its common stock. Borrowings outstanding under the Bank Credit Facility are secured by substantially all of the Company's assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Bank Credit Facility accrue interest, at the Company's option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or (2) an alternate base rate (based upon the greater of the agent bank's prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to 1.00%. The Company is also required to pay a commitment fee on available but unused amounts ranging from .275% to .375% annually. The applicable interest rate margin and commitment fee are based upon the Company's ratio of Funded Debt to Pro Forma Consolidated EBITDA, as defined, redetermined quarterly. On March 31, 2003 borrowings outstanding under the Term Loan and the Revolving Line accrued interest at a weighted average rate of 3.48%.

        The covenants contained in the Bank Credit Facility agreement, among other things, limit the Company's ability to (i) incur secured and unsecured debt beyond specific amounts or based upon financial ratios, (ii) pledge its assets beyond specific amounts, (iii) merge, consolidate with or acquire other companies where the total consideration paid is above certain levels, (iv) change its primary business, (v) pay cash dividends, (vi) make capital expenditures or dispose of assets beyond certain levels. The Company must also meet certain financial tests relating to its leverage ratio, interest coverage ratio, fixed charge coverage ratio and consolidated net worth. The Company was in compliance with these covenants and financial tests as of March 31, 2003. The Company obtained an amendment to its Bank Credit Facility in April 2002 which specifically provided that the transitional goodwill impairment charge (see Note 3. Accounting Change) would not impact compliance with these covenants.

        In addition, the Company maintains an auxiliary revolving credit facility (the "Auxiliary Bank Facility") with a commercial bank expiring in February 2004. The Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. At March 31, 2003, borrowings outstanding under the Auxiliary Bank Facility totaled $4,040 and accrued interest at a rate of 3.09%.

        The Company's term equipment notes consist primarily of notes payable pursuant to financing agreements between the Company and various lenders (the "Lender Notes") and between the Company and the finance affiliates of two printing equipment manufacturers (the "Equipment Notes"). In October and December 2002, the Company issued Lender Notes in an aggregate principal amount of $38,472 and utilized the proceeds thereof to retire certain of the outstanding Equipment Notes. The Lender Notes are secured by the equipment that was refinanced. At March 31, 2003 outstanding borrowings under the Lender Notes totaled $36,274 and accrued interest at a weighted average rate of 5.91%. The Lender Notes provide for fixed monthly principal payments plus interest over a five-year term, ending with a balloon payment at maturity. At March 31, 2003 outstanding borrowings under the Equipment Notes totaled $26,980 and accrued interest at a weighted average rate of 6.18%. The Equipment Notes provide for fixed payments of principal and interest for a defined period of up to ten years from the date of issuance and are secured by the purchased equipment. The remaining balance of term equipment notes totaling $2,063 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions of printing businesses. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Bank Credit Facility places certain limitations on the amount of additional term note obligations the Company may incur in the future.

        The Company's remaining debt obligations consist of a promissory note totaling $4,336, industrial revenue bonds totaling $4,505 and various other debt obligations totaling $564. The Company does not have any significant financial covenants or restrictions associated with these debt obligations.

        The principal payment requirements by fiscal year under our debt obligations are: 2004—$20,595; 2005—$21,421; 2006—$79,844; 2007—$11,634; 2008—$19,667; and thereafter—$10,601.

7. INCOME TAXES

        The provision for income taxes is comprised of the following:

	Year Ended March 31
	2003	2002	2001
Current	$276	$1,590	$7,830
Deferred	4,008	9,530	7,334

	$4,284	$11,120	$15,164

        The provision for income taxes differs from an amount computed at the statutory rates as follows:

	Year Ended March 31
	2003	2002	2001
Provision (benefit) at the statutory rate	$(3,030)	$9,730	$13,046
State income taxes, net of federal income tax benefit	757	363	583
Non-deductible expenses:
Amortization of goodwill	—	1,458	1,205
Goodwill impairment	6,976	—	—
Other	(419)	(431)	330

	$4,284	$11,120	$15,164

        Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts as measured based on enacted tax laws and regulations. The Company records a valuation allowance, when appropriate, to adjust deferred tax asset balances to the amount the Company expects to realize. The Company considers the amount of taxable income available in carryback years and future taxable income, among other factors, in assessing the potential need for a valuation allowance. The components of deferred income tax assets and liabilities are as follows:

	March 31
	2003	2002	2001
Deferred income tax liabilities:
Property and equipment	$53,474	$54,234	$44,683
Goodwill and other	426	12,103	10,283

Total deferred income tax liabilities	$53,900	$66,337	$54,966

Deferred income tax assets:
Accounts receivable and inventory	$418	$1,356	$1,379
Accruals not currently deductible	3,669	3,797	2,644

Total deferred income tax assets	$4,087	$5,153	$4,023

8. COMMITMENTS AND CONTINGENCIES

        Operating Leases—The Company has entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of its business. The Company incurred total operating lease expense of $13,627, $11,252 and $10,202 for the years ended March 31, 2003, 2002 and 2001.

        The Company's operating lease obligations by fiscal year are as follows:

	2004	2005	2006	2007	2008	Thereafter
Operating lease obligations	$11,817	$9,680	$7,409	$5,881	$4,628	$6,784

        Contingent Transaction Consideration—The Company has entered into earnout agreements in connection with certain prior year acquisitions of printing businesses. If the acquired printing businesses generate operating profits in excess of pre-determined targets, the Company may be obligated to make additional cash payments or issue additional shares of its common stock. As of March 31, 2003, the Company was contingently obligated through fiscal 2005 to make additional cash payments of up to $3,890 and issue up to 23,795 shares of its common stock for all periods in the aggregate.

        Letters of Credit—In connection with the assumption of obligations under outstanding industrial revenue bonds related to certain prior year acquisitions of printing businesses, which are reflected as debt in the accompanying consolidated financial statements, the Company had two letters of credit outstanding as of March 31, 2003 for a combined total of $4,631. These letters of credit were issued pursuant to the terms of the Bank Credit Facility, which expires in 2005, and the Company may be required to obtain replacement letters of credit at that time.

        Insurance Programs—The Company maintains third-party insurance coverage in amounts and against the risks it believes are reasonable in its circumstances. Under certain components of its insurance program, the Company shares the risk of loss with its insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. For these components, we accrue expected loss amounts which are determined using a combination of the Company's historical loss experience and subjective assessment of the Company's future loss exposure, along with advice provided by administrators and consulting actuaries. The estimates of expected loss amounts are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.

        Legal Matters—From time to time, the Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, there are no legal proceedings or claims pending against the Company that management believes will have a material adverse effect upon the Company's financial position or results of operations.

9. STOCK OPTIONS

        Employees of the Company and certain nonemployee members of the Company's Board of Directors have been or may be granted rights to purchase shares of the Company's common stock pursuant to the Consolidated Graphics, Inc. Long-Term Incentive Plan (the "Plan"). Options granted pursuant to the Plan may either be incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Options granted under the Plan are at a price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to ten years. Unvested options generally expire upon termination of employment and vested options expire six months after termination of employment. Otherwise, options expire after final vesting at the end of a fixed period not in excess of five years. At March 31, 2003, a total of 2,863,809 shares were reserved for issuance pursuant to the Plan, of which 889,990 shares were reserved for options which had not been granted.

        The following table sets forth option transactions under the Plan:

	For the Years Ended March 31
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at April 1	1,960,801	$25.02	2,160,386	$25.83	1,236,660	$38.36
Granted	460,976	18.53	461,112	19.19	1,116,069	11.18
Exercised	(141,086)	11.61	(217,087)	12.12	(55,250)	7.62
Forfeited or expired	(306,872)	23.50	(443,610)	29.61	(137,093)	27.15

Outstanding at March 31	1,973,819	24.67	1,960,801	25.02	2,160,386	25.83

Exercisable at March 31	503,914	$26.87	382,132	$31.50	398,289	$29.50

10. UNAUDITED QUARTERLY FINANCIAL DATA

        The following table contains selected unaudited quarterly financial data from the consolidated income statements for each quarter of fiscal 2003 and 2002. The Company believes this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2003:
Sales	$176,104		$181,774	$186,296	$166,105
Gross profit	43,450		44,012	44,852	37,379
Net income (loss)	(69,322	)(1)	5,385	5,747	(29,125	)(2)
Basic earnings (loss) per share	(5.25)		.41	.43	(2.18)
Diluted earnings (loss) per share	(5.11)		.40	.42	(2.13)
Fiscal 2002:
Sales	$164,435		$160,157	$153,750	$165,606
Gross profit	43,832		41,878	39,375	41,716
Net income	5,080		4,300	3,574	3,726
Basic earnings per share	.39		.33	.27	.28
Diluted earnings per share	.38		.32	.27	.28

(1)
Includes the effect of a transitional goodwill impairment charge of $74,376 net of tax pursuant to the adoption of SFAS No. 142 (see Note 3. Accounting Change).
(2)
Includes the effect of a pre-tax goodwill impairment charge of $38,033 ($31,154 net of tax) determined as of March 31, 2003 pursuant to the provisions of SFAS No. 142.

        Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal annual earnings per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        A change in independent auditors from Arthur Andersen LLP to KPMG LLP was reported on Form 8-K dated July 16, 2002.

PART III

        The information called for by "Item 10. Directors and Executive Officers of the Registrant" (except for certain information regarding executive officers which is included in Part I hereof as "Item 1. Business—Executive Officers"), "Item 11. Executive Compensation," "Item 12. Security Ownership of Certain Beneficial Owners and Management," and "Item 13. Certain Relationships and Related Transactions," is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders (presently scheduled to be held July 24, 2003) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Controls and Procedures

        Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-4(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date ("Evaluation Date") within 90 days prior to the filing date of this annual report. Based on such evaluation, our CEO and CFO have each concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Index to Financial Statements

(a)
(1)     Financial Statements (included under Item 8):

              The index to the Financial Statements is included on page 21 of this report and is incorporated herein by reference.

(a)
(2)     Financial Statement Schedules:

              Schedule II—Valuation and Qualifying Accounts.

              Independent Auditors' Report.

              Report of Independent Public Accountants on Supplementary Data.

              All other schedules have been omitted since the required information is not significant or is included in the Financial Statements or notes thereto or is not applicable.

(a)
(3)     Exhibits:

*3.1	—Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994) SEC File No. 0-24068, Exhibit 4(a)).
*3.2	—Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998. (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998) SEC File No. 0-24068, Exhibit 3.1).
*3.3	—Restated By-Laws of the Company, dated as of November 2, 1998 (Consolidated Graphics, Inc. Form 10-Q (September 30, 1998) SEC File No. 0-24068, Exhibit 3.2).

*3.4	—Amendment to the Restated By-Laws of the Company dated June 23, 1999 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1999) SEC File No. 0-24068, Exhibit 3.4).
*3.5	—Amendments to the Restated By-Laws of the Company on December 15, 1999 (Consolidated Graphics, Inc. Form 8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 3.2).
*3.6	—Amendment to the Restated By-Laws of the Company approved by the Board of Directors and effective as of December 2, 2002 (Consolidated Graphics, Inc. Form 10-Q (December 31, 2002) SEC File No. 0-24068, Exhibit 3.6).
*4	—Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998) SEC File No. 0-24068, Exhibit 4.1).
*4.1	—Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc. Form 8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 4.1).
*10	—Credit Agreement among the Company and First Union Bank as Administrative Agent and First Union Securities, Inc. as Sole Arranger and Book Runner and Bank One, N. A., as Documentation Agent, dated as of December 11, 2000 (Consolidated Graphics, Inc. Form 8-K (December 28, 2000) SEC File No. 001-12631, Exhibit 10).
*10.1	—First Amendment to Credit Agreement among the Company and Wachovia Bank, N.A (formerly known as First Union National Bank) as Administrative Agent, dated as of April 1, 2002.
*10.2	—1994 Consolidated Graphics, Inc. Long-Term Incentive Plan (Consolidated Graphics, Inc. Registration Statement on Form S-1 (Reg. No. 33-77468), Exhibit 10.14).
*10.3	—First Amendment to Consolidated Graphics, Inc. Long-Term Incentive Plan (reflecting an increase in the number of shares of Common Stock authorized to be issued thereunder from 367,500 to 967,500) (Consolidated Graphics, Inc. Registration Statement on Form S-8 (Reg. No. 333-66019), Exhibit 4.2).
*10.4	—Second Amendment to Consolidated Graphics, Inc. Long-Term Incentive Plan, (reflecting an increase in the number of shares of Common Stock authorized to be issued thereunder from 1,935,000 to 3,435,000) (Consolidated Graphics, Inc. Registration Statement on Form S-8 (Reg. No. 333-66019), Exhibit 4.3).
10.5	—Third Amendment to Consolidated Graphics, Inc. Long-Term Incentive Plan, (reflecting an increase in the number of shares of Common Stock authorized to be issued thereunder from 3,435,000 to 4,035,000).
*10.6	—Form of Loan and Security Agreement and Schedule of Term Equipment Notes with Various Lenders as of October 2002 and December 2002 (Consolidated Graphics, Inc. Form 10-Q (December 31, 2002) SEC File No. 0-24068, Exhibit 10.1).
*10.7	Employment Agreement between the Company and Joe R. Davis dated as of July 25, 2000 (Consolidated Graphics, Inc. Form 10-K (March 31, 2001) SEC File No. 0-24068, Exhibit 10.7).
*10.8	Change in Control Agreement between the Company and Joe R. Davis dated as of July 25, 2000 (Consolidated Graphics, Inc. Form 10-K (March 31, 2001) SEC File No. 0-24068, Exhibit 10.8).
*10.9	Employment Agreement between the Company and G. Christopher Colville dated as of March 1, 2002 (Consolidated Graphics, Inc. Form 10-K (March 31, 2002) SEC File No. 0-24068, Exhibit 10.5).
*10.10	Change in Control Agreement between the Company and G. Christopher Colville dated as of March 1, 2002 (Consolidated Graphics, Inc. Form 10-K (March 31, 2002) SEC File No. 0-24068, Exhibit 10.6).

21	—List of Subsidiaries.
23.1	—Consent of KPMG LLP.
24	—Powers of Attorney.
99.1	Certification of Joe R. Davis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of G. Christopher Colville pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference.

(b)
Reports on Form 8-K:
  1)
  Form 8-K, filed January 22, 2003, in connection with the press release announcing the Company's fiscal 2003 third quarter results.

  2)
  Form 8-K, filed February 4, 2003, in connection with the press release announcing the appointment of Jerry Brofft as the Company's Executive Vice President of Purchasing.

  3)
  Form 8-K, filed February 14, 2003, in connection with the announcement of the Company's submission to the Securities and Exchange Commission of the certifications of its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  4)
  Form 8-K, filed March 13, 2003, in connection with the press release announcing revised guidance for the Company's fourth quarter ending March 31, 2003.

  5)
  Form 8-K, filed April 23, 2003, in connection with the press release announcing the Company's fiscal 2003 fourth quarter results.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Amount Charged to Expense	Utilization of Reserve (Net of Recoveries)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended March 31, 2003	$1,847	$1,633	$(1,843)	$1,637
Year Ended March 31, 2002	2,698	1,373	(2,224)	1,847
Year Ended March 31, 2001	2,763	1,467	(1,532)	2,698

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Consolidated Graphics, Inc.:

Under date of May 30, 2003, we reported on the consolidated balance sheets of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended, which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the Valuation and Qualifying Accounts Schedule (Schedule II) listed in the index at Item 15(a)(2) for the period indicated above. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audit.

In our opinion, the financial information presented in Schedule II for the year ended March 31, 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The consolidated financial statements and Schedule II of Consolidated Graphics, Inc. and subsidiaries for the years ended March 31, 2002 and 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and Schedule II in their report dated May 17, 2002.

KPMG LLP

Houston, Texas
May 30, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON SUPPLEMENTARY DATA

This report is a copy of a previously issued report; the predecessor auditor has ceased operations and has not reissued this report; the previously issued report refers to financial statements and supplementary data not physically included in this document.

To the Shareholders of Consolidated Graphics, Inc.:

        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Consolidated Graphics, Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated May 17, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Valuation and Qualifying Accounts Schedule (Schedule II) listed in the index at Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. Schedule II has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
May 17, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Houston, State of Texas on the 12 day of June 2003.

CONSOLIDATED GRAPHICS, INC.
By:	/s/ JOE R. DAVIS Joe R. Davis Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOE R. DAVIS Joe R. Davis	Chief Executive Officer and Director (Principal Executive Officer)	June 12, 2003
/s/ G. CHRISTOPHER COLVILLE G. Christopher Colville	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	June 12, 2003
/s/ LARRY J. ALEXANDER* Larry J. Alexander	Director
/s/ BRADY F. CARRUTH* Brady F. Carruth	Director
/s/ GARY L. FORBES* Gary L. Forbes	Director
/s/ JAMES H. LIMMER* James H. Limmer	Director
/s/ HUGH N. WEST* Hugh N. West	Director
*By:	/s/ JOE R. DAVIS

	Joe R. Davis Attorney-in-Fact	June 12, 2003

CERTIFICATION

I, Joe R. Davis, certify that:

1.
I have reviewed this annual report on Form 10-K of Consolidated Graphics, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003	/s/ Joe R. Davis Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, G, Christopher Colville, certify that:

1.
I have reviewed this annual report on Form 10-K of Consolidated Graphics, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003	/s/ G. Christopher Colville Executive Vice President, Chief Financial and Accounting Officer and Secretary (Principal Financial and Accounting Officer)

QuickLinks

INDEX
PART I
  Item 1. Business
  Item 2. Properties and Facilities
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market For Registrant's Common Equity And Related Shareholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSOLIDATED GRAPHICS, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
CONSOLIDATED GRAPHICS, INC. CONSOLIDATED INCOME STATEMENTS (In thousands, except per share data)
CONSOLIDATED GRAPHICS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands)
CONSOLIDATED GRAPHICS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
CONSOLIDATED GRAPHICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share data and percentages)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY DATA
SIGNATURES
CERTIFICATION
CERTIFICATION