Form 10-Q
period 2003-06-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2003-08-14
CIK 921500

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-24068

CONSOLIDATED GRAPHICS, INC.
(Exact name of Registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0190827 (I.R.S. Employer Identification No.)
5858 Westheimer Road, Suite 200 Houston, Texas (Address of principal executive offices)	77057 (Zip Code)

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

 Yes ☒    No ☐

        The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at July 31, 2003 was 13,404,798.

CONSOLIDATED GRAPHICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2003	March 31, 2003
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,351	$9,641
Accounts receivable, net	99,661	107,137
Inventories	29,746	28,429
Prepaid expenses	5,025	5,103
Deferred income taxes	4,216	4,087

Total current assets	148,999	154,397
PROPERTY AND EQUIPMENT, net	272,280	278,134
GOODWILL, net	72,538	72,503
OTHER ASSETS	7,105	7,549

	$500,922	$512,583

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$20,460	$20,595
Accounts payable	31,093	34,194
Accrued liabilities	43,352	39,456
Income taxes payable	48	48

Total current liabilities	94,953	94,293
LONG-TERM DEBT, net of current portion	125,825	143,167
DEFERRED INCOME TAXES	55,146	53,900
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 13,361,003 and 13,346,949 issued and outstanding	133	133
Additional paid-in capital	159,730	159,520
Retained earnings	65,135	61,570

Total shareholders' equity	224,998	221,223

	$500,922	$512,583

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30
	2003	2002
SALES	$165,829	$176,104
COST OF SALES	126,768	132,654

Gross profit	39,061	43,450
SELLING EXPENSES	18,160	19,452
GENERAL AND ADMINISTRATIVE EXPENSES	13,183	12,989

Operating income	7,718	11,009
INTEREST EXPENSE, net	1,968	2,858

Income before taxes and accounting change	5,750	8,151
INCOME TAXES	2,185	3,097

Income before accounting change	3,565	5,054
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax	—	74,376

Net income (loss)	$3,565	$(69,322)

BEFORE ACCOUNTING CHANGE
Basic earnings per share	$.27	$.38
Diluted earnings per share	$.26	$.37
AFTER ACCOUNTING CHANGE
Basic earnings (loss) per share	$.27	$(5.25)
Diluted earnings (loss) per share	$.26	$(5.11)
SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	13,350	13,209
Diluted	13,617	13,563

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30
	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$3,565	$(69,322)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Cumulative effect of accounting change, net of tax	—	74,376
Depreciation and amortization	8,842	9,134
Deferred income tax provision	1,117	3,540
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	7,476	14,443
Inventories	(1,272)	1,268
Prepaid expenses	78	456
Other assets	(474)	1,824
Accounts payable and accrued liabilities	850	(1,319)
Income taxes payable	—	1,084

Net cash provided by operating activities	20,182	35,484

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(416)	(4,338)
Purchases of property and equipment	(2,336)	(4,374)
Proceeds from asset dispositions	1,234	510

Net cash used in investing activities	(1,518)	(8,202)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	919	418
Payments on bank credit facilities	(15,300)	(25,031)
Payments on long-term debt	(3,783)	(2,145)
Proceeds from exercise of stock options	210	114

Net cash used in financing activities	(17,954)	(26,644)

NET INCREASE IN CASH AND CASH EQUIVALENTS	710	638
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,641	8,955

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,351	$9,593

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively, the "Company"). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2003 has been derived from the 2003 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission in June 2003.

        Earnings (Loss) Per Share—Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflect net income (loss) divided by the weighted average number of common shares and dilutive stock options outstanding.

        Supplemental Cash Flow Information—The consolidated statements of cash flows provide information about the Company's sources and uses of cash and exclude the effects of non-cash transactions. The Company issued term notes payable totaling $687 (see Note 4. Long-Term Debt) during the three months ended June 30, 2003 to finance the purchase of certain new equipment. For the three months ended June 30, 2003, the Company paid (or received) cash for interest and income taxes, net of refunds, totaling $1,906 and $(3,126). For the three months ended June 30, 2002, the Company paid (or received) cash for interest and income taxes, net of refunds, totaling $2,891 and $(2,880).

        Stock-Based Compensation—The Company's only stock-based compensation plan is the Consolidated Graphics, Inc. Long-Term Incentive Plan (the "Plan"), which has been approved by the Company's shareholders. Under this Plan, employees of the Company and certain non-employee members of the Company's Board of Directors have been, or may be, granted options to purchase shares of the Company's common stock at a price not less than the market price of the stock at the date of grant. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, as of March 31, 2003, however as permitted under SFAS No. 123 continues to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense or liability has been recognized by the Company in the accompanying consolidated financial statements for granted options since all were granted at the fair market value of the stock at the date of grant.

        Had the Company used the fair-value-based method of accounting prescribed by SFAS No. 123 and charged compensation expense against income over the vesting period for granted options at their fair value at the date of grant, net income (loss) and earnings (loss) per share as reported would have been reduced to the following pro forma amounts:

	Three Months Ended June 30
	2003	2002
Net income (loss) as reported	$3,565	$(69,322)
Less: pro forma compensation expense	(649)	(623)

Pro forma net income (loss)	$2,916	$(69,945)

Basic Earnings (Loss) Per Share:
Net income (loss) as reported	$.27	$(5.25)
Less: pro forma compensation expense	(.05)	(.05)

Pro forma net income (loss)	$.22	$(5.30)

Diluted Earnings (Loss) Per Share:
Net income (loss) as reported	$.26	$(5.11)
Less: pro forma compensation expense	(.05)	(.05)

Pro forma net income (loss)	$.21	$(5.16)

        The pro forma compensation expense may not be representative of future amounts because options vest over several years and generally expire upon termination of employment, and additional options may be granted in future years. For purposes of determining pro forma compensation expense, the weighted-average fair value of options on the grant date for the three months ended June 30, 2003 was $6.75, determined by the Company utilizing the Black-Scholes option-pricing model with the following key assumptions—dividend yield of 0.0%, expected volatility of 39.3%, average risk-free interest rate of 2.4% and average expected life of 5 years.

        The Black-Scholes model, as well as other currently accepted option valuation models, calculate the fair value of freely tradable, fully transferable options without vesting and/or trading restrictions, which significantly differ from the provisions associated with the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management does not believe this model provides a reliable single measure of the fair value of the Company's stock option awards.

2. ACCOUNTING CHANGE

        Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which required it to discontinue amortizing goodwill, perform an initial transitional impairment test and conduct annual impairment tests to determine if the remaining balance of goodwill of each of its reporting units should be reduced to reflect its estimated fair value. Prior to its adoption of SFAS No. 142, the Company periodically evaluated whether the remaining balance of goodwill was recoverable by assessing current and future levels of income and cash flows on an undiscounted basis, as well as other factors, such as business trends and general market conditions. The Company determined that each of its individual printing businesses constitutes a stand-alone reporting unit under SFAS No. 142. The Company determines fair value under SFAS No. 142 using capitalization of earnings estimates and market valuation multiples. A number of factors could cause the Company to further impair its goodwill balance at the date of its annual impairment test, which is March 31. These factors include a decline in the financial performance of an individual reporting unit due to adverse business developments and/or changes in general market conditions, as well as a decline in market valuation multiples.

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

3. ACQUISITIONS

        In July 2003, the Company acquired the business and assets of Custom Graphics of Solon, Ohio, which was immediately merged into another existing operation of the Company. To complete this acquisition, the Company paid cash totaling $3,696.

4. LONG-TERM DEBT

        The following is a summary of the Company's long-term debt as of:

	June 30, 2003	March 31, 2003
Bank credit facilities	$74,659	$89,040
Term equipment notes	62,231	65,317
Other	9,395	9,405

	146,285	163,762
Less current portion	(20,460)	(20,595)

	$125,825	$143,167

        The Company entered into a five-year $225,000 senior secured credit facility (the "Bank Credit Facility") with eleven banks in December 2000. The Bank Credit Facility is composed of a $50,000 five-year term loan (the "Term Loan"), of which $22,500 was outstanding at June 30, 2003, and a $175,000 five-year revolving credit line (the "Revolving Line"), of which $47,200 was outstanding at June 30, 2003. The Term Loan requires quarterly payments of $2,500 each through September 30, 2005.

        The proceeds of the Bank Credit Facility can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes, and subject to certain restrictions, repurchase the Company's common stock. Borrowings outstanding under the Bank Credit Facility are secured by substantially all of the Company's assets other than real estate and certain equipment subject to term equipment notes and other financing. Borrowings under the Bank Credit Facility accrue interest, at the Company's option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or (2) an alternate base rate (based upon the greater of the agent bank's prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to 1.00%. The Company is also required to pay a commitment fee on available but unused amounts ranging from .275% to .375% annually. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Bank Credit Facility, and are redetermined quarterly. On June 30, 2003, borrowings outstanding under the Term Loan and the Revolving Line accrued interest at a weighted average rate of 3.27%.

        The Company is subject to certain covenants and restrictions and must meet certain financial tests as defined in the Bank Credit Facility. The Company was in compliance with these covenants and financial tests at June 30, 2003.

        In addition, the Company maintains an auxiliary revolving credit facility (the "Auxiliary Bank Facility") with a commercial bank expiring in February 2004. The Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. At June 30, 2003, borrowings outstanding under the Auxiliary Bank Facility totaled $4,959 and accrued interest at 3.07%.

        The Company's term equipment notes consist primarily of notes payable pursuant to financing agreements between the Company and various lenders (the "Lender Notes") and between the Company and two printing equipment manufacturers (the "Equipment Notes"). At June 30, 2003 outstanding borrowings under the Lender Notes totaled $34,900 and accrued interest at a weighted average rate of 5.91%. The Lender Notes provide for fixed monthly principal payments plus interest over a five-year term, ending with a balloon payment at maturity and are secured by the purchased equipment. At June 30, 2003 outstanding borrowings under the Equipment Notes totaled $25,376 and accrued interest at a weighted average rate of 6.15%. The Equipment Notes provide for fixed payments of principal and interest for defined periods of up to ten years from the date of issuance and are secured by the purchased equipment. The remaining balance of term equipment notes totaling $1,955 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Bank Credit Facility places certain limitations on the amount of additional term note obligations the Company may incur in the future.

        The Company's other debt obligations consist of a promissory note totaling $4,356, industrial revenue bonds totaling $4,505 and various other debt obligations totaling $534. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

5. RECENT ACCOUNTING PRONOUNCEMENTS

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

        SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe the adoption of SFAS No. 150 will have a material impact on its financial position or results of operations.

        The FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, in January 2003, which requires that a company that controls another entity through interests other than voting interests should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. Management does not believe the adoption of FIN No. 46 will have a material impact on its financial position or results of operations.

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

        The following discussion of the financial condition and performance of our Company should be read in conjunction with the consolidated financial statements included herein and the consolidated financial statements and related notes and other detailed information regarding our Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and other reports filed by us with the Securities and Exchange Commission. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2004 or any periods thereafter.

Overview

        Our Company is a leading national provider of commercial printing services with 65 printing facilities in 25 states and is recognized as the largest sheet-fed and half-web commercial printing company in the United States. We are focused on adding value to our operating companies by providing the financial and operational strengths, management support and technological advantages associated with a national organization. Our strategy currently includes the following initiatives to generate sales and profit growth:

  •
  Internal Sales Growth—In the midst of prevailing difficult industry conditions, we seek to use our competitive advantages to expand market share by investing in new equipment and technology, expanding our national accounts program and developing complementary, value-added services.

  •
  Disciplined Acquisition Program—We selectively pursue opportunities to acquire well-managed printing businesses at reasonable prices.

  •
  Cost Savings—Because of our size and national presence, we leverage our economies of scale to purchase supplies and equipment at preferential prices, as well as continuously monitor and adjust our labor costs where necessary to better match print demand.

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

        Our cost of sales mainly consists of raw materials consumed in the printing process, as well as labor and outside services. Paper is the largest component of our materials cost; however, fluctuations in paper prices generally do not significantly impact our operating margins because any changes in paper pricing are generally passed on by our printing businesses. Additionally, our cost of sales includes maintenance, repair, rental and insurance costs associated with operating our facilities and equipment, along with depreciation charges.

        Our selling expenses generally include the salary and commissions paid to our sales professionals or third-party sales agents, along with promotional, travel and entertainment costs. Our general and administrative expenses generally include the salary and benefits paid to support personnel at our printing businesses and our corporate staff, as well as office rent, utilities and communications expenses, and various professional fees.

Results of Operations

        The following tables set forth the Company's historical consolidated income statements for the periods indicated:

			As a Percentage of Sales
	Three Months Ended June 30		Three Months Ended June 30
	2003	2002	2003	2002
	(In millions)
Sales	$165.8	$176.1	100.0%	100.0%
Cost of sales	126.7	132.7	76.4	75.3

Gross profit	39.1	43.4	23.6	24.7
Selling expenses	18.2	19.5	11.0	11.0
General and administrative expenses	13.2	12.9	7.9	7.4

Operating income	7.7	11.0	4.7	6.3
Interest expense, net	2.0	2.9	1.2	1.7

Income before taxes and accounting change	5.7	8.1	3.5	4.6
Income taxes	2.1	3.0	1.4	1.7

Income before accounting change	$3.6	$5.1	2.1%	2.9%

Analysis of Consolidated Income Statements for the Quarter Ended June 30, 2003 as Compared to the Quarter Ended June 30, 2002

        Sales for the current quarter decreased 6% to $165.8 million from $176.1 million in the corresponding quarter a year ago. The decrease primarily reflects reduced print demand and competitive pricing pressures as a result of the continued economic weakness in the United States.

        Gross profit margin for the current quarter declined to 23.6% from 24.7% in the corresponding quarter a year ago, reflecting continued pricing pressures and prevailing adverse industry conditions.

        Selling expenses for the current quarter decreased 7% to $18.2 million from $19.5 million in the corresponding quarter a year ago. This decline is directly attributable to the reduced sales levels noted above. As a percentage of sales, selling expenses for the quarter remained constant at 11.0% compared to the corresponding quarter a year ago.

        General and administrative expenses for the current quarter increased 2% to $13.2 million from $12.9 million in the corresponding quarter a year ago. As a percentage of sales, general and administrative expenses for the quarter increased to 7.9% from 7.4% in the corresponding quarter a year ago. While our fixed administrative cost structure necessary to maintain our current level of operations remained relatively constant, the impact of the sales decline noted above resulted in the percentage increase.

        Interest expense for the current quarter decreased 31% to $2.0 million from $2.9 million in the corresponding quarter a year ago. The decrease is primarily due to lower borrowings outstanding under our variable-rate bank credit facility, coupled with a more favorable interest rate environment as compared to the prior year.

        Effective April 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142 which required us to perform a series of transitional impairment tests pertaining to the valuation of our outstanding goodwill balance, which totaled $199.3 million as of March 31, 2002. Pursuant to the adoption of SFAS No. 142, we determined that an after-tax impairment charge of $74.4 million was required, which was classified as the cumulative effect of an accounting change.

        We provided for incomes taxes of $2.1 million in the current quarter, as compared to $3.0 million in the corresponding quarter a year ago, and our effective tax rate remained constant at 38% for both periods.

Liquidity and Capital Resources

Sources and Uses of Cash

        Our historical sources of cash have primarily been cash provided by operations or borrowings under our bank credit facilities. Our historical uses of cash have been for acquisitions of printing businesses, capital expenditures, and payment of principal and interest on outstanding debt obligations. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our consolidated statements of cash flows and notes thereto included in Item 1. Financial Statements:

	Three Months Ended June 30
	2003	2002
	(In millions)
Net cash provided by operating activities	$20.2	$35.5
Acquisitions of businesses	(.4)	(4.3)
Capital expenditures	(2.3)	(4.4)
Net repayments under bank credit facilities	(14.4)	(24.6)
Payments on term equipment notes and other debt	(3.8)	(2.1)

        Additionally, our cash position, working capital and debt obligations are shown below for the periods indicated and should be read in conjunction with our consolidated balance sheets and notes thereto included in Item 1. Financial Statements:

	June 30, 2003	March 31, 2003
	(In millions)
Cash and cash equivalents	$10.4	$9.6
Working capital	54.0	60.1
Total debt obligations	146.3	163.8

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

        In July 2003, we acquired the business and assets of Custom Graphics of Solon, Ohio, which was immediately merged into another one of our existing operations. To complete this acquisition, we paid cash totaling $3.7 million.

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

Debt Obligations

        We entered into a five-year $225.0 million senior secured credit facility (the "Bank Credit Facility") with eleven banks in December 2000. The Bank Credit Facility is composed of a $50.0 million five-year term loan (the "Term Loan"), of which $22.5 million was outstanding at June 30, 2003, and a $175.0 million five-year revolving credit line (the "Revolving Line"), of which $47.2 million was outstanding at June 30, 2003. The Term Loan requires quarterly payments of $2.5 million each through September 30, 2005.

        The proceeds of the Bank Credit Facility can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Bank Credit Facility are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Bank Credit Facility accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or (2) an alternate base rate (based upon the greater of the agent bank's prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to 1.00%. We are also required to pay a commitment fee on available but unused amounts ranging from .275% to .375% annually. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Bank Credit Facility, and are redetermined quarterly. On June 30, 2003, borrowings outstanding under the Term Loan and the Revolving Line accrued interest at a weighted average rate of 3.27%.

        We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Bank Credit Facility. We were in compliance with these covenants and financial tests at June 30, 2003.

        In addition, we maintain an auxiliary revolving credit facility (the "Auxiliary Bank Facility") with a commercial bank expiring in February 2004. This Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million. At June 30, 2003, borrowings outstanding under the Auxiliary Facility totaled $5.0 million and accrued interest at a rate of 3.07%.

        Our term equipment notes consist primarily of notes payable pursuant to financing agreements between us and various lenders (the "Lender Notes") and between us and two printing equipment manufacturers (the "Equipment Notes"). At June 30, 2003 outstanding borrowings under the Lender Notes totaled $34.9 million and accrued interest at a weighted average rate of 5.91%. The Lender Notes provide for fixed monthly principal payments plus interest over a five-year term, ending with a balloon payment upon maturity and are secured by the purchased equipment. At June 30, 2003 outstanding borrowings under the Equipment Notes totaled $25.3 million and accrued interest at a weighted average rate of 6.15%. The Equipment Notes provide for fixed payments of principal and interest for defined periods of up to ten years from the date of issuance and are secured by the purchased equipment. The remaining balance of term equipment notes totaling $2.0 million primarily consists of various secured debt obligations assumed by us in connection with certain prior year acquisitions. We are not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Bank Credit Facility places certain limitations on the amount of additional term note obligations we may incur in the future.

        Our other debt obligations consist of a promissory note totaling $4.4 million, industrial revenue bonds totaling $4.5 million and various other debt obligations totaling $.5 million. We do not have any significant financial covenants or restrictions associated with these other debt obligations.

Contractual Obligations and Other Commitments

        Operating Leases—We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $41.5 million as of June 30, 2003.

        Contingent Transaction Consideration—We have entered into earnout agreements in connection with certain prior year acquisitions of printing businesses. If the acquired printing businesses generate operating profits in excess of pre-determined targets, we may be obligated to make additional cash payments. As of June 30, 2003, we were contingently obligated through fiscal 2005 to make additional cash payments of up to $3.5 million. Based on current operating levels, we expect that the actual cash payments pursuant to these contractual obligations will be substantially less than the maximum amount indicated.

        Letters of Credit—In connection with our assumption of obligations under outstanding industrial revenue bonds related to certain prior year acquisitions of printing businesses, which are reflected as debt in the accompanying consolidated financial statements, we had two letters of credit outstanding as of June 30, 2003 for a combined total of $4.6 million. These letters of credit were issued pursuant to the terms of our Bank Credit Facility, which expires in 2005, and we may be required to obtain replacement letters of credit at that time.

        Insurance Programs—We maintain third-party insurance coverage in amounts and against risks we believe are reasonable under our circumstances. Pursuant to certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. For these components, we accrue expected loss amounts which are determined using a combination of our historical loss experience and subjective assessment of our future loss exposure, along with advice provided by administrators and consulting actuaries. The estimates of expected loss amounts are subject to uncertainties arising from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although we believe that the accrued estimated loss amounts are reasonable under the circumstances, significant differences related to the items noted above could materially affect our Company's risk exposure, insurance obligations and future expense.

Factors Which May Affect Future Results

        Our future operating results may be impacted by a number of factors, including general economic conditions and competitive factors in our industry, seasonal and cyclical variations in commercial printing demand, reasonable growth in the demand for our products and retention of key management and operating personnel. To the extent an economic slowdown causes businesses to reduce their spending on printed advertising and marketing materials, the demand for commercial printing services may be adversely affected. Further, compounding a decline in demand, competitive pricing pressures may occur and negatively impact the level of sales and profit margins generated by our printing businesses. Also, the magnitude and timing of any future acquisitions, as well as our ability to absorb and manage such businesses, will impact our future results. Because of these and other factors, there can be no assurance that we will not experience material fluctuations in our future operating results or cash flows on a quarterly or annual basis.

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

Recent Accounting Pronouncements

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

        SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe the adoption of SFAS No. 150 will have a material impact on its financial position or results of operations.

        The FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, in January 2003, which requires that a company that controls another entity through interests other than voting interests should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. Management does not believe the adoption of FIN No. 46 will have a material impact on its financial position or results of operations.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

        Market risk generally means the risk that losses may occur in the estimated fair value of certain financial instruments as a result of adverse movements in interest rates, foreign currency exchange rates and commodity prices. We do not hold or utilize derivative financial instruments which could expose our Company to significant market risk. However, we are exposed to market risk for changes in interest rates related primarily to our debt obligations, which includes borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of June 30, 2003, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's CEO and CFO have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CONSOLIDATED GRAPHICS, INC.
PART II—OTHER INFORMATION

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

        None.

ITEM 3. Defaults upon Senior Securities

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders

        On July 24, 2003 the Company held its Annual Meeting of Shareholders. The following item was submitted to a vote of shareholders through the solicitation of proxies:

  Election of Class I Directors

        The following persons were elected to serve as Class I directors on the Company's Board of Directors until the 2006 Annual Meeting of Shareholders or until their successors have been duly elected and qualified or until the earlier of their resignation or removal. Voting results were as follows:

	For	Against(1)
Larry J. Alexander	12,555,704	709,639
Brady F. Carruth	12,727,397	537,946
    (1)
    In determining the results of voting, abstentions and broker nonvotes have the same effect as a vote against the nominated director.

        Directors continuing in office as Class II directors are Gary L. Forbes and James H. Limmer and as Class III directors are Joe R. Davis and Hugh N. West, M.D.

ITEM 5. Other Information

        None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
*3.1
Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994) SEC File No. 0-24068, Exhibit 4(a) ).
*3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998) SEC File No. 0-24068, Exhibit 3.1).
*3.3	Restated By-Laws of the Company, dated as of November 2, 1998 (Consolidated Graphics, Inc. Form

10-Q (September 30, 1998) SEC File No. 0-24068, Exhibit 3.2).
*3.4	Restated By-Laws of the Company, as amended on June 23, 1999 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1999) SEC File No. 0-24068, Exhibit 3.4).
*3.5	Amendments to the Restated By-Laws of the Company effective as of December 15, 1999 (Consolidated Graphics, Inc. Form8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 3.2).
*3.6	Amendment to the Restated By-Laws of the Company approved by the Board of Directors and effective as of December 2, 2002 (Consolidated Graphics, Inc. Form 10-Q (December 31, 2002) SEC File No. 0-24068, Exhibit 3.6).
*4	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998) SEC File No. 0-24068, Exhibit 4.1).
*4.1	Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc Form 8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 4.1).
31.1	Certification of Joe R. Davis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of G. Christopher Colville pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of G. Christopher Colville pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference

Reports on Form 8-K:

1)
Form 8-K, filed April 23, 2003 in connection with the press release announcing the Company's fiscal 2003 fourth quarter results.

2)
Form 8-K, filed June 13, 2003 in connection with the press release announcing the signing of a letter of intent to acquire Solon, Ohio based Custom Graphics, Inc.

3)
Form 8-K, filed July 17, 2003 in connection with the press release announcing the completion of the acquisition of Custom Graphics of Solon, Ohio, which was immediately merged into another existing operation of the Company.

4)
Form 8-K, filed July 23, 2003 in connection with the press release announcing the Company's fiscal 2004 first quarter results.

5)
Form 8-K, filed July 30, 2003 in connection with the Company's conference call and web cast to discuss its fiscal 2004 first quarter results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.
Dated: August 14, 2003	By:	/s/ G. CHRISTOPHER COLVILLE G. Christopher Colville Executive Vice President, Chief Financial and Accounting Officer and Secretary