Form 10-Q
period 2003-09-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2003-10-31
CIK 921500

Use these links to rapidly review the document
CONSOLIDATED GRAPHICS, INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
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

Yes ☒    No ☐

        The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at October 15, 2003 was 13,432,927.

CONSOLIDATED GRAPHICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2003	March 31, 2003
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,180	$9,641
Accounts receivable, net	110,433	107,137
Inventories	34,166	28,429
Prepaid expenses	5,359	5,103
Deferred income taxes	4,562	4,087

Total current assets	166,700	154,397
PROPERTY AND EQUIPMENT, net	273,038	278,134
GOODWILL, net	73,172	72,503
OTHER ASSETS	7,257	7,549

	$520,167	$512,583

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$21,386	$20,595
Accounts payable	38,635	34,194
Accrued liabilities	55,181	39,456
Income taxes payable	155	48

Total current liabilities	115,357	94,293
LONG-TERM DEBT, net of current portion	117,794	143,167
DEFERRED INCOME TAXES	55,991	53,900
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 13,430,277 and 13,346,949 issued and outstanding	134	133
Additional paid-in capital	160,996	159,520
Retained earnings	69,895	61,570

Total shareholders' equity	231,025	221,223
	$520,167	$512,583

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2003	2002	2003	2002
SALES	$174,624	$181,774	$340,453	$357,878
COST OF SALES	133,244	137,762	260,012	270,416

Gross profit	41,380	44,012	80,441	87,462
SELLING EXPENSES	18,530	19,660	36,690	39,112
GENERAL AND ADMINISTRATIVE EXPENSES	13,284	12,935	26,467	25,924

Operating income	9,566	11,417	17,284	22,426
INTEREST EXPENSE, net	1,762	2,732	3,730	5,590

Income before taxes and accounting change	7,804	8,685	13,554	16,836
INCOME TAXES	3,044	3,300	5,229	6,398

Income before accounting change	4,760	5,385	8,325	10,438
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax	—	—	—	74,376

Net income (loss)	$4,760	$5,385	$8,325	$(63,938)

BEFORE ACCOUNTING CHANGE
Basic earnings per share	$.36	$.41	$.62	$.79
Diluted earnings per share	$.34	$.40	$.61	$.77
AFTER ACCOUNTING CHANGE
Basic earnings (loss) per share	$.36	$.41	$.62	$(4.84)
Diluted earnings (loss)per share	$.34	$.40	$.61	$(4.73)
SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	13,406	13,215	13,378	13,212
Diluted	13,799	13,465	13,685	13,528

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30
	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$8,325	$(63,938)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	74,376
Depreciation and amortization	17,793	17,925
Deferred income tax provision	1,616	4,612
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(1,865)	11,644
Inventories	(5,372)	(96)
Prepaid expenses	(225)	1,094
Other assets	432	970
Accounts payable and accrued liabilities	18,025	4,018
Income taxes payable	107	(322)

Net cash provided by operating activities	38,836	50,283

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(5,422)	(5,396)
Purchases of property and equipment	(6,110)	(7,231)
Proceeds from asset dispositions	1,613	551

Net cash used in investing activities	(9,919)	(12,076)
FINANCING ACTIVITIES
Proceeds from bank credit facilities	6,229	5,992
Payments on bank credit facilities	(33,750)	(36,560)
Proceeds from issuance of term equipment note	6,117	—
Payments on term equipment notes and other debt	(6,451)	(4,480)
Proceeds from exercise of stock options	1,477	193

Net cash used in financing activities	(26,378)	(34,855)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,539	3,352
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,641	8,955

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,180	$12,307

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively, the "Company"). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the six months ended September 30, 2003 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2003 has been derived from the 2003 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission in June 2003.

        Earnings (Loss) Per Share—Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflect net income (loss) divided by the weighted average number of common shares and dilutive stock options outstanding.

        Supplemental Cash Flow Information—The consolidated statements of cash flows provide information about the Company's sources and uses of cash and exclude the effects of non-cash transactions. The Company issued term notes payable totaling $3,273 (see Note 4. Long-Term Debt) during the six months ended September 30, 2003 to finance the purchase of certain new equipment. For the six months ended September 30, 2003, the Company paid (or received) cash for interest and income taxes, net of refunds, totaling $3,730 and $(2,921). For the six months ended September 30, 2002, the Company paid cash for interest and income taxes, net of refunds, totaling $5,697 and $739.

        Stock-Based Compensation—The Company's only stock-based compensation plan is the Consolidated Graphics, Inc. Long-Term Incentive Plan (the "Plan"), which has been approved by the Company's shareholders. Under this Plan, employees and members of the Board of Directors of the Company have been, or may be, granted options to purchase shares of the Company's common stock at a price not less than the market price of the stock at the date of grant. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, as of March 31, 2003, however, as permitted under SFAS No. 123, continues to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense or liability has been recognized by the Company in the accompanying consolidated financial statements for granted options since all were granted at the fair market value of the stock at the date of grant.

        Had the Company used the fair-value-based method of accounting prescribed by SFAS No. 123 and charged compensation expense against income over the vesting period for granted options at their fair value at the date of grant, net income (loss) and earnings (loss) per share as reported would have been reduced to the following pro forma amounts:

	Three Months Ended September 30		Six Months Ended September 30
	2003	2002	2003	2002
Net income (loss) as reported	$4,760	$5,385	$8,325	$(63,938)
Less: Pro forma compensation expense	(507)	(623)	(1,156)	(1,246)

Pro forma net income (loss)	$4,253	$4,762	$7,169	$(65,184)

Basic Earnings (Loss) Per Share:
Net income (loss) as reported	$.36	$.41	$.62	$(4.84)
Less: Pro forma compensation expense	(.04)	(.04)	(.08)	(.09)

Pro forma net income (loss)	$.32	$.37	$.54	$(4.93)

Diluted Earnings (Loss) Per Share:
Net income (loss) as reported	$.34	$.40	$.61	$(4.73)
Less: Pro forma compensation expense	(.04)	(.03)	(.08)	(.08)

Pro forma net income (loss)	$.30	$.37	$.53	$(4.81)

        The pro forma compensation expense may not be representative of future amounts because options vest over several years and generally expire upon termination of employment, and additional options may be granted in future years. For purposes of determining pro forma compensation expense, the weighted-average projected incremental fair value of options on the grant date for both the three and six months ended September 30, 2003 was $8.60 and $8.26, determined by the Company utilizing the Black-Scholes option-pricing model. The following assumptions were used for the three months ended September 30, 2003—dividend yield of 0.0%, expected volatility of 29.8%, average risk-free interest rate of 3.5% and average expected life of 5 years. The following assumptions were used for the six months ended September 30, 2003—dividend yield of 0.0%, expected volatility of 34.8%, average risk-free interest rate of 3.3% and average expected life of 5 years.

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

        As of April 1, 2002, net goodwill balances attributable to each of the Company's reporting units were tested for impairment by comparing the fair value of each reporting unit to its carrying value. Based on these impairment tests the Company recognized a transitional impairment charge of $74,376, net of deferred tax benefit totaling $15,379, which is reflected as a cumulative effect of accounting change in the accompanying consolidated income statement for the six months ended September 30, 2002.

3. ACQUISITIONS

        During the six months ended September 30, 2003, the Company paid cash totaling $4,967 to acquire the business and assets of Custom Graphics of Solon, Ohio, and the San Francisco commercial sheet-fed operations of Lithographix, Inc. Both businesses were merged into existing operations of the Company. The allocation of the purchase price of the businesses acquired include current assets of $1,837, property and equipment of $5,067, and other assets of $640, less current liabilities of $2,577. Additionally, to satisfy certain liabilities of previously acquired businesses or pursuant to earnout agreements, the Company paid cash totaling $455 during the six months ended September 30, 2003.

4. LONG-TERM DEBT

        The following is a summary of the Company's long-term debt as of:

	September 30, 2003	March 31, 2003
Bank credit facilities	$61,519	$89,040
Term equipment notes	68,526	65,317
Other	9,135	9,405

	139,180	163,762
Less current portion	(21,386)	(20,595)

	$117,794	$143,167

        The Company entered into a five-year $225,000 senior secured credit facility (the "Bank Credit Facility") with eleven banks in December 2000. The Bank Credit Facility is composed of a $50,000 five-year term loan (the "Term Loan"), of which $20,000 was outstanding at September 30, 2003, and a $175,000 five-year revolving credit line (the "Revolving Line"), of which $37,000 was outstanding at September 30, 2003. The Term Loan requires quarterly payments of $2,500 each through September 30, 2005.

        The proceeds of the Bank Credit Facility can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes, and subject to certain restrictions, repurchase the Company's common stock. Borrowings outstanding under the Bank Credit Facility are secured by substantially all of the Company's assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Bank Credit Facility accrue interest, at the Company's option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or (2) an alternate base rate (based upon the greater of the agent bank's prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to 1.00%. The Company is also required to pay a commitment fee on available but unused amounts ranging from .275% to .375% annually. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Bank Credit Facility and are redetermined quarterly. On September 30, 2003, borrowings outstanding under the Term Loan and the Revolving Line accrued interest at a weighted average rate of 3.14%.

        The Company is subject to certain covenants and restrictions and must meet certain financial tests as defined in the Bank Credit Facility. The Company was in compliance with these covenants and financial tests at September 30, 2003.

        In addition, the Company maintains two auxiliary revolving credit facilities (each an "Auxiliary Bank Facility" and collectively the "Auxiliary Bank Facilities") with commercial banks. One Auxiliary Bank Facility is unsecured, has a maximum borrowing capacity of $5,000 and expires in February 2004. The other Auxiliary Bank Facility is also unsecured, has a maximum borrowing capacity of $3,000 and expires in July 2004. At September 30, 2003, borrowings outstanding under the Auxiliary Bank Facilities totaled $4,519 and accrued interest at 2.61%. Because the Company has the ability to refinance its Auxiliary Bank Facilities and plans to do so annually, the borrowings outstanding are classified as long-term debt in the accompanying consolidated balance sheets.

        The Company's term equipment notes consist primarily of notes payable pursuant to financing agreements between the Company and various lenders (the "Lender Notes") and between the Company and the finance affiliates of two printing equipment manufacturers (the "Equipment Notes"). At September 30, 2003 outstanding borrowings under the Lender Notes totaled $39,490 and accrued interest at a weighted average rate of 5.72%. The Lender Notes provide for fixed monthly principal payments plus interest over a five-year term, ending with a balloon payment at maturity and are secured by certain equipment of the Company. At September 30, 2003 outstanding borrowings under the Equipment Notes totaled $27,167 and accrued interest at a weighted average rate of 6.13%. The Equipment Notes provide for fixed payments of principal and interest for defined periods of up to ten years from the date of issuance and are secured by the applicable equipment purchased from the respective manufacturers. The remaining balance of term equipment notes totaling $1,869 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Bank

Credit Facility places certain limitations on the amount of additional term note obligations the Company may incur in the future.

        The Company's other debt obligations consist of a promissory note totaling $4,376, industrial revenue bonds totaling $4,255 and various other debt obligations totaling $504. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

5. RECENT ACCOUNTING PRONOUNCEMENTS

        SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 does not have a material impact on the Company's financial position or results of operations.

        SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. SFAS No. 150 does not have a material impact on the Company's financial position or results of operations.

        The Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, in January 2003, which requires that a company that controls another entity through interests other than voting interests should consolidate such controlled entity. FIN No. 46 is effective for interim periods beginning after June 15, 2003. FIN No. 46 does not have a material impact on the Company's financial position or results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains forward-looking information. Readers are cautioned that such information involves known and unknown risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which limit the ability of our Company to maintain or improve its operating results and acquire additional printing businesses. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by us or any other persons that our objectives and plans will be achieved. We expressly disclaim any duty to provide updates to these forward-looking statements, assumptions or other factors after the date of this Report on Form 10-Q to reflect the occurrence of events or changes in circumstances or expectations.

        The following discussion of the financial condition and performance of our Company should be read in conjunction with the consolidated financial statements included herein and the consolidated financial statements and related notes and other detailed information regarding our Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and other reports filed by us with the Securities and Exchange Commission. Operating results for the six months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2004 or any periods thereafter.

Overview

        Our Company is a leading national provider of commercial printing services with 65 printing facilities in 25 states and is recognized as the largest sheet-fed and half-web commercial printing company in the United States. We are focused on adding value to our operating companies by providing the financial and operational strengths, management support and technological advantages associated with a national organization. Our strategy currently includes the following initiatives to generate sales and profit growth:

  •
  Market Share Growth—In the midst of prevailing difficult industry conditions, we seek to use our competitive advantages to expand market share by investing in new equipment and technology, making tuck-in acquisitions, growing our national accounts customer base, and developing complementary, value-added services.
  •
  Disciplined Acquisition Program—We selectively pursue opportunities to acquire well-managed printing businesses at reasonable prices.
  •
  Cost Savings—We leverage our size and national presence to achieve economies of scale and purchase supplies and equipment at preferential prices.
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

        Each of our printing operations maintains their own sales, estimating, customer service, prepress, production, postpress and accounting departments. Our corporate headquarters staff provides support to our printing operations in such areas as human resources, purchasing and management information systems. We also maintain centralized treasury, risk management, tax and consolidated financial reporting activities.

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

        Our sales are primarily generated by individual orders through commissioned sales personnel and, in some cases, pursuant to national contracts. We recognize revenue from these orders when we deliver the ordered products. To a large extent, continued engagement of our Company by our customers for successive jobs depends upon the customer's satisfaction with the quality of services we provide. As such it is difficult for us to predict the number, size and profitability of printing jobs that we expect to produce for more than a few weeks in advance.

        Our cost of sales mainly consists of raw materials consumed in the printing process, as well as labor and outside services. Paper is the largest component of our materials cost; however, fluctuations in paper prices generally do not significantly impact our operating margins because any changes in paper pricing are generally passed through to our customers by our printing businesses. Additionally, our cost of sales includes maintenance, repair, rental and insurance costs associated with operating our facilities and equipment, along with depreciation charges.

        Our selling expenses generally include the salary and commissions paid to our sales professionals, along with promotional, travel and entertainment costs. Our general and administrative expenses generally include the salary and benefits paid to support personnel at our printing businesses and our corporate staff, as well as office rent, utilities and communications expenses, and various professional fees.

Results of Operations

        The following table sets forth the Company's unaudited consolidated income statements for the periods indicated:

	Three Months Ended September 30		Six Months Ended September 30
	2003	2002	2003	2002
	(in millions)		(in millions)
Sales	$174.6	$181.8	$340.5	$357.9
Cost of sales	133.2	137.8	260.0	270.4

Gross profit	41.4	44.0	80.5	87.5
Selling expenses	18.5	19.7	36.7	39.1
General and administrative expenses	13.3	12.9	26.5	26.0

Operating income	9.6	11.4	17.3	22.4
Interest expense, net	1.8	2.7	3.7	5.6

Income before taxes and accounting change	7.8	8.7	13.6	16.8
Income taxes	3.0	3.3	5.3	6.4

Income before accounting change	$4.8	$5.4	$8.3	$10.4

        The following table sets forth the components of income expressed as a percentage of sales for the periods indicated:

	Three Months Ended September 30		Six Months Ended September 30
	2003	2002	2003	2002
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.3	75.8	76.4	75.6

Gross profit	23.7	24.2	23.6	24.4
Selling expenses	10.6	10.8	10.8	10.9
General and administrative expenses	7.6	7.1	7.8	7.2

Operating income	5.5	6.3	5.0	6.3
Interest expense, net	1.0	1.5	1.1	1.6

Income before taxes and accounting change	4.5	4.8	3.9	4.7
Income taxes	1.7	1.8	1.5	1.8

Income before accounting change	2.8%	3.0%	2.4%	2.9%

Comparative Analysis of Consolidated Income Statements for the Three and Six Months Ended September 30, 2003 and 2002

        Sales for the quarter ended September 30, 2003 decreased 4% to $174.6 million from $181.8 million in the same period a year ago, and sales for the six months ended September 30, 2003 decreased 5% to $340.5 million from $357.9 million in the same period last year. The decrease for both the three and six month periods of this fiscal year is primarily due to reduced print demand and competitive pricing pressures resulting from the continued economic weakness in the United States.

        Gross profit margin for the quarter ended September 30, 2003 declined to 23.7% from 24.2% in the same period a year ago, and gross profit margin for the six months ended September 30, 2003 declined to 23.6% from 24.4% in the same period last year. The decline for both the three and six month periods of this fiscal year reflects continued pricing pressures and prevailing negative industry conditions.

        Selling expenses for the quarter ended September 30, 2003 decreased 6% to $18.5 million from $19.7 million in the same period a year ago, and selling expenses for the six months ended September 30, 2003 decreased 6% to $36.7 million from $39.1 million in the same period last year. The decline for both the three and six month periods of this fiscal year is directly attributable to the reduced sales levels noted above. As a percentage of sales, selling expenses for the quarter ended September 30, 2003 decreased to 10.6% from 10.8% in the same period a year ago, and for the six months ended September 30, 2003 decreased to 10.8% from 10.9% in the same period last year. This decrease for both the three and six month periods of this fiscal year reflects lower current year levels of externally-supported sales recruiting and training activities in lieu of an internally-supported, more cost effective strategy.

        General and administrative expenses for the quarter ended September 30, 2003 increased 3% to $13.3 million from $12.9 million in the same period a year ago, and general and administrative expenses for the six months ended September 30, 2003 increased 2% to $26.5 million from $26.0 million in the same period last year. As a percentage of sales, general and administrative expenses for the quarter ended September 30, 2003 increased to 7.6% from 7.1% in the same period a year ago, and for the six months ended September 30, 2003 increased to 7.8% from 7.2% in the same period last year. While our fixed administrative cost structure necessary to maintain our current level of operations remained relatively constant, the impact of the sales decline noted above resulted in the percentage increase.

        Interest expense for the quarter ended September 30, 2003 decreased 36% to $1.8 million from $2.7 million in the same period a year ago, and interest expense for the six months ended September 30, 2003 decreased 33% to $3.7 million from $5.6 million in the same period last year. The decrease for both the three and six month periods of this fiscal year is primarily due to the application of our cash flow from operations to reduce the aggregate borrowings outstanding under our various bank credit facilities.

        We provided for income taxes for the quarter ended September 30, 2003 of $3.0 million, reflecting an effective tax rate of 39% as compared to an effective tax rate of 38% in the same period a year ago. For the six months ended September 30, 2003, we provided for income taxes totaling $5.3 million, reflecting an effective tax rate of 38.6% as compared to an effective tax rate of 38% in the same period last year.

Liquidity and Capital Resources

Sources and Uses of Cash

        Our historical sources of cash have primarily been cash provided by operations or borrowings under various bank credit facilities. Our historical uses of cash have been for acquisitions of printing businesses, capital expenditures, and payment of principal and interest on outstanding debt obligations. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our consolidated statements of cash flows and notes thereto included in Item 1. Financial Statements:

	Six Months Ended September 30
	2003	2002
	(In millions)
Net cash provided by operating activities	$38.8	$50.3
Acquisitions of businesses	(5.4)	(5.4)
Capital expenditures	(6.1)	(7.2)
Net payments under bank credit facilities	(27.5)	(30.6)
Net payments on term equipment notes and other debt	(.3)	(4.5)

        Additionally, our cash position, working capital and debt obligations are shown below for the periods indicated and should be read in conjunction with our consolidated balance sheets and notes thereto included in Item 1. Financial Statements:

	September 30, 2003	March 31, 2003
	(In millions)
Cash and cash equivalents	$12.2	$9.6
Working capital	51.3	60.1
Total debt obligations	139.2	163.8

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

Debt Obligations

        We entered into a five-year $225.0 million senior secured credit facility (the "Bank Credit Facility") with eleven banks in December 2000. The Bank Credit Facility is composed of a $50.0 million five-year term loan (the "Term Loan"), of which $20.0 million was outstanding at September 30, 2003, and a $175.0 million five-year revolving credit line (the "Revolving Line"), of which $37.0 million was outstanding at September 30, 2003. The Term Loan requires quarterly payments of $2.5 million each through September 30, 2005.

        The proceeds of the Bank Credit Facility can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Bank Credit Facility are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Bank Credit Facility accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.25%, or (2) an alternate base rate (based upon the greater of the agent bank's prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to 1.00%. We are also required to pay a commitment fee on available but unused amounts ranging from .275% to .375% annually. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Bank Credit Facility and are redetermined quarterly. On September 30, 2003, borrowings outstanding under the Term Loan and the Revolving Line accrued interest at a weighted average rate of 3.14%.

        We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Bank Credit Facility. We were in compliance with these covenants and financial tests at September 30, 2003.

        In addition, we maintain two auxiliary revolving credit facilities (each an "Auxiliary Bank Facility" and collectively the "Auxiliary Bank Facilities") with commercial banks. One Auxiliary Bank Facility is unsecured, has a maximum borrowing capacity of $5.0 million and expires in February 2004. The other Auxiliary Bank Facility is also unsecured, has a maximum borrowing capacity of $3.0 million and expires in July 2004. At September 30, 2003, borrowings outstanding under the Auxiliary Facilities totaled $4.5 million and accrued interest at a rate of 2.61%. Because we have the ability to refinance our Auxiliary Bank Facilities and plan to do so annually, the borrowings outstanding are classified as long-term debt in the accompanying consolidated balance sheets.

        Our term equipment notes consist primarily of notes payable pursuant to financing agreements between us and various lenders (the "Lender Notes") and between us and the finance affiliates of two printing equipment manufacturers (the "Equipment Notes"). At September 30, 2003 outstanding borrowings under the Lender Notes totaled $39.5 million and accrued interest at a weighted average rate of 5.72%. The Lender Notes provide for fixed monthly principal payments plus interest over a five-year term, ending with a balloon payment upon maturity and are secured by certain of our equipment. At September 30, 2003 outstanding borrowings under the Equipment Notes totaled $27.2 million and accrued interest at a weighted average rate of 6.13%. The Equipment Notes provide for fixed payments of principal and interest for defined periods of up to ten years from the date of issuance and are secured by applicable equipment purchased from the respective manufacturers. The remaining balance of term equipment notes totaling $1.9 million primarily consists of various secured debt obligations assumed by us in connection with certain prior year acquisitions. We are not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Bank Credit Facility places certain limitations on the amount of additional term note obligations we may incur in the future.

        Our other debt obligations consist of a promissory note totaling $4.4 million, industrial revenue bonds totaling $4.3 million and various other debt obligations totaling $.5 million. We do not have any significant financial covenants or restrictions associated with these other debt obligations.

Contractual Obligations and Other Commitments

        Operating Leases—We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $41.9 million as of September 30, 2003.

        Contingent Transaction Consideration—We have entered into earnout agreements in connection with certain prior year acquisitions of printing businesses. If the acquired printing businesses generate operating profits in excess of pre-determined targets, we are obligated to make additional cash payments. As of September 30, 2003, we were contingently obligated through fiscal 2005 to make additional cash payments of up to $1.6 million. Based on current operating levels, we expect that the actual cash payments pursuant to these contractual obligations will be less than the maximum amount indicated.

        Letters of Credit—In connection with our assumption of obligations under outstanding industrial revenue bonds related to certain prior year acquisitions of printing businesses, which are reflected as debt in the accompanying consolidated financial statements, we had two letters of credit outstanding as of September 30, 2003 for a combined total of $4.4 million. These letters of credit were issued pursuant to the terms of our Bank Credit Facility, which expires in 2005, and we may be required to obtain replacement letters of credit at that time.

        Insurance Programs—We maintain third-party insurance coverage in amounts and against risks we believe are reasonable under our circumstances. Pursuant to certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles. For these components, we accrue expected loss amounts which are determined using a combination of our historical loss experience and subjective assessment of our future loss exposure, together with advice provided by administrators and consulting actuaries. The estimates of expected loss amounts are subject to uncertainties arising from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although we believe that the accrued estimated loss amounts are reasonable under the circumstances, significant differences related to the items noted above could materially affect our risk exposure, insurance obligations and future expense.

Factors Which May Affect Future Results

        Our future operating results may be impacted by a number of factors, including general economic conditions and competitive factors in our industry, seasonal and cyclical variations in commercial printing demand, reasonable growth in the demand for our products and retention of key management and operating personnel. To the extent an economic slowdown causes businesses to reduce their spending on printed advertising and marketing materials, the demand for commercial printing services may be adversely affected. Further, compounding a decline in demand, competitive pricing pressures may occur and could negatively impact the level of sales and profit margins generated by our printing businesses. Also, the magnitude and timing of any future acquisitions, as well as our ability to absorb and manage such businesses, will impact our future results. Because of these and other factors, there can be no assurance that we will not experience material fluctuations in our future operating results or cash flows on a quarterly or annual basis.

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

        Asset Valuations—We maintain an allowance for doubtful accounts as deemed necessary based upon expected collectibility of accounts receivable. We exercise judgment in determining the valuation and useful lives of our long-lived assets and in the allocation of the purchase price for acquisitions, including the amount allocated to goodwill and other intangible assets. Because of the nature of the businesses that we have acquired, allocations of purchase price to separately identifiable intangible assets have been insignificant. We determine the realization of property and equipment by assessing the future cash flows and income from such assets on an undiscounted basis, as well as other factors such as business trends and general economic conditions. Pursuant to the requirements of SFAS No. 142, as of the end of each fiscal year we are required to determine the realizability of goodwill by comparing the fair value of each reporting unit to its carrying value. The fair value is determined by using capitalization of earnings estimates and market valuation multiples for each reporting unit.

        Accruals—We are self-insured for the majority of the costs of our workers' compensation obligations and our group health insurance programs. We use a combination of our historical loss experience and a subjective assessment of future loss exposure, together with advice provided by administrators and consulting actuaries, in determining an adequate liability for claims against which we are self-insured. We also utilize certain estimates and assumptions to determine adequate accruals for current and deferred income taxes.

Recent Accounting Pronouncements

        SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 does not have a material impact on our financial position or results of operations.

        SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. SFAS No. 150 does not have a material impact on our financial position or results of operations.

        The Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, in January 2003, which requires that a company that controls another entity through interests other than voting interests should consolidate such controlled entity. FIN No. 46 is effective for interim periods beginning after June 15, 2003. FIN No. 46 does not have a material impact on our financial position or results of operations.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

        Market risk generally means the risk that losses may occur in the estimated fair value of certain financial instruments as a result of adverse movements in interest rates, foreign currency exchange rates and commodity prices. We do not hold or utilize derivative financial instruments which could expose our Company to significant market risk. However, we are exposed to market risk for changes in interest rates related primarily to our debt obligations, which includes borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of September 30, 2003, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

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

        None.

ITEM 3. Defaults upon Senior Securities

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders

        None.

ITEM 5. Other Information

        None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

*	3.1	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994) SEC File No. 0-24068, Exhibit 4(a)).
*	3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998) SEC File No. 0-24068, Exhibit 3.1).
*	3.3	Restated By-Laws of the Company, dated as of November 2, 1998 (Consolidated Graphics, Inc. Form 10-Q (September 30, 1998) SEC File No. 0-24068, Exhibit 3.2).
*	3.4	Restated By-Laws of the Company, as amended on June 23, 1999 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1999) SEC File No. 0-24068, Exhibit 3.4).
*	3.5	Amendments to the Restated By-Laws of the Company effective as of December 15, 1999 (Consolidated Graphics, Inc. Form8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 3.2).
*	3.6	Amendment to the Restated By-Laws of the Company approved by the Board of Directors and effective as of December 2, 2002 (Consolidated Graphics, Inc. Form 10-Q (December 31, 2002) SEC File No. 0-24068, Exhibit 3.6).
*	4	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998) SEC File No. 0-24068, Exhibit 4.1).
*	4.1	Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc Form 8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 4.1).
	31.1	Certification of Joe R. Davis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of G. Christopher Colville pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of G. Christopher Colville pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Incorporated by reference

Reports on Form 8-K:

    1)
    Form 8-K, filed July 17, 2003 in connection with the press release announcing the completion of the acquisition of Custom Graphics of Solon, Ohio
    2)
    Form 8-K, filed July 23, 2003 in connection with the press release announcing the Company's fiscal 2004 first quarter results.
    3)
    Form 8-K, filed July 30, 2003 in connection with the Company's conference call and web cast to discuss its fiscal 2004 first quarter results.
    4)
    Form 8-K, filed August 28, 2003 in connection with the press release announcing the promotion of Aaron Grohs to Executive Vice President of Sales and Marketing.
    5)
    Form 8-K, filed September 17, 2003 in connection with the press release announcing the acquisition of the San Francisco commercial sheet-fed operations of Lithographix, Inc.
    6)
    Form 8-K, filed October 22, 2003 in connection with the press release announcing the Company's fiscal 2004 second quarter results.
    7)
    Form 8-K, filed October 22, 2003 in connection with the Company's conference call and web cast to discuss its fiscal 2004 second quarter results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.
Dated: October 31, 2003	By:	/s/ G. CHRISTOPHER COLVILLE G. Christopher Colville Executive Vice President, Chief Financial and Accounting Officer and Secretary