Form 10-Q
period 2003-12-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2004-01-28
CIK 921500

Use these links to rapidly review the document
CONSOLIDATED GRAPHICS, INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003
OR
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

Yes ☒    No ☐

        The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at January 16, 2004 was 13,491,933.

CONSOLIDATED GRAPHICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2003	March 31, 2003
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,601	$9,641
Accounts receivable, net	109,807	107,137
Inventories	33,400	28,429
Prepaid expenses	7,111	5,103
Deferred income taxes	5,319	4,087

Total current assets	167,238	154,397
PROPERTY AND EQUIPMENT, net	271,861	278,134
GOODWILL, net	72,968	72,503
OTHER ASSETS	5,204	7,549

	$517,271	$512,583

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$11,607	$20,595
Accounts payable	40,573	34,194
Accrued liabilities	54,028	39,456
Income taxes payable	1,416	48

Total current liabilities	107,624	94,293
LONG-TERM DEBT, net of current portion	113,521	143,167
DEFERRED INCOME TAXES	58,457	53,900
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 13,488,469 and 13,346,949 issued and outstanding	134	133
Additional paid-in capital	162,154	159,520
Retained earnings	75,381	61,570

Total shareholders' equity	237,669	221,223

	$517,271	$512,583

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31				Nine Months Ended December 31
	2003		2002		2003	2002
SALES		$184,238		$186,296	$524,691	$544,174
COST OF SALES		141,034		141,444	401,046	411,860

Gross profit		43,204		44,852	123,645	132,314
SELLING EXPENSES		19,539		19,820	56,229	58,931
GENERAL AND ADMINISTRATIVE EXPENSES		12,640		13,333	39,107	39,257

Operating income		11,025		11,699	28,309	34,126
INTEREST EXPENSE, net		2,032		2,430	5,762	8,020

Income before taxes and accounting change		8,993		9,269	22,547	26,106
INCOME TAXES		3,507		3,522	8,736	9,920

Income before accounting change		5,486		5,747	13,811	16,186
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax		—		—	—	74,376

Net income (loss)		$5,486		$5,747	$13,811	$(58,190)

BEFORE ACCOUNTING CHANGE
Basic earnings per share	$	..41	$	..43	$1.03	$1.22
Diluted earnings per share		$.39		$.42	$1.00	$1.20
AFTER ACCOUNTING CHANGE
Basic earnings (loss) per share	$	..41	$	..43	$1.03	$(4.39)
Diluted earnings (loss) per share		$.39		$.42	$1.00	$(4.31)
SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic		13,470		13,295	13,409	13,245
Diluted		13,947		13,570	13,769	13,505

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended December 31
	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$13,811	$(58,190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	74,376
Depreciation and amortization	26,911	27,658
Deferred income tax provision	3,325	9,643
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(1,278)	12,893
Inventories	(4,606)	1,239
Prepaid expenses	(1,977)	540
Other assets	(2,324)	(2,037)
Accounts payable and accrued liabilities	19,674	7,005
Income taxes payable	1,368	(561)

Net cash provided by operating activities	54,904	72,566

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(6,043)	(5,554)
Purchases of property and equipment	(8,249)	(9,507)
Proceeds from asset dispositions	1,797	626

Net cash used in investing activities	(12,495)	(14,435)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	58,469	9,449
Payments on bank credit facilities	(98,007)	(64,547)
Payments for financing costs on bank credit facilities	(480)	—
Proceeds from issuance of term equipment note	6,117	—
Payments on term equipment notes and other debt	(9,183)	(6,339)
Proceeds from exercise of stock options	2,635	1,401

Net cash used in financing activities	(40,449)	(60,036)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,960	(1,905)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,641	8,955

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,601	$7,050

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively, the "Company"). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the three or nine months ended December 31, 2003 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2003 has been derived from the 2003 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission in June 2003.

        Earnings (Loss) Per Share—Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflect net income (loss) divided by the weighted average number of common shares and dilutive stock options outstanding.

        Supplemental Cash Flow Information—The consolidated statements of cash flows provide information about the Company's sources and uses of cash and exclude the effects of non-cash transactions. The Company issued term notes payable totaling $3,970 (see Note 4. Long-Term Debt) during the nine months ended December 31, 2003 to finance the purchase of certain new equipment. For the nine months ended December 31, 2003, the Company paid (or received) cash for interest and income taxes, net of refunds, totaling $5,900 and $(2,867). For the nine months ended December 31, 2002, the Company paid cash for interest and income taxes, net of refunds, totaling $8,200 and $870.

        Stock-Based Compensation—The Company's only stock-based compensation plan is the Consolidated Graphics, Inc. Long-Term Incentive Plan (the "Plan"), which has been approved by the Company's shareholders. Under this Plan, employees and members of the Board of Directors of the Company have been, or may be, granted options to purchase shares of the Company's common stock at a price not less than the market price of the stock at the date of grant. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, as of March 31, 2003; however, as permitted under SFAS No. 123, the Company continues to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense or liability has been recognized by the Company in the accompanying consolidated financial statements for granted options since all were granted at the fair market value of the stock at the date of grant.

        Had the Company used the fair-value-based method of accounting prescribed by SFAS No. 123 and charged compensation expense against income over the vesting period for granted options at their fair value at the date of grant, net income (loss) and earnings (loss) per share as reported would have been reduced to the following pro forma amounts:

	Three Months Ended December 31		Nine Months Ended December 31
	2003	2002	2003	2002
Net income (loss) as reported	$5,486	$5,747	$13,811	$(58,190)
Less: Pro forma compensation expense	(595)	(627)	(1,747)	(1,826)

Pro forma net income (loss)	$4,891	$5,120	$12,064	$(60,016)

Basic Earnings (Loss) Per Share:
Net income (loss) as reported	$.41	$.43	$1.03	$(4.39)
Less: Pro forma compensation expense	(.04)	(.04)	(.13)	(.13)

Pro forma net income (loss)	$.37	$.39	$.90	$(4.52)

Diluted Earnings (Loss) Per Share:
Net income (loss) as reported	$.39	$.42	$1.00	$(4.31)
Less: Pro forma compensation expense	(.04)	(.04)	(.12)	(.13)

Pro forma net income (loss)	$.35	$.38	$.88	$(4.44)

        The pro forma compensation expense may not be representative of future amounts because options vest over several years and generally expire upon termination of employment, and additional options may be granted in future years. For purposes of determining pro forma compensation expense, the weighted-average projected incremental fair value of options on the grant date for the nine months ended December 31, 2003 was $8.26, determined by the Company utilizing the Black-Scholes option-pricing model. The following assumptions were used for the nine months ended December 31, 2003—dividend yield of 0.0%, expected volatility of 34.8%, average risk-free interest rate of 3.3% and average expected life of 5 years. There were no stock options granted during the three months ended December 31, 2003.

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

        As of April 1, 2002, net goodwill balances attributable to each of the Company's reporting units were tested for impairment by comparing the fair value of each reporting unit to its carrying value. Based on these impairment tests the Company recognized a transitional impairment charge of $74,376, net of deferred tax benefit totaling $15,379, which is reflected as a cumulative effect of accounting change in the accompanying consolidated income statement for the nine months ended December 31, 2002.

3. ACQUISITIONS

        During the nine months ended December 31, 2003, the Company acquired for cash totaling $4,987 the business and assets of Custom Graphics of Solon, Ohio, and the San Francisco commercial sheet-fed operations of Lithographix, Inc. Both businesses were merged into existing operations of the Company. The allocation of the purchase price of the businesses acquired include current assets of $1,827, property and equipment of $5,067, and other assets of $426, less current liabilities of $2,333. Additionally, to satisfy certain liabilities incurred in connection with the acquisition of certain businesses in prior periods or pursuant to earnout agreements, the Company paid cash totaling $1,056 during the nine months ended December 31, 2003.

4. LONG-TERM DEBT

        The following is a summary of the Company's long-term debt as of:

	December 31, 2003	March 31, 2003
Bank credit facilities	$49,502	$89,040
Term equipment notes	66,802	65,317
Other	8,824	9,405

	125,128	163,762
Less: current portion	(11,607)	(20,595)

	$113,521	$143,167

        On November 10, 2003, the Company completed an amendment to its existing bank credit facility (as amended, the "Credit Agreement"). The Credit Agreement is composed of a $150,000 revolving credit facility that will mature in July 2007. Prior to the amendment, the bank credit facility was composed of a $175,000 five-year revolving credit line and a $50,000 five-year term loan (the "Term Loan") scheduled to expire in December 2005. Proceeds from the Credit Agreement were used to pay the outstanding balance on the Term Loan, which totaled $20,000 as of the date of the amendment. At December 31, 2003, borrowings outstanding under the Credit Agreement were $43,200 and accrued interest at a weighted average rate of 3.12%. In connection with the amendment to the bank credit facility, the Company incurred additional financing costs totaling $480, which are being amortized over the remaining term of the Credit Agreement, and expensed $400 of previously deferred financing costs as required under generally accepted accounting principles.

        The proceeds from borrowings under the Credit Agreement can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes, and subject to certain restrictions, repurchase the Company's common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company's assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company's option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank's prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to .75%. The Company is also required to pay a commitment fee on available but unused amounts ranging from .275% to .375% annually. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly.

        The Company is subject to certain covenants and restrictions and must meet certain financial tests as defined in the Credit Agreement. The Company was in compliance with these covenants and financial tests at December 31, 2003.

        In addition, the Company maintains two auxiliary revolving credit facilities (each an "Auxiliary Bank Facility" and collectively the "Auxiliary Bank Facilities") with commercial banks. One Auxiliary Bank Facility is unsecured, has a maximum borrowing capacity of $5,000 and expires in February 2004. The other Auxiliary Bank Facility is also unsecured, has a maximum borrowing capacity of $3,000 and expires in July 2004. At December 31, 2003, borrowings outstanding under the Auxiliary Bank Facilities totaled $7,202 and accrued interest at a weighted average rate of 2.92%. Because the Company has the ability to refinance its Auxiliary Bank Facilities and plans to do so annually, the borrowings outstanding are classified as long-term debt in the accompanying consolidated balance sheets.

        The Company's term equipment notes consist primarily of notes payable pursuant to financing agreements between the Company and various lenders (the "Lender Notes") and between the Company and the finance affiliates of two printing equipment manufacturers (the "Equipment Notes"). At December 31, 2003, outstanding borrowings under the Lender Notes totaled $38,659 and accrued interest at a weighted average rate of 5.70%. The Lender Notes provide for fixed monthly principal payments plus interest over a five-year term, ending with a balloon payment at maturity, and are secured by certain equipment of the Company. At December 31, 2003, outstanding borrowings under the Equipment Notes totaled $26,348 and accrued interest at a weighted average rate of 6.13%. The Equipment Notes provide for fixed payments of principal and interest for defined periods of up to ten years from the date of issuance and are secured by the applicable equipment purchased from the respective manufacturers. The remaining balance of term equipment notes totaling $1,795 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Credit Agreement places certain limitations on the amount of additional term note obligations the Company may incur in the future.

        The Company's other debt obligations consist of a promissory note totaling $4,397, industrial revenue bonds totaling $3,955 and various other debt obligations totaling $472. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

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

        The Financial Accounting Standards Board initially issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, in January 2003, then revised and reissued FIN No. 46 in December 2003 ("FIN No. 46R".) This interpretation requires that a company that controls another entity through interests other than voting interests should consolidate such controlled entity. FIN No. 46 or FIN No. 46R are effective no later than the end of the first reporting period ending after December 15, 2003 and do not have a material impact on the Company's financial position or results of operations.

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

        The following discussion of the financial condition and performance of our Company should be read in conjunction with the consolidated financial statements included herein and the consolidated financial statements and related notes and other detailed information regarding our Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and other reports filed by us with the Securities and Exchange Commission. Operating results for the three or nine months ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2004 or any periods thereafter.

Overview

        Our Company is a leading national provider of commercial printing services with 65 printing facilities in 25 states and is recognized as the largest sheet-fed and half-web commercial printing company in the United States. We are focused on adding value to our operating companies by providing the financial and operational strengths, management support and technological advantages associated with a national organization. Our strategy currently includes the following initiatives to generate sales and profit growth:

  •
  Market Share Expansion—In the midst of recent difficult industry conditions, we seek to use our competitive advantages to expand market share by investing in new equipment and technology, making tuck-in acquisitions, growing our national accounts customer base and developing complementary, value-added services.

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

  •
  Leadership Development—Through our unique Leadership Development Program, we hire recent college graduates and train them for future sales and management positions at our printing businesses.

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

        Our sales primarily consist of individual orders generated by commissioned sales personnel and, in some cases, pursuant to national contracts. We recognize revenue from these orders when we deliver the ordered products. To a large extent, continued engagement of our Company by our customers for successive jobs depends upon the customer's satisfaction with the quality of services we provide. As such it is difficult for us to predict the number, size and profitability of printing jobs that we expect to produce for more than a few weeks in advance.

        Our cost of sales mainly consist of raw materials consumed in the printing process, as well as labor and outside services. Paper is the largest component of our materials cost; however, fluctuations in paper prices generally do not significantly impact our operating margins because any changes in paper pricing are generally passed through to our customers by our printing businesses. Additionally, our cost of sales includes maintenance, repair, rental and insurance costs associated with operating our facilities and equipment, along with depreciation charges.

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

Results of Operations

        The following table sets forth the Company's unaudited condensed consolidated income statements for the periods indicated:

	Three Months Ended December 31		Nine Months Ended December 31
	2003	2002	2003	2002
	(in millions)		(in millions)
Sales	$184.2	$186.3	$524.7	$544.2
Cost of sales	141.0	141.5	401.1	411.9

Gross profit	43.2	44.8	123.6	132.3
Selling expenses	19.5	19.8	56.2	58.9
General and administrative expenses	12.7	13.3	39.1	39.3

Operating income	11.0	11.7	28.3	34.1
Interest expense, net	2.0	2.4	5.8	8.0

Income before taxes and accounting change	9.0	9.3	22.5	26.1
Income taxes	3.5	3.5	8.7	9.9

Income before accounting change	$5.5	$5.8	$13.8	$16.2

        The following table sets forth the components of income expressed as a percentage of sales for the periods indicated:

	Three Months Ended December 31		Nine Months Ended December 31
	2003	2002	2003	2002
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.5	75.9	76.4	75.7

Gross profit	23.5	24.1	23.6	24.3
Selling expenses	10.6	10.6	10.7	10.8
General and administrative expenses	6.9	7.2	7.5	7.2

Operating income	6.0	6.3	5.4	6.3
Interest expense, net	1.1	1.3	1.1	1.5

Income before taxes and accounting change	4.9	5.0	4.3	4.8
Income taxes	1.9	1.9	1.7	1.8

Income before accounting change	3.0%	3.1%	2.6%	3.0%

Comparative Analysis of Consolidated Income Statements for the Three and Nine Months Ended December 31, 2003 and 2002

        Sales for the quarter ended December 31, 2003 decreased 1% to $184.2 million from $186.3 million in the same period a year ago, and sales for the nine months ended December 31, 2003 decreased 4% to $524.7 million from $544.2 million in the same period last year. The decline in revenues for the nine months ended December 31, 2003 is primarily attributable to comparatively weaker industry conditions versus the same period last year. A sustained adverse effect on the commercial printing industry occurred as a result of the Iraq conflict and the prolonged period of weakness in the U.S. economy. For the quarter ended December 31, 2003, such adverse effect was less severe as economic and industry conditions moderately stabilized and the sales decline was partially offset by the revenue contribution from recent acquisitions.

        Gross profit margin for the quarter ended December 31, 2003 declined to 23.5% from 24.1% in the same period a year ago, and gross profit margin for the nine months ended December 31, 2003 declined to 23.6% from 24.3% in the same period last year. As discussed above, the decline for both the three and nine month periods of this fiscal year reflects the adverse impact of comparatively weaker industry conditions on our revenues.

        Selling expenses for the quarter ended December 31, 2003 decreased 1% to $19.5 million from $19.8 million in the same period a year ago, and selling expenses for the nine months ended December 31, 2003 decreased 5% to $56.2 million from $58.9 million in the same period last year. The decline for both the three and nine month periods of this fiscal year is directly attributable to the reduced sales levels noted above. As a percentage of sales, selling expenses for the quarter ended December 31, 2003 remained constant at 10.6% as compared to the same period a year ago, and for the nine months ended December 31, 2003 decreased slightly to 10.7% from 10.8% in the same period last year.

        General and administrative expenses for the quarter ended December 31, 2003 decreased 5% to $12.7 million from $13.3 million in the same period a year ago, and general and administrative expenses for the nine months ended December 31, 2003 decreased slightly to $39.1 million from $39.3 million in the same period last year. For the quarter ended December 31, 2003, general and administrative expenses as a percentage of sales decreased to 6.9% from 7.2% in the same period a year ago, partially due to lower payroll costs resulting from a net reduction in the number of administrative staff at our operating locations and other cost control and reduction initiatives. For the nine months ended December 31, 2003, general and administrative expenses as a percentage of sales increased to 7.5% from 7.2% in the same period last year, reflecting the combined impact of the year-to-date sales decline while our fixed administrative cost structure remained relatively constant.

        Interest expense for the quarter ended December 31, 2003 decreased 16% to $2.0 million from $2.4 million in the same period a year ago, and interest expense for the nine months ended December 31, 2003 decreased 28% to $5.8 million from $8.0 million in the same period last year. Interest expense for the current quarter includes a $.4 million charge to write-off certain deferred financing costs, as required by generally accepted accounting principles in connection with an amendment to our bank credit facility in November 2003. (See Liquidity and Capital Resources—Debt Obligations.) The overall decrease for both the three and nine month periods of this fiscal year is primarily due to the application of our cash flow from operations to reduce the aggregate borrowings outstanding under our various bank credit facilities.

        We provided for income taxes for the quarter ended December 31, 2003 of $3.5 million, reflecting an effective tax rate of 39% as compared to an effective tax rate of 38% in the same period a year ago. For the nine months ended December 31, 2003, we provided for income taxes totaling $8.7 million, reflecting an effective tax rate of 38.7% as compared to an effective tax rate of 38% in the same period last year.

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

	Nine Months Ended December 31
	2003	2002
	(In millions)
Net cash provided by operating activities	$54.9	$72.6
Acquisitions of businesses	(6.0)	(5.6)
Capital expenditures	(8.2)	(9.5)
Net payments under bank credit facilities	(39.5)	(55.1)
Net payments on term equipment notes and other debt	(3.1)	(6.3)

        Additionally, our cash position, working capital and debt obligations are shown below for the periods indicated and should be read in conjunction with our consolidated balance sheets and notes thereto included in Item 1. Financial Statements:

	December 31, 2003	March 31, 2003
	(In millions)
Cash and cash equivalents	$11.6	$9.6
Working capital	59.6	60.1
Total debt obligations	125.1	163.8

        During the nine months ended December 31, 2003, net cash provided by operating activities declined 24%, as compared to the same period last year, due to the overall decline in our sales and operating margin resulting from prevailing negative industry conditions and the incremental benefit from prior year working capital reductions. We continued to follow our strategy to further strengthen our financial position by primarily using available cash flow to reduce the amount of debt we have outstanding.

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

Debt Obligations

        On November 10, 2003, we completed an amendment to our existing bank credit facility (as amended, the "Credit Agreement"). The Credit Agreement is composed of a $150.0 million revolving credit facility that will mature in July 2007. Prior to the amendment, the bank credit facility was composed of a $175.0 million five-year revolving credit line and a $50.0 million five-year term loan (the "Term Loan") scheduled to expire in December 2005. Proceeds from the Credit Agreement were used to pay the outstanding balance on the Term Loan, which totaled $20.0 million at the date of the amendment. At December 31, 2003, borrowings outstanding under the Credit Agreement were $43.0 million and accrued interest at a weighted average rate of 3.12%. In connection with the amendment to the bank credit facility, we incurred additional financing costs totaling $.5 million, which are being amortized over the remaining term of the Credit Agreement, and expensed $.4 million of previously deferred financing costs as required under generally accepted accounting principles.

        The proceeds from borrowings under the Credit Agreement can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank's prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to .75%. We are also required to pay a commitment fee on available but unused amounts ranging from .275% to .375% annually. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly.

        We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at December 31, 2003.

        In addition, we maintain two auxiliary revolving credit facilities (each an "Auxiliary Bank Facility" and collectively the "Auxiliary Bank Facilities") with commercial banks. One Auxiliary Bank Facility is unsecured, has a maximum borrowing capacity of $5.0 million and expires in February 2004. The other Auxiliary Bank Facility is also unsecured, has a maximum borrowing capacity of $3.0 million and expires in July 2004. At December 31, 2003, borrowings outstanding under the Auxiliary Facilities totaled $7.2 million and accrued interest at a weighted average rate of 2.92%. Because we have the ability to refinance our Auxiliary Bank Facilities and plan to do so annually, the borrowings outstanding are classified as long-term debt in the accompanying consolidated balance sheets.

        Our term equipment notes consist primarily of notes payable pursuant to financing agreements between us and various lenders (the "Lender Notes") and between us and the finance affiliates of two printing equipment manufacturers (the "Equipment Notes"). At December 31, 2003, outstanding borrowings under the Lender Notes totaled $38.7 million and accrued interest at a weighted average rate of 5.70%. The Lender Notes provide for fixed monthly principal payments plus interest over a five-year term, ending with a balloon payment upon maturity, and are secured by certain of our equipment. At December 31, 2003, outstanding borrowings under the Equipment Notes totaled $26.3 million and accrued interest at a weighted average rate of 6.13%. The Equipment Notes provide for fixed payments of principal and interest for defined periods of up to ten years from the date of issuance and are secured by applicable equipment purchased from the respective manufacturers. The remaining balance of term equipment notes totaling $1.8 million primarily consists of various secured debt obligations assumed by us in connection with certain prior year acquisitions. We are not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Credit Agreement places certain limitations on the amount of additional term note obligations we may incur in the future.

        Our other debt obligations consist of a promissory note totaling $4.4 million, industrial revenue bonds totaling $4.0 million and various other debt obligations totaling $.5 million. We do not have any significant financial covenants or restrictions associated with these other debt obligations.

Contractual Obligations and Other Commitments

        Operating Leases—We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $38.5 million as of December 31, 2003.

        Contingent Transaction Consideration—We have entered into earnout agreements in connection with certain prior year acquisitions of printing businesses. If the acquired printing businesses generate operating profits in excess of pre-determined targets, we are obligated to make additional cash payments. As of December 31, 2003, we were contingently obligated through fiscal 2005 to make additional cash payments of up to $1.6 million. Based on current operating levels, we expect that the actual cash payments pursuant to these contractual obligations will be less than the maximum amount indicated.

        Letters of Credit—In connection with our assumption of obligations under outstanding industrial revenue bonds related to certain prior year acquisitions of printing businesses, which are reflected as debt in the accompanying consolidated financial statements, we had three letters of credit outstanding as of December 31, 2003 for a combined total of $8.8 million. These letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in July 2007, and we may be required to obtain replacement letters of credit at that time.

        Insurance Programs—We maintain third-party insurance coverage in amounts and against risks we believe are reasonable under our circumstances. We are self-insured against most workers compensation claims and for a significant component of our group health insurance programs. For these exposures, we accrue expected loss amounts which are determined using a combination of our historical loss experience and subjective assessment of our future loss exposure, together with advice provided by administrators and consulting actuaries. The estimates of expected loss amounts are subject to uncertainties arising from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although we believe that the accrued estimated loss amounts are reasonable under the circumstances, significant differences related to the items noted above could materially affect our risk exposure, insurance obligations and future expense.

Factors Which May Affect Future Results

        Our future operating results may be impacted by a number of factors, including general economic conditions and competitive factors in our industry, seasonal and cyclical variations in commercial printing demand, reasonable growth in the demand for our products and retention of key management and operating personnel. To the extent an economic slowdown causes businesses to reduce their spending on printed advertising and marketing materials, the demand for commercial printing services may be adversely affected. Further, compounding the adverse effect of a decline in demand, competitive pricing pressures may occur and could negatively impact the level of sales and profit margins generated by our printing businesses. Also, the magnitude and timing of any future acquisitions, as well as our ability to absorb and manage such businesses, will impact our future results. Because of these and other factors, there can be no assurance that we will not experience material fluctuations in our future operating results or cash flows on a quarterly or annual basis.

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

        The Financial Accounting Standards Board initially issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, in January 2003, then revised and reissued FIN No. 46 in December 2003 ("FIN No. 46R".) This interpretation requires that a company that controls another entity through interests other than voting interests should consolidate such controlled entity. FIN No. 46 or FIN No. 46R are effective no later than the end of the first reporting period ending after December 15, 2003 and do not have a material impact on our financial position or results of operations.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

        Market risk generally means the risk that losses may occur in the estimated fair value of certain financial instruments as a result of adverse movements in interest rates, foreign currency exchange rates and commodity prices. We do not hold or utilize derivative financial instruments which could expose our Company to significant market risk. However, we are exposed to market risk for changes in interest rates related primarily to our debt obligations, which includes borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of December 31, 2003, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

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

        None.

ITEM 3. Defaults upon Senior Securities

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders

        None.

ITEM 5. Other Information

        None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

* 3.1	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994) SEC File No. 0-24068, Exhibit 4(a)).
* 3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998) SEC File No. 0-24068, Exhibit 3.1).
* 3.3	Restated By-Laws of the Company, dated as of November 2, 1998 (Consolidated Graphics, Inc. Form 10-Q (September 30, 1998) SEC File No. 0-24068, Exhibit 3.2).
* 3.4	Restated By-Laws of the Company, as amended on June 23, 1999 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1999) SEC File No. 0-24068, Exhibit 3.4).
* 3.5	Amendments to the Restated By-Laws of the Company effective as of December 15, 1999 (Consolidated Graphics, Inc. Form8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 3.2).
* 3.6	Amendment to the Restated By-Laws of the Company approved by the Board of Directors and effective as of December 2, 2002 (Consolidated Graphics, Inc. Form 10-Q (December 31, 2002) SEC File No. 0-24068, Exhibit 3.6).
* 4	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998) SEC File No. 0-24068, Exhibit 4.1).

* 4.1	Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc Form 8-K (December 15, 1999) SEC File No. 0-24068, Exhibit 4.1).
*10	Credit Agreement among the Company and Bank One, NA, as Administrative Agent and Bank One Capital Markets, Inc., as Lead Arranger and Sole Book Runner and Wells Fargo Bank Texas, National Association, as Syndication Agent, dated as of November 10, 2003 (Consolidated Graphics, Inc. Form 8-K (November 14, 2003) SEC File No. 031-002046, Exhibit 10).
31.1	Certification of Joe R. Davis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of G. Christopher Colville pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of G. Christopher Colville pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference

Reports on Form 8-K:

  1)
  Form 8-K, filed October 22, 2003 in connection with the press release announcing the Company's fiscal 2004 second quarter results.

  2)
  Form 8-K, filed October 22, 2003 in connection with the Company's conference call and web cast to discuss its fiscal 2004 second quarter results.

  3)
  Form 8-K, filed November 14, 2003 in connection with the Company's completion of an amendment to its existing bank credit facility.

  4)
  Form 8-K, filed January 7, 2004 in connection with the announcement that the Company's management will be making a presentation at an investor conference scheduled for January 8-9, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.
Dated: January 28, 2004	By:	/s/ G. CHRISTOPHER COLVILLE G. Christopher Colville Executive Vice President, Chief Financial and Accounting Officer and Secretary