Form 10-K
period 2004-03-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2004-06-02
CIK 921500

Use these links to rapidly review the document
INDEX
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-12631

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒    No ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 30, 2003 (last business day of Consolidated Graphics, Inc.'s most recently completed second fiscal quarter):
 COMMON STOCK, $.01 PAR VALUE—$292,668,301

The number of shares outstanding of the registrant's common stock as of April 30, 2004:
 COMMON STOCK, $.01 PAR VALUE—13,577,736

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on or about July 22, 2004, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Form 10-K.

CONSOLIDATED GRAPHICS, INC.
FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2004

PART I

Item 1. Business

        In this annual report, the words "Consolidated Graphics," "CGX," the "Company," "we," "our" and "us" refer to Consolidated Graphics, Inc, collectively with our subsidiaries. Our fiscal year is not a calendar year and ends on March31.

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

        The majority of our sales are derived from commercial printing services, which include electronic prepress, printing, finishing, storage and delivery of high quality, custom-designed products. Examples of such products include high-quality, multicolor marketing materials, product and capability brochures, point-of-purchase displays, direct mail pieces, shareholder communications, catalogs and training manuals. We also serve our customers by providing fulfillment and mailing services, which complement our traditional printing services. Additionally, using the CGXmedia brand we capitalize on our expertise in digital processes and advanced technological capabilities to provide Internet-based software solutions and electronic media services to help our customers better manage the print procurement process.

        The Company was incorporated in Texas in 1985. Our website address is www.consolidatedgraphics.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and other filings as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission, or SEC. The Company has not yet adopted a Code of Ethics, but expects to adopt such a Code on or before the date of its next Annual Meeting of Shareholders as required by the rules of The New York Stock Exchange. Once adopted, the Code of Ethics will also be made available on our website. In addition, the public may read and copy any materials filed by us with the SEC at the SEC's public reference room at 450 Fifth Street, NW, Washington D.C., 20549. The public may obtain information about the operation of the SEC's public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information about issuers such as us that file electronically with the SEC.

Industry Background

        The printing industry is one of the largest industries in the United States, with total annual sales estimated to be in excess of $160 billion. General printing services include commercial printing, book and magazine publishing, financial printing, quick printing and the production of business forms, greeting cards and other stationery-type products. The largest segment of the industry is commercial printing, which we estimate generates over $80 billion in annual U.S. sales based on available industry data. Most of the printing businesses operating in the United States today are privately-owned and individually generate less than $35 million in annual sales.

        A consolidation trend in the commercial printing industry emerged in the 1990's as owners of medium-sized printing businesses (those with annual sales of $2 million to $35 million) sought to address several new industry challenges and evaluate exit strategies. In order to limit personal financial risk, increase personal financial liquidity or facilitate plans to eventually retire, owners of printing businesses became more willing to sell their companies to larger, better-capitalized companies. We believe that CGX is one of only a few companies that possess the financial strength and management expertise necessary to acquire such medium-sized printing businesses.

        In recent years, printing design and prepress workflow have shifted from art boards to a digital environment. Prepress computer equipment based on a complete digital workflow, along with more sophisticated printing presses and finishing equipment, are more efficient, operate much faster and require less labor. Therefore, commercial printing businesses must make substantial capital investments over time in newer equipment in order to remain competitive in the industry.

        Print buyers are increasingly seeking shorter print runs and the ability to personalize more sophisticated marketing materials to strategically target certain markets or demographics. The development of digital technology and acceptance of Internet-based solutions for managing the print procurement process have generated demand for printing companies to offer complementary, value-added services to their customers. Examples of such complementary services include fulfillment and inventory management, variable-data printing, inkjet labeling, mailing, CD-ROM production, online print procurement, online composition and design and digital asset maintenance. Additionally, large corporations are increasingly seeking to reduce operating costs by streamlining their purchasing process and limiting their number of suppliers. To accomplish these objectives, these large customers frequently seek to align themselves with printing companies that have a significant national presence and can offer a wide range of commercial print capabilities and other print-related, value-added services.

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

Competition

        The commercial printing industry remains highly fragmented and the majority of customers purchase printed products from locally available sources. Therefore, we compete primarily with locally-based printing companies for most print projects. Most of our competitors are privately held, single location operations; however, some are large corporations, both publicly and privately owned.

        The major competitive factors in our business are:

  •
  Extent and quality of customer service

  •
  Quality—of finished products

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

Business Strategy

        Our overall business strategy is to be the market leader in the commercial printing industry by combining the customer service and responsiveness of well-managed, local printing businesses with the competitive advantages provided by a national organization. Management at each of our 65 printing businesses maintains responsibility for the day-to-day operations and profitability of their business, while continuing to strengthen and build new customer relationships in their respective markets. At the same time, our printing businesses are supported by the management expertise, purchasing power, technology investments and other operating advantages that exist because they are part of a larger organization.

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

  •
  Continuing to invest in new equipment and technology that enables us to provide increasingly higher levels of service and timely respond to the growing needs of our customers.

  •
  Capitalizing on our national presence and wide range of capabilities to pursue sole-source national contracts.

  •
  Developing and marketing value-added solutions that complement our core commercial printing business, such as those available through CGXmedia.

        Disciplined Acquisition Program—We are actively seeking to make additional acquisitions of medium-sized printing businesses that are well-managed and generally have an excellent reputation and a quality customer base. We are also actively seeking and evaluating opportunities to acquire smaller and/or distressed printing businesses whose operations can be merged into our existing locations. This type of transaction is commonly referred to as a "tuck-in" acquisition. Because of prevailing adverse industry conditions in the last four years and broad economic uncertainties, we expect to evaluate a number of "tuck-in" acquisition opportunities in the next twelve months.

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

        Best Practices/Benchmarking—Management teams at our printing businesses have access to strategic counsel and professional management techniques in such areas as planning, organization and controls. We provide a forum for them to share their knowledge of technical processes and their best practices with one another through periodic group meetings attended by top management and other personnel. We utilize our wide area network and management information systems to benchmark financial and operational data, and share such information across our printing businesses to help their management teams identify and respond to changes in operating trends.

        Leadership Development—Our highly successful program to recruit, train and develop recent college graduates as printing sales and management professionals is an integral component of our growth strategy. Participants in our Leadership Development Program follow a curriculum that provides them with technical industry knowledge, coupled with general business and managerial training and our best practices. Our Leadership Development Program is unique to the industry, and we believe it is a key factor in our ability to provide a high degree of quality customer service, as well as provide a pool of talent for future management positions at our printing businesses. As of April 30, 2004, we had 167 employees who were current participants in or graduates of this program, eleven of whom serve as the president of the printing business where they are employed.

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

        Our electronic prepress services include all of the steps necessary to prepare media (photographs, artwork, typed copy) for printing. This process involves converting the media into digital images, separating digital color images into process colors, assembling films, preparing a proof for customer approval and burning film images onto printing plates using photochemical processes. Most of our printing businesses produce printing plates using "computer-to-plate" technology, whereby digitized text, graphic images and line art are transferred directly from digital files onto printing plates, eliminating the need for film and other steps required in manual photochemical processes. In addition, many of our printing businesses have adopted recent advances in technology that enable delivery of a high quality proof for customer approval electronically via the Internet, eliminating the cost of producing and delivering a proof, or multiple rounds of proofs, in hard copy format. Computer-to-plate and remote proofing technology reduces costs, shortens turnaround time and improves product quality. We continually evaluate our existing electronic prepress capabilities and closely monitor the development of newer technology that may be used to increase productivity and improve product quality to better serve our customers.

        We primarily use offset lithography to reproduce images on paper, which is the process that provides the highest quality, lowest cost printed products for most run lengths. Short and medium-run commercial projects are generally printed on sheet-fed presses, while longer-run projects are typically printed on web presses.

        Our printing operations primarily use sheet-fed printing presses, which are generally capable of printing 16 pages of letter-sized finished product on a 28 by 40 inch sheet of paper with eight pages on each side (known as a 16-page "signature"). Currently our printing businesses operate a total of 303 sheet-fed presses capable of simultaneously printing from one to eight colors and are generally capable of running at speeds of up to 15,000 impressions an hour. We have 17 locations which also operate half-size and/or full-size web presses which print on a continuous roll of paper and may print up to 32-page signatures on both sides of the paper at maximum speeds of up to 50,000 impressions an hour. Certain web presses are also capable of folding, gluing or perforating a printed product. Additionally, we have 24 printing businesses that also utilize a number of smaller digital presses that can simultaneously print from one to four colors and are typically used to handle short-run, fast-turnaround projects, including the production of documents with variable data requirements. Recent developments in digital printing technology have expanded the capabilities and improved the quality of services that can be offered with digital printing technology. In anticipation of growing customer demand for these services, we announced an agreement in April 2004 with Xerox Corporation ("Xerox") providing for Xerox to be the exclusive provider of digital color printing technology to our printing businesses and to provide marketing and business development resources to us in introducing digital printing solutions to our current and prospective customers.

        Our finishing services include cutting, folding, binding and other operations necessary to finish the printed product according to customer specifications. Many of our printing businesses also offer specialty finishing capabilities, such as die-cutting, embossing and foil stamping.

Other Complementary Services

        By offering innovative solutions that respond to the needs of our customers, we believe that our Company has a competitive advantage that will help us generate additional sales. We provide a variety of fulfillment services, which primarily include assembling, packaging, storing, and distributing printed promotional, educational and training documents and materials on behalf of our customers. Many corporations utilize our fulfillment services to help manage their inventories of printed products and related materials (such as binders and product samples), as well as to provide "just in time" assembly and delivery of customized materials to end users. Orders for fulfillment services are frequently received via proprietary, Internet-based print procurement and inventory management systems maintained by our printing businesses, as discussed below. Additionally, we provide mailing services for large quantities of printed materials distributed to end-users, a service that is ideal for direct mail and promotional pieces. We also offer a number of options for sorting, packaging, inkjet labeling and shipping of printed materials.

        Utilizing our expertise in digital technology, we offer print-related software solutions and electronic media services to our customers through CGXmedia. Our primary Internet-based software products are:

  •
  COIN (Custom Ordering Interactive Network) is our proprietary software developed to help customers better manage the print procurement process. COIN sites are customized for each client and are used for ordering, typesetting, proofing, workflow management and fulfillment of printed materials. COIN puts control directly on the customer's desktop, generating instant online proofs and providing multi-location organizations with the convenience of secure, Internet-based remote ordering capability. Customers may also utilize the electronic invoicing and payment capabilities of COIN.

  •
  GOLD (Graphic Online Layout Design) compliments our COIN software by providing additional custom features for composition and design.

  •
  OPAL (Online Private Asset Library) is used primarily by customers to store, archive and retrieve their valuable digital assets, such as images, logos, documents and other digital files, from any location via a web browser. OPAL enables customers to efficiently distribute these digital assets across multiple distribution channels, allowing groups to collaborate on projects and share materials. OPAL utilizes sophisticated security architecture that limits access only to users authorized by the customer and can be tailored to meet specific customer applications.

        Through CGXmedia we also offer a variety of electronic media services, such as CD-ROM development and production, conversion of text in printed or digital form to eBook format, electronic journal composition, website hosting and other Internet services.

        A dedicated CGXmedia sales team and project managers assist our printing businesses in identifying prospective customers and marketing our suite of CGXmedia products and services. We maintain CGXmedia product development staff to design and develop customized solutions as needed in response to the specific needs of each customer. We also utilize support staff at each of our printing businesses who are trained and able to serve our customers' needs related to our CGXmedia products and services.

        CGXmedia, COIN, GOLD and OPAL are all registered service marks of the Company.

Sales and Marketing

        The majority of our sales are generated by individual orders through commissioned sales personnel and, in some cases, pursuant to national contracts. As of April 30, 2004, we employed approximately 600 sales professionals, all of whom are knowledgeable about the commercial printing industry and the capabilities of our printing businesses. In addition to soliciting business from existing and prospective customers, our sales personnel act as liaisons between customers and our production departments and also provide technical advice and assistance to customers throughout the printing process.

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

        Our primary marketing focus is on responding rapidly to customer requirements and producing high quality printed materials at competitive prices. Rapid responsiveness is essential because of the short lead time on most commercial printing projects. Our printing operations are designed to maintain maximum flexibility to meet customer needs, both on scheduled and emergency bases. Each of our printing businesses generally seek projects that they believe will best utilize their respective equipment and expertise; however, they have access to and are encouraged to offer their customers the broad range of capabilities we have throughout our organization.

        We actively pursue opportunities to obtain sole-source, multi-year printing contracts from large corporations seeking to leverage their print spending and limit their number of commercial print providers. We refer to these customers as "national accounts". To better position ourselves to capitalize on future national account opportunities as well as to provide more sales training and support to our printing businesses, we expanded our organization in fiscal 2004 to include an executive level manager of sales and marketing and a team of 4 national account sales professionals. As a result, we expect national accounts to be an increasing contributor to our sales growth.

Customers

        Our diverse customer base includes both national and local corporations operating in a wide range of industries, as well as mutual fund companies, advertising agencies, graphic design firms, catalog retailers and direct mail distributors. During fiscal 2004, we served over 18,000 customers, and our top ten customers accounted for approximately 9% of total sales, none of which was individually more than 2%. We believe that our large and diverse customer base, broad geographic coverage of the United States and extensive range of printing capabilities and other complementary services may reduce somewhat our exposure to economic slowdowns that may generally affect the printing industry or any one region of the country. However, because we typically produce a large number of advertising and marketing materials for our customers, to the extent that advertising and marketing spending is reduced during an economic downturn, our results of operations may be adversely affected.

        Our customers generally place orders for individual printing projects and are not contractually obligated to purchase additional printing services from us. Consequently our continued engagement to provide additional commercial printing services largely depends upon, among other things, the customer's satisfaction with the quality of services and products we provide. Although we do not depend on any one customer, group of customers or type of customer, our sales to many of our largest customers may fluctuate from year to year depending upon the number, size and complexity of projects they initiate and award to us.

Suppliers

        We purchase raw materials used in the commercial printing process (such as paper, prepress supplies, ink, chemicals and boxes) from a number of national and local suppliers and we are not materially dependent on any one supplier. We use a two-tiered approach to purchasing in order to maximize the economies associated with our size, while maintaining the local efficiencies and time sensitivity required to meet customer demands. We negotiate master purchasing arrangements centrally with major suppliers and manufacturers to obtain better pricing, then communicate the terms of these arrangements to our individual printing businesses. Each printing business orders goods and services through our national vendors as needed based on the terms set forth in our national purchasing agreements, or, when appropriate are purchased locally. We continually monitor market conditions and product developments, as well as regularly review the contractual terms of our national purchasing agreements, to take advantage of our increasing buying power and to maximize the benefits associated with these agreements.

        We incur significant costs to purchase paper used in the printing process. The majority of our paper supply is distributed through merchant organizations. There are a small number of merchants that are considered national in scope, with numerous regional organizations that serve one or more of our printing businesses. We have negotiated national purchasing agreements with certain mills, which produce paper, and certain merchants, who distribute most of the paper produced by the mills. These agreements typically provide for volume-related discounts and additional periodic rebates based on the total amount of purchases made by our printing businesses from each mill and/or merchant.

        We also purchase a large amount of prepress supplies, consisting mainly of process chemicals, plates and proofing materials. There are a limited number of key manufacturers of these materials, and we generally purchase prepress supplies from either national or regional distributors. We have obtained volume-related discounts and incentive arrangements from these manufacturers and receive periodic rebates based on the total amount of prepress supplies we purchase through these distributors.

Employees

        As of April 30, 2004, we had approximately 4,800 employees throughout our organization. Of this total, approximately 500 were employed subject to the terms of various collective bargaining agreements. We believe that our relations with our employees are generally satisfactory.

Executive Officers

        Joe R. Davis has been the Chief Executive Officer and Chairman of the Board of Directors since he founded our Company in 1985. Prior to forming CGX, Mr. Davis was a Vice President for a division of International Paper Company. He also previously served as a partner of a national public accounting firm. Mr. Davis is 61 years old.

        G. Christopher Colville has been Executive Vice President, Chief Financial and Accounting Officer and Secretary since March 2002. From October 2000 to February 2002, Mr. Colville was Managing Director at Murphy Noell Capital, LLC, an investment banking firm. Mr. Colville had held various executive positions with CGX between 1994 and September 2000, including Executive Vice President—Mergers and Acquisitions, Chief Financial Officer and Secretary. Mr. Colville is a certified public accountant and is 46 years old.

Government Regulation and Environmental Matters

        Our printing businesses are subject to the environmental laws and regulations of the United States and the applicable state and local laws and regulations concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. The commercial printing process generates substantial quantities of inks, solvents and other waste products requiring disposal under the numerous federal, state and local laws and regulations relating to the environment. Our printing businesses typically recycle waste paper and contract for the removal of waste products. We believe our Company is in material compliance with all applicable air quality, waste disposal and other environmental-related rules and regulations, as well as with other general employee health and safety laws and regulations. We do not anticipate any material future capital expenditures for environmental control facilities. There can be no assurance, however, that future changes in environmental laws and regulations will not have a material effect on our financial position or results of operations.

Item 2. Properties and Facilities

        As of April 30, 2004, our principal facilities consisted primarily of printing facilities totaling approximately 4 million square feet that contain production, storage and office space, of which approximately 1.4 million square feet is owned and approximately 2.6 million square feet is leased. Certain of the leased facilities, totaling approximately 227,000 square feet, are leased from former owners and current employees of four of our printing businesses. All other leases are with unaffiliated third parties. We also lease 16,210 square feet of office space in Houston from an unaffiliated third party for our corporate headquarters. We believe our facilities are generally suitable for their present and intended purposes and are adequate for our current level of operations.

Item 3. Legal Proceedings

        From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We maintain insurance coverage against certain potential claims in an amount that we believe to be adequate. Currently, we are not aware of any legal proceedings or claims pending against the Company that our management believes will have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market For Registrant's Common Equity And Related Shareholder Matters

        Our common stock is traded on the New York Stock Exchange under the symbol "CGX". The following table presents the quarterly high and low sales prices for our common stock for each of the last two fiscal years:

Fiscal 2004—Quarter Ended:	High	Low
June 30, 2003	22.88	16.81
September 30, 2003	27.70	21.34
December 31, 2003	33.65	24.73
March 31, 2004	39.20	31.55
Fiscal 2003—Quarter Ended:	High	Low
June 30, 2002	22.50	17.40
September 30, 2002	19.10	14.35
December 31, 2002	23.97	14.80
March 31, 2003	25.20	14.50

        As of April 30, 2004, there were 121 shareholders of record representing approximately 3,000 beneficial owners.

        We have not previously paid any cash dividend on our common stock. We presently intend to retain all of our earnings to finance the continuing development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of cash dividends will depend upon the financial condition, capital requirements and earnings of our Company, as well as other factors our Board of Directors may deem relevant. In addition, one of our bank credit facilities contains restrictions that limit our ability to pay dividends above certain levels.

        The only equity compensation plan we maintain is the Consolidated Graphics, Inc. Long-Term Incentive Plan (the "Plan"), which has been approved by our shareholders. Under this Plan, employees of our Company and certain non-employee members of our Board of Directors have been, or may be, granted options to purchase shares of our common stock at a price not less than the market price of the stock at the date of grant. As of March 31, 2004, there were 1,804,732 shares of common stock issuable upon exercise of options outstanding under the Plan at a weighted-average exercise price of $26.08, and a total of 833,862 shares of our common stock were reserved for issuance pursuant to options which had not yet been granted.

Item 6. Selected Consolidated Financial Data

        The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements of our Company and the notes thereto included in Item 8. "Financial Statements and Supplementary Data."

	Year Ended March 31
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Income Statement Data
Sales	$708,060	$710,279	$643,948	$683,396	$624,895
Cost of sales	540,080	540,586	477,147	494,158	437,345

Gross profit	167,980	169,693	166,801	189,238	187,550
Selling expenses	76,189	78,008	69,091	70,070	61,267
General and administrative expenses	51,887	52,252	54,766	54,595	48,677
Goodwill impairment(1)	—	38,033	—	—	—
Special charge(2)	—	—	—	6,440	—

Operating income	39,904	1,400	42,944	58,133	77,606
Interest expense, net	7,216	10,055	15,144	20,858	13,476

Income (loss) before income taxes and accounting change	32,688	(8,655)	27,800	37,275	64,130
Income taxes	12,691	4,284	11,120	15,164	25,651

Income (loss) before accounting change	19,997	(12,939)	16,680	22,111	38,479
Cumulative effect of accounting change, net of tax(3)	—	74,376	—	—	—

Net income (loss)	$19,997	$(87,315)	$16,680	$22,111	$38,479

Earnings (loss) per share—
Basic	$1.49	$(6.58)	$1.27	$1.68	$2.54
Diluted	$1.44	$(6.47)	$1.25	$1.68	$2.51
	March 31
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data
Working capital	$47,488	$53,747	$85,036	$79,488	$65,301
Property and equipment, net	272,801	278,134	293,831	299,871	310,344
Total assets	522,135	512,583	676,733	674,667	680,848
Long-term debt, net of current portion	98,265	143,167	213,860	246,729	261,407
Total shareholders' equity	245,612	221,223	306,598	287,534	272,531

(1)
Reflects the impairment of goodwill value as of March 31, 2003 under Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, related to the valuation of goodwill and other intangible assets.

(2)
Relates to costs and impairment charges primarily associated with combining the operations at three small, under-performing locations into nearby facilities and exiting a portion of our business at a fourth location. This special charge reduced net income by $4,117 net of tax.

(3)
Reflects a transitional impairment charge pursuant to our adoption of SFAS No. 142 as of April 1, 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains forward-looking information. Readers are cautioned that such information involves known and unknown risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur beyond our control, which may limit our ability to maintain or improve our operating results or financial condition or acquire additional printing businesses. Our expectations regarding future sales and profitability assume, among other things, stability in the economy and reasonable growth in the demand for our products, the continued availability of raw materials at affordable prices and retention of our key management and operating personnel. In addition, our expectations regarding future acquisitions assume, among other things, our ability to identify new acquisition opportunities and our ability to negotiate and finance such acquisitions on acceptable terms, as well as the ability to successfully absorb and manage such acquisitions. Although management believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could be inaccurate and there can be no assurance that any or all of the assumptions underlying the forward-looking statements will prove to be accurate. The inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We expressly disclaim any duty to provide updates to these forward-looking statements, assumptions or other factors after the date this Form 10-K was filed to reflect the occurrence of events or circumstances or changes in expectations.

Overview

        Our Company is a leading national provider of commercial printing services with 65 printing facilities in 25 states and is recognized as the largest sheet-fed and half-web commercial printing company in the United States. We are focused on adding value to our printing businesses by providing the financial and operational strengths, management support and technological advantages associated with a national organization. Our strategy currently includes the following initiatives to generate sales and profit growth:

  •
  Internal Sales Growth—We seek to use our competitive advantages to expand market share. We continue to pursue additional experienced sales professionals, invest in new equipment and technology, expand our national accounts program and develop complementary, value-added services.

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

        Our sales are generated by individual orders through commissioned sales personnel and, in some cases, pursuant to national contracts. We recognize revenue from these orders when we deliver the ordered products. To a large extent, continued engagement of our Company by our customers for successive jobs depends upon the customer's satisfaction with the quality of services and products we provide. As such it is difficult for us to predict the number, size and profitability of printing jobs that we expect to produce for more than a few weeks in advance.

        Our cost of sales mainly consists of raw materials consumed in the printing process, as well as labor and outside services, such as delivery costs. Paper cost is the most significant component of our materials cost; however, changes in paper pricing generally does not materially impact our operating margins because any changes in paper pricing are generally passed on to customers by our printing businesses. Additionally, our cost of sales includes maintenance, repair, rental and insurance costs associated with operating our facilities and equipment, along with depreciation charges.

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

Results of Operations

        The following table sets forth our Company's historical consolidated income statements and certain percentage relationships for the periods indicated:

	Year Ended March 31			As a Percentage of Sales Year Ended March 31
	2004	2003	2002	2004	2003	2002
	(In millions)
Sales	$708.1	$710.3	$643.9	100.0%	100.0%	100.0%
Cost of sales	540.1	540.6	477.1	76.3	76.1	74.1

Gross profit	168.0	169.7	166.8	23.7	23.9	25.9
Selling expenses	76.2	78.0	69.1	10.8	11.0	10.7
General and administrative expenses	51.9	52.3	54.8	7.3	7.4	8.5
Goodwill impairment	—	38.0	—	—	5.3	—

Operating income	39.9	1.4	42.9	5.6	0.2	6.7
Interest expense, net	7.2	10.0	15.1	1.0	1.4	2.4

Income (loss) before taxes	32.7	(8.6)	27.8	4.6	(1.2)	4.3
Income taxes	12.7	4.3	11.1	1.8	0.6	1.7

Income (loss) before accounting change	$20.0	$(12.9)	$16.7	2.8%	(1.8)%	2.6%

        Our sales and expenses during the periods shown were impacted by the acquisition of six printing businesses in fiscal 2004, two printing businesses in fiscal 2003 and three printing businesses in fiscal 2002. Because each acquisition was accounted for using the purchase method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. Accordingly, acquisitions affect our financial results in any one year compared to the prior year by the full-year impact of prior year acquisitions (as compared to the partial impact in the prior year) and the partial-year impact of current year acquisitions, and is referred to below as "incremental contribution from acquisitions."

Analysis of Consolidated Income Statements for Fiscal 2004 as Compared to Fiscal 2003

        Sales for fiscal 2004 decreased $2.2 million, or .3%, to $708.1 million from $710.3 million in fiscal 2003. The decline in revenues is primarily attributable to comparatively weaker industry conditions versus the same period last year. A sustained adverse effect on the commercial printing industry occurred as a result of the Iraq conflict and the prolonged period of weakness in the U.S. economy. Incremental contribution from acquisitions totaled $18.1 million, substantially offsetting the sales decline attributable to weaker industry conditions.

        Gross profit declined by $1.7 million in fiscal 2004 to $168.0 million as a result of the sales decline noted above. Gross profit margin for fiscal 2004 declined slightly to 23.7% from 23.9% in fiscal 2003, reflecting the comparatively weaker industry conditions we experienced in 2004.

        Selling expenses for fiscal 2004 decreased 2% to $76.2 million from $78.0 million in fiscal 2003. The decline is directly attributable to the reduced sales levels noted above. As a percentage of sales, selling expenses for fiscal 2004 decreased slightly to 10.8% from 11.0% in fiscal 2003, primarily as a result of lower sales, recruiting and hiring expenses as compared to 2003.

        General and administrative expenses for fiscal 2004 decreased slightly to $51.9 million from $52.3 million in fiscal 2003. As a percentage of sales, general and administrative expenses for fiscal 2004 declined to 7.3% from 7.4% in fiscal 2003. Generally, our fixed administrative cost structure remained relatively constant.

        Net interest expense for fiscal 2004 decreased 28% to $7.2 million from $10.0 million in fiscal 2003. Interest expense for fiscal 2004 includes a $.4 million charge to write-off certain deferred financing costs, as required by generally accepted accounting principles in connection with an amendment to our bank credit facility in November 2003. (See Liquidity and Capital Resources—Debt Obligations). The overall decrease in interest expense is primarily due to the application of our cash flow from operations to reduce the aggregate borrowings outstanding under our various bank credit facilities.

        We provided for income taxes of $12.7 million for fiscal 2004, as compared to $4.3 million in fiscal 2003, reflecting an effective tax rate of 38.8% as compared to an effective tax rate of 38.0% in fiscal 2003.

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

        Net interest expense for fiscal 2003 decreased 33% to $10.0 million from $15.1 million in fiscal 2002. This decrease is due to lower borrowings outstanding under our variable-rate bank credit facility, coupled with a more favorable interest rate environment as compared to the prior fiscal year. We also refinanced certain of our outstanding term equipment notes during the year to take further advantage of such favorable environment. Effective April 1, 2002, we adopted SFAS No. 142 which required us to discontinue amortizing goodwill and perform a series of transitional impairment tests to determine if the remaining balance of goodwill of each of our reporting units, which totaled $199.3 million as of March 31, 2002, should be reduced to reflect its estimated fair value. We determined that each of our individual printing businesses constitutes a stand-alone reporting unit under SFAS No. 142. Pursuant to SFAS No. 142, we recognized an after-tax transitional impairment charge of $74.4 million (net of a deferred tax benefit of $15.4 million), and such charge was classified as the cumulative effect of an accounting change as provided for by the new accounting standard. Further, in connection with our annual impairment test conducted as of March 31, 2003, as required by SFAS No. 142, we recorded an additional goodwill impairment charge of $38.0 million in the quarter ended March 31, 2003. The impairment resulted principally from the impact that the continued weakness in printing industry conditions and other negative economic factors discussed above had on our reporting units.

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

Liquidity and Capital Resources

Sources and Uses of Cash

        Our historical sources of cash have primarily been cash provided by operations or borrowings under our various bank credit facilities. Our historical uses of cash have been for acquisitions of printing businesses, capital expenditures, and payment of principal and interest on outstanding debt obligations. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our consolidated statements of cash flows and notes thereto included in Item 8. "Financial Statements and Supplementary Data."

	Year Ended March 31
	2004	2003	2002
	(In millions)
Net cash provided by operating activities	$79.3	$95.4	$69.8
Acquisitions of businesses	(11.4)	(6.2)	(14.6)
Capital expenditures	(12.3)	(15.5)	(16.3)
Net payments under bank credit facilities	(53.5)	(60.2)	(33.9)
Net payments on term equipment notes and other debt	(6.3)	(15.7)	(8.8)

        Additionally, our cash position, working capital and debt obligations as of March 31, 2004, 2003 and 2002 are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto included in Item 8. "Financial Statements and Supplementary Data."

	March 31
	2004	2003	2002
	(In millions)
Cash and cash equivalents	$10.5	$9.6	$9.0
Working capital	47.5	53.7	85.0
Total debt obligations	111.5	163.8	233.7

        Net cash provided by operating activities for fiscal year 2004 declined 17% compared to fiscal 2003, primarily due to the cash flow benefit generated in 2003 from a reduction in working capital resulting from implementation of tighter working capital management practices. We continued to follow our strategy to further strengthen our financial position by primarily using available cash flow to reduce the amount of debt we have outstanding.

        We believe that our cash flow provided by operations will be adequate to cover our fiscal 2005 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or the issuance of additional term notes.

        We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. There can be no assurance that we will be able to acquire additional printing businesses on terms acceptable to us.

        We expect to fund future acquisitions through cash flow provided by operations, additional borrowings or the issuance of our common stock. The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment for the acquisition price.

        In May 2004, our Board of Directors approved a common stock share repurchase program, providing for the repurchase of up to one million shares in open-market purchases or in privately negotiated block purchase transactions. We expect to fund any repurchases under the program through cash flow provided by operations or additional borrowings under our primary bank credit facility. The amount and timing of any purchases will depend upon a number of factors, including the price and availability of our shares, general market conditions and certain provisions included in our existing bank credit facility. There can be no assurance that we will be able to repurchase any of our common stock on terms acceptable to us.

Debt Obligations

        On November 10, 2003, we completed an amendment and restatement to our then existing bank credit facility (as amended and restated, the "Credit Agreement"). The Credit Agreement is composed of a $150.0 million revolving credit facility that will mature in July 2007. Prior to its amendment and restatement, the bank credit facility was composed of a $175.0 million five-year revolving credit line and an amortizing $50.0 million term loan (the "Term Loan") with final maturity scheduled in December 2005. Proceeds from the Credit Agreement were used to pay the outstanding balance on the Term Loan, which totaled $20.0 million at the date of the amendment and restatement. At March 31, 2004, borrowings outstanding under the Credit Agreement were $31.0 million and accrued interest at a weighted average rate of 3.04%. In connection with the amendment and restatement to the bank credit facility, we incurred additional financing costs totaling $.5 million, which are being amortized over the remaining term of the Credit Agreement, and expensed $.4 million of previously deferred financing costs as required under generally accepted accounting principles.

        The proceeds from borrowings under the Credit Agreement can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank's prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to .75%. We are also required to pay a commitment fee on available but unused amounts ranging from .275% to .375% annually. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At March 31, 2004, the applicable interest rate margin was 1.25% and the applicable commitment fee was .275%

        We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at March 31, 2004.

        In addition, we maintain two auxiliary revolving credit facilities (each an "Auxiliary Bank Facility" and collectively the "Auxiliary Bank Facilities") with commercial banks. Both Auxiliary Bank Facilities are unsecured, have a maximum borrowing capacity of $5.0 million and expire in November 2004. At March 31, 2004, borrowings outstanding under the Auxiliary Bank Facilities totaled $4.6 million and accrued interest at a weighted average rate of 2.35%. Because we have the ability to refinance our Auxiliary Bank Facilities and plan to do so annually, the borrowings outstanding are classified as long-term debt in the accompanying consolidated balance sheets.

        Our term equipment notes consist primarily of notes payable pursuant to financing agreements between us and various lenders (the "Lender Notes") and between us and the finance affiliates of two printing equipment manufacturers (the "Equipment Notes"). In March 2004, we issued Lender Notes in an aggregate principal amount of $4.0 million and utilized the proceeds thereof to retire all of the outstanding Equipment Notes with one of the finance affiliates. At March 31, 2004, outstanding borrowings under the Lender Notes totaled $44.6 million and accrued interest at a weighted average rate of 5.48%. The Lender Notes provide for fixed monthly principal payments plus interest for defined periods of up to eight years from the date of issuance, most ending with a balloon payment upon maturity, and are secured by certain of our equipment. At March 31, 2004, outstanding borrowings under the Equipment Notes totaled $21.5 million and accrued interest at a weighted average rate of 6.14%. The Equipment Notes provide for fixed payments of principal and interest for defined periods of up to ten years from the date of issuance and are secured by equipment concurrently purchased from the respective manufacturer. The remaining balance of term equipment notes totaling $1.7 million primarily consists of various secured debt obligations assumed by us in connection with certain prior year acquisitions. We are not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Credit Agreement places certain limitations on the amount of additional term note obligations we may incur in the future.

        Our other debt obligations consist of a promissory note totaling $3.5 million, industrial revenue bonds totaling $4.0 million and various other debt obligations totaling $.7 million. We do not have any significant financial covenants or restrictions associated with these other debt obligations.

Contractual Obligations and Other Commitments

        Our contractual obligations by fiscal year are as follows (in millions):

	2005	2006	2007	2008	2009	Thereafter
Debt obligations	$13.2	$12.6	$13.6	$57.0	$5.8	$9.3
Operating lease obligations	14.0	11.7	9.9	8.6	5.5	12.9

        Operating Leases—We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business.

        Contingent Transaction Consideration—We have entered into earnout agreements in connection with certain prior year acquisitions of printing businesses. If the acquired printing businesses generate operating profits in excess of pre-determined targets, we may be obligated to make additional cash payments. As of March 31, 2004, we were contingently obligated through fiscal 2005 to make additional cash payments of up to $1.6 million. Based on current operating levels, we expect that the actual cash payments pursuant to these contractual obligations will be less than the maximum amounts indicated.

        Letters of Credit—In connection with our assumption of obligations under outstanding industrial revenue bonds related to certain prior year acquisitions of printing businesses, which are reflected as debt in the accompanying consolidated financial statements, we had three letters of credit outstanding as of March 31, 2004 for a combined total of $8.1 million. These letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in July 2007, and we may be required to obtain replacement letters of credit at that time.

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

New Accounting Pronouncements

        SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have a material impact on our financial position or results of operations as of and for the period ended March 31, 2004.

        SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 was effective for interim periods beginning after June 15, 2003. SFAS No. 150 did not have a material impact on our financial position or results of operations as of and for the period ended March 31, 2004.

        The Financial Accounting Standards Board ("FASB") initially issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, in January 2003, then revised and reissued FIN No. 46 in December 2003 ("FIN No. 46R".) This interpretation requires that a company that controls another entity through interests other than voting interests should consolidate such controlled entity. FIN No. 46 and FIN No. 46R did not have a material impact on our financial position or results of operations as of and for the period ended March 31, 2004.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not hold or utilize derivative financial instruments that could expose our Company to market risk. However, we are exposed to market risk for changes in interest rates related primarily to our debt obligations, which as of March 31, 2004 include borrowings under our bank credit facilities totaling $35.8 million, various term equipment notes totaling $67.8 million and other debt obligations totaling $7.9 million. The following table sets forth the average interest rate for the scheduled maturities of our debt obligations as of March 31, 2004 ($ in millions):

	2005	2006	2007	2008	2009	Thereafter	Total	Estimated Fair Value At March 31, 2004
Fixed Rate Debt:
Amount	$11.7	$11.1	$11.9	$19.9	$5.0	$8.4	$68.0	$69.7
Average interest rate	5.99%	5.76%	5.92%	5.80%	5.37%	5.49%	5.78%
Variable Rate Debt:
Amount	$1.5	$1.5	$1.7	$37.1	$.7	$.9	$43.4	$43.4
Average interest rate	1.31%	1.29%	1.64%	2.88%	1.29%	1.16%	3.18%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Consolidated Graphics, Inc.:

        We have audited the accompanying consolidated balance sheets of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2004 and 2003 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the two-year period ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Consolidated Graphics, Inc. and subsidiaries for the year ended March 31, 2002, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on such consolidated financial statements, before the revision described in Note 3 to the consolidated financial statements, in their report dated May 17, 2002.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

        As discussed above, the consolidated financial statements of Consolidated Graphics, Inc. and subsidiaries for the year ended March 31, 2002, were audited by other auditors who have ceased operations. As described in Note 3 to the consolidated financial statements, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by Consolidated Graphics, Inc. and subsidiaries as of April 1, 2002. In our opinion, the transitional disclosures for the year ended March 31, 2002 are appropriate. However, we were not engaged to audit, review or apply any procedures to the consolidated financial statements of Consolidated Graphics, Inc. and subsidiaries for the year ended March 31, 2002, other than with respect to such disclosures. Accordingly, we do not express an opinion or any other form of assurance on such consolidated financial statements for the year ended March 31, 2002, taken as a whole.

KPMG LLP

Houston, Texas
May 14, 2004

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

ARTHUR ANDERSEN LLP
Houston, Texas
May 17, 2002

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,472	$9,641
Accounts receivable, net	114,658	107,137
Inventories	32,728	28,429
Prepaid expenses	5,874	5,103
Deferred income taxes	6,159	4,087

Total current assets	169,891	154,397
PROPERTY AND EQUIPMENT, net	272,801	278,134
GOODWILL, net	73,658	72,503
OTHER ASSETS	5,785	7,549

	$522,135	$512,583

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$13,204	$20,595
Accounts payable	41,062	34,194
Accrued liabilities	66,585	45,813
Income taxes payable	1,552	48

Total current liabilities	122,403	100,650
LONG-TERM DEBT, net of current portion	98,265	143,167
DEFERRED INCOME TAXES	55,855	47,543
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 13,573,964 and 13,346,949 issued and outstanding	135	133
Additional paid-in capital	163,910	159,520
Retained earnings	81,567	61,570

Total shareholders' equity	245,612	221,223

	$522,135	$512,583

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)

	Year Ended March 31
	2004	2003	2002
SALES	$708,060	$710,279	$643,948
COST OF SALES	540,080	540,586	477,147

Gross profit	167,980	169,693	166,801
SELLING EXPENSES	76,189	78,008	69,091
GENERAL AND ADMINISTRATIVE EXPENSES	51,887	52,252	54,766
GOODWILL IMPAIRMENT	—	38,033	—

Operating income	39,904	1,400	42,944
INTEREST EXPENSE	7,337	10,231	15,229
INTEREST INCOME	(121)	(176)	(85)

Income (loss) before income taxes and accounting change	32,688	(8,655)	27,800
INCOME TAXES	12,691	4,284	11,120

Income (loss) before accounting change	19,997	(12,939)	16,680
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax	—	74,376	—

Net income (loss)	$19,997	$(87,315)	$16,680

BEFORE ACCOUNTING CHANGE
Basic earnings (loss) per share	$1.49	$(.98)	$1.27
Diluted earnings (loss) per share	$1.44	$(.96)	$1.25
AFTER ACCOUNTING CHANGE
Basic earnings (loss) per share	$1.49	$(6.58)	$1.27
Diluted earnings (loss) per share	$1.44	$(6.47)	$1.25
SHARES USED TO COMPUTE EARNINGS (LOSS) PER SHARE
Basic	13,439	13,264	13,107
Diluted	13,896	13,505	13,380

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
BALANCE, March 31, 2001	13,018	$130	$155,199	$132,205	$287,534
Exercise of stock options	188	2	2,382	—	2,384
Net income	—	—	—	16,680	16,680

BALANCE, March 31, 2002	13,206	132	157,581	148,885	306,598
Exercise of stock options	141	1	1,939	—	1,940
Net loss	—	—	—	(87,315)	(87,315)

BALANCE, March 31, 2003	13,347	$133	$159,520	$61,570	$221,223
Exercise of stock options	227	2	4,390	—	4,392
Net income	—	—	—	19,997	19,997

BALANCE, March 31, 2004	13,574	$135	$163,910	$81,567	$245,612

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31
	2004	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$19,997	$(87,315)	$16,680
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Cumulative effect of accounting change, net of tax	—	74,376	—
Depreciation and amortization	35,793	37,356	41,312
Goodwill impairment	—	38,033	—
Deferred income tax provision	6,240	4,008	10,241
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	(5,160)	18,793	2,947
Inventories	(3,188)	4,764	1,485
Prepaid expenses	(740)	1,023	(1,554)
Other assets	2,750	35	(1,806)
Accounts payable and accrued liabilities	20,938	4,847	(275)
Income taxes payable	2,629	(563)	726

Net cash provided by operating activities	79,259	95,357	69,756

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(11,376)	(6,240)	(14,645)
Purchases of property and equipment	(12,336)	(15,478)	(16,270)
Proceeds from asset dispositions	2,296	1,096	2,118

Net cash used in investing activities	(21,416)	(20,622)	(28,797)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	61,165	13,527	29,822
Payments on bank credit facilities	(114,642)	(73,768)	(63,719)
Payments for financing costs on amendment of bank credit facility	(480)	—	—
Proceeds from issuance of term equipment note	6,117	—	—
Payments on term equipment notes and other debt	(12,439)	(15,748)	(8,790)
Proceeds from exercise of stock options	3,267	1,940	2,016

Net cash used in financing activities	(57,012)	(74,049)	(40,671)

NET INCREASE IN CASH AND CASH EQUIVALENTS	831	686	288
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,641	8,955	8,667

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,472	$9,641	$8,955

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

        Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis and relies on historical experience and various other factors that it believes to be reasonable under the circumstances to determine such estimates. Because uncertainties with respect to estimates and assumptions are inherent in the preparation of financial statements, actual results could differ from these estimates.

        Reclassification—Certain reclassifications of prior periods' data have been made to conform with the current period reporting.

        Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

        Revenue Recognition and Accounts Receivable—The Company recognizes revenue upon delivery of each job. Losses, if any, on jobs are recognized at the earliest date such amount is determinable. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 10% of the Company's revenues during the years ended March 31, 2004, 2003 and 2002. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Accounts receivable in the accompanying consolidated balance sheets are reflected net of allowance for doubtful accounts of $2,448 and $1,637 at March 31, 2004 and 2003.

        Inventories—Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. The carrying values of inventories are set forth below:

	March 31
	2004	2003
Raw materials	$10,051	$10,283
Work in progress	20,054	15,480
Finished goods	2,623	2,666

	$32,728	$28,429

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

        Accrued Liabilities—The significant components of accrued liabilities are as follows:

	March 31
	2004	2003
Compensation and benefits	$27,669	$20,098
Manufacturing materials and services	7,200	5,483
Sales, property and other taxes	15,902	11,132
Other	15,814	9,100

	$66,585	$45,813

        Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

        The Company's only element of stock-based compensation is derived pursuant to the Consolidated Graphics, Inc. Long-Term Incentive Plan, which has been approved by the Company's shareholders. Under the Plan, employees of the Company and certain non-employee members of the Company's Board of Directors have been, or may be, granted options to purchase shares of the Company's common stock at a price not less than the market price of the stock at the date of grant. The Company adopted the disclosure requirements of SFAS No. 148 as of March 31, 2003, however, as permitted under SFAS No. 123, continues to use the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense or liability is recognized for options issued under the Plan in the accompanying consolidated financial statements since all options were granted at the fair market value of the stock at the date of grant.

        Had the Company used the fair-value-based method of accounting for the Plan prescribed by SFAS No. 123 and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net income (loss) and earnings (loss) per share as reported would have been reduced to the following pro forma amounts:

	Year Ended March 31
	2004	2003	2002
Net income (loss) as reported	$19,997	$(87,315)	$16,680
Less: pro forma compensation expense	(2,085)	(2,493)	(2,226)

Pro forma net income (loss)	$17,912	$(89,808)	$14,454

Basic Earnings (Loss) Per Share:
Net income (loss) as reported	$1.49	$(6.58)	$1.27
Less: pro forma compensation expense	(.15)	(.18)	(.21)

Pro forma net income (loss)	$1.34	$(6.76)	$1.06

Diluted Earnings (Loss) Per Share:
Net income (loss) as reported	$1.44	$(6.47)	$1.25
Less: pro forma compensation expense	(.14)	(.17)	(.21)

Pro forma net income (loss)	$1.30	$(6.64)	$1.04

        The pro forma compensation expense may not be representative of future amounts because options vest over several years and additional options may be granted in future years. For purposes of determining pro forma compensation expense, the Company determined the weighted-average fair value of options on the grant date ($9.44 in 2004, $9.26 in 2003 and $10.96 in 2002) by utilizing the Black-Scholes option-pricing model with the following key assumptions:

	2004	2003	2002
Dividend yield	—	—	—
Expected volatility	33.9%	53.2%	41.3%
Average risk-free interest rate	3.2%	3.8%	5.0%
Average expected life	5.0 yrs.	5.0 yrs.	9.0 yrs.

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

  Recent Accounting Pronouncements—

        SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have a material impact on the Company's financial position or results of operations for and as of the period ended March 31, 2004.

        SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 was effective for interim periods beginning after June 15, 2003. SFAS No. 150 did not have a material impact on the Company's financial position or results of operations for and as of the period ended March 31, 2004.

        The Financial Accounting Standards Board ("FASB") initially issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, in January 2003, then revised and reissued FIN No. 46 in December 2003 ("FIN No. 46R".) This interpretation requires that a company that controls another entity through interests other than voting interests should consolidate such controlled entity. FIN No. 46 and FIN No. 46R did not have a material impact on the Company's financial position or results of operations as and for the period ended March 31, 2004.

Other Information

        Supplemental Cash Flow Information—The consolidated statements of cash flows provide information about the Company's sources and uses of cash and exclude the effects of non-cash transactions. The Company's significant non-cash transactions primarily include the assumption and/or issuance of debt related to the acquisition of certain printing businesses (see Note 4. Acquisitions) and the issuance of term equipment notes related to the purchase of machinery and equipment (see Note 6. Long-Term Debt). The Company issued debt totaling $5,129 pursuant to acquisitions in the year ended March 31, 2002 and issued term equipment notes to finance the purchase of certain new machinery and equipment totaling $7,506, $6,014 and $5,855 during the years ended March 31, 2004, 2003 and 2002.

        The Company paid (or received) cash for interest and income taxes, net of refunds, totaling $7,227 and $(2,460) in 2004, $10,286 and $(534) in 2003, and $14,767 and $64 in 2002.

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

        Fair Value of Financial Instruments—The Company's financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the fair value of its variable rate debt obligations, which totaled $43,431 and $98,088 at March 31, 2004 and 2003, approximated their recorded values. The Company estimates that the fair value of its fixed rate debt obligations totaling $68,038 at March 31, 2004 was $69,717 and that the fair value of its fixed rate debt obligations totaling $65,674 at March 31, 2003 was $67,268. Estimates of fair value are based on interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.

        Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited because the Company's printing businesses provide services to a large, diverse group of customers in various geographical regions. Management performs ongoing credit evaluations of its customers and generally does not require collateral for extensions of credit. The Company's cash deposits are held in large, national financial institutions.

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

        As a result of its annual valuation test, the Company recorded a pre-tax goodwill impairment charge of $38,033 for the year ended March 31, 2003, which is reflected as goodwill impairment in the accompanying consolidated income statement. The impairment resulted principally from the impact that the continued weakness in printing industry conditions and other negative economic factors had on the Company's reporting units.

        Had the provisions of SFAS No. 142 been in effect for all periods presented in the accompanying consolidated financial statements, net income (loss) and earnings (loss) per share as reported would have been reported on the following pro forma basis:

	Year Ended March 31
	2004	2003	2002
Net income (loss) as reported	$19,997	$(87,315)	$16,680
Add: cumulative effect of accounting change, net of tax	—	74,376	—
Add: goodwill amortization	—	—	5,373
Less: tax benefit of deductible goodwill amortization	—	—	(767)

Pro forma net income (loss)	$19,997	$(12,939)	$21,286

Basic Earnings (Loss) Per Share:
Net income (loss) as reported	$1.49	$(6.58)	$1.27
Add: cumulative effect of accounting change, net of tax	—	5.60	—
Add: goodwill amortization	—	—	.41
Less: tax benefit of deductible goodwill amortization	—	—	(.06)

Pro forma net income (loss)	$1.49	$(.98)	$1.62

Diluted Earnings (Loss) Per Share:
Net income (loss) as reported	$1.44	$(6.47)	$1.25
Add: cumulative effect of accounting change, net of tax	—	5.51	—
Add: goodwill amortization	—	—	.40
Less: tax benefit of deductible goodwill amortization	—	—	(.06)

Pro forma net income (loss)	$1.44	$(.96)	$1.59

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

        During fiscal 2004, the Company acquired for cash totaling $10,042 the business and assets of six companies. The allocation of the purchase price of the businesses acquired include current assets of $3,503, property and equipment of $8,699, and other assets of $1,661, less current liabilities of $3,821.

        During fiscal 2003, the Company acquired for cash totaling $4,205 the business and assets of two companies located near Baltimore, Maryland. The allocation of the purchase price of the businesses acquired include current assets of $3,627, property and equipment of $1,012, and other assets of $655, less current liabilities of $1,089.

        During fiscal 2002, the Company acquired for cash totaling $11,231 the business and assets of three companies. The allocation of the purchase price of the businesses acquired include current assets of $11,704 and property and equipment of $9,990, less current liabilities of $5,334, and issued debt totaling $5,129.

        The following table sets forth unaudited pro forma information assuming that for the year ended March 31, 2004, the acquisitions in fiscal 2004 were completed on April 1, 2003, and for the year ended March 31, 2003, each of the acquisitions in fiscal 2003 and 2004 occurred on April 1, 2002.

	Year Ended March 31
	2004	2003
	(Unaudited)
Sales	$725,840	$746,189
Net income (loss)	20,868	(86,491)
Diluted earnings (loss) per share	1.50	(6.22)

        The preceding pro forma financial information does not purport to be indicative of the Company's financial position or results of operations that would have occurred had the transactions been completed at the beginning of the period presented, nor does such pro forma information purport to indicate the Company's results of operations at any future date or for any future period.

        Additionally, to satisfy certain liabilities of previously acquired printing businesses or pursuant to earnout agreements, the Company paid cash of $1,334, $2,035 and $3,414 in fiscal years 2004, 2003 and 2002.

5. PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost, net of accumulated depreciation. The costs of major renewals and betterments are capitalized; repairs and maintenance costs are expensed when incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the various classes of assets.

        The following is a summary of the Company's property and equipment and their estimated useful lives:

	March 31
Description			Estimated Life in Years
	2004	2003
Land	$7,857	$7,907	—
Buildings and leasehold improvements	59,260	55,444	5-30
Machinery and equipment	347,472	328,539	5-20
Computer equipment and software	21,764	21,820	2-5
Furniture, fixtures and other	9,211	9,021	5-7

	445,564	422,731
Less—accumulated depreciation	(172,763)	(144,597)

	$272,801	$278,134

6. LONG-TERM DEBT

        The following is a summary of the Company's long-term debt as of:

	March 31
	2004	2003
Bank credit facilities	$35,563	$89,040
Term equipment notes	67,772	65,317
Other	8,134	9,405

	111,469	163,762
Less—current portion	(13,204)	(20,595)

	$98,265	$143,167

        On November 10, 2003, the Company completed an amendment and restatement to its then existing bank credit facility (as amended and restated, the "Credit Agreement"). The Credit Agreement is composed of a $150,000 revolving credit facility that will mature in July 2007. Prior to its amendment and restatement, the bank credit facility was composed of a $175,000 five-year revolving credit line and an amortizing $50,000 term loan (the "Term Loan") with final maturity scheduled in December 2005. Proceeds from the Credit Agreement were used to pay the outstanding balance on the Term Loan, which totaled $20,000 as of the date of the amendment and restatement. At March 31, 2004, outstanding borrowings under the Credit Agreement were $31,000 and accrued interest at a weighted average rate of 3.04%. In connection with the amendment and restatement to the bank credit facility, the Company incurred additional financing costs totaling $480, which are being amortized over the remaining term of the Credit Agreement, and expensed $400 of previously deferred financing costs as required under generally accepted accounting principles.

        The proceeds from borrowings under the Credit Agreement can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes, and subject to certain restrictions, repurchase the Company's common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company's assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company's option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank's prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to .75%. The Company is also required to pay a commitment fee on available but unused amounts ranging from .275% to .375% annually. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At March 31, 2004, the applicable interest rates margin was 1.25% and the applicable commitment fee was .275%.

        The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at March 31, 2004.

        In addition, the Company maintains two auxiliary revolving credit facilities (each an "Auxiliary Bank Facility" and collectively the "Auxiliary Bank Facilities") with commercial banks. Both Auxiliary Bank Facilities are unsecured, have a maximum borrowing capacity of $5,000 and expire in November 2004. At

March 31, 2004 borrowings outstanding under the Auxiliary Bank Facilities totaled $4,563 and accrued interest at a weighted average rate of 2.35%. Because the Company has the ability to refinance its Auxiliary Bank Facilities and plans to do so annually, the borrowings outstanding are classified as long-term debt in the accompanying consolidated balance sheets.

        The Company's term equipment notes consist primarily of notes payable pursuant to financing agreements between the Company and various lenders (the "Lender Notes") and between the Company and the finance affiliates of two printing equipment manufacturers (the "Equipment Notes"). In March 2004, the Company issued Lender Notes in an aggregate principal amount of $3,989 and utilized the proceeds thereof to retire all of the outstanding Equipment Notes with one of the finance affiliates. At March 31, 2004, outstanding borrowings under the Lender Notes totaled $44,581 and accrued interest at a weighted average rate of 5.48%. The Lender Notes provide for fixed monthly principal payments plus interest for defined periods of up to eight years from the date of issuance, most ending with a balloon payment at maturity, and are secured by certain equipment of the Company. At March 31, 2004, outstanding borrowings under the Equipment Notes totaled $21,471 and accrued interest at a weighted average rate of 6.14%. The Equipment Notes provide for fixed payments of principal and interest for defined periods of up to ten years from the date of issuance and are secured by the equipment concurrently purchased from the respective manufacturer. The remaining balance of term equipment notes totaling $1,720 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Credit Agreement places certain limitations on the amount of additional term note obligations the Company may incur in the future.

        The Company's remaining debt obligations consist of a promissory note totaling $3,503, industrial revenue bonds totaling $3,955 and various other debt totaling $676. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

        The principal payment requirements by fiscal year under the Company's debt obligations are: 2005—$13,204; 2006—$12,570; 2007—$13,617; 2008—$56,988; 2009—$5,756; and thereafter—$9,334.

7. INCOME TAXES

        The provision for income taxes is comprised of the following:

	Year Ended March 31
	2004	2003	2002
Current	$6,451	$276	$1,590
Deferred	6,240	4,008	9,530

	$12,691	$4,284	$11,120

        The provision for income taxes differs from an amount computed at the federal statutory rate as follows:

	Year Ended March 31
	2004	2003	2002
Provision (benefit) at the federal statutory rate	$11,441	$(3,030)	$9,730
State income taxes, net of federal income tax benefit	351	757	363
Non-deductible expenses:
Amortization of goodwill	—	—	1,458
Goodwill impairment	—	6,976	—
Other	899	(419)	(431)

	$12,691	$4,284	$11,120

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

	March 31
	2004	2003	2002
Deferred income tax liabilities:
Property and equipment	$59,464	$53,474	$54,234
Goodwill and other	(3,609)	(5,931)	12,103

Total deferred income tax liabilities	$55,855	$47,543	$66,337

Deferred income tax assets:
Accounts receivable and inventory	$645	$418	$1,356
Accruals not currently deductible	5,514	3,669	3,797

Total deferred income tax assets	$6,159	$4,087	$5,153

8. COMMITMENTS AND CONTINGENCIES

        Operating Leases—The Company has entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of its business. The Company incurred total operating lease expense of $14,748, $13,627 and $11,252 for the years ended March 31, 2004, 2003 and 2002.

        The Company's operating lease obligations by fiscal year are as follows:

	2005	2006	2007	2008	2009	Thereafter
Operating lease obligations	$14,050	$11,671	$9,879	$8,572	$5,502	$12,932

        Contingent Transaction Consideration—The Company has entered into earnout agreements in connection with certain prior year acquisitions of printing businesses. If the acquired printing businesses generate operating profits in excess of pre-determined targets, the Company may be obligated to make additional cash payments. As of March 31, 2004, the Company was contingently obligated through fiscal 2005 to make additional cash payments of up to $1,550. Based on current operating levels, the Company expects that the actual cash payments pursuant to these contractual obligations will be less than the maximum amount indicated.

        Letters of Credit—In connection with the assumption of obligations under outstanding industrial revenue bonds related to certain prior year acquisitions of printing businesses, which are reflected as debt in the accompanying consolidated financial statements, the Company had three letters of credit outstanding as of March 31, 2004 for a combined total of $8,131. These letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in July 2007, and we may be required to obtain replacement letters of credit at that time.

        Insurance Programs—The Company maintains third-party insurance coverage in amounts and against the risks it believes are reasonable in its circumstances. The Company is self-insured against most workers compensation claims and for a significant component of its group health insurance programs. For these exposures, the Company accrues expected loss amounts which are determined using a combination of its historical loss experience and subjective assessment of its future loss exposure, together with advice provided by administrators and consulting actuaries. The estimates of expected loss amounts are subject to uncertainties arising from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although the Company believes that the accrued estimated loss amounts are reasonable under the circumstances, significant differences related to the items noted above could materially affect our risk exposure, insurance obligations and future expense.

        Legal Matters—From time to time, the Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, there are no legal proceedings or claims pending against the Company that management believes will have a material adverse effect upon the Company's financial position or results of operations.

9. STOCK OPTIONS

        Employees of the Company and certain nonemployee members of the Company's Board of Directors have been or may be granted rights to purchase shares of the Company's common stock pursuant to the Consolidated Graphics, Inc. Long-Term Incentive Plan (the "Plan"). Options granted pursuant to the Plan may either be incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Options granted under the Plan are at a price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to ten years. Unvested options generally expire upon termination of employment and vested options expire six months after termination of employment. Otherwise, options expire after final vesting at the end of a fixed period not in excess of five years. At March 31, 2004, a total of 2,638,594 shares were reserved for issuance pursuant to the Plan, of which 833,862 shares were reserved for options which had not been granted.

        The following table sets forth option transactions under the Plan:

	For the Years Ended March 31
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at April 1	1,973,819	$24.67	1,960,801	$25.02	2,160,386	$25.83
Granted	194,964	27.06	460,976	18.53	461,112	19.19
Exercised	(227,215)	14.51	(141,086)	11.61	(217,087)	12.12
Forfeited or expired	(136,836)	22.84	(306,872)	23.50	(443,610)	29.61

Outstanding at March 31	1,804,732	26.08	1,973,819	24.67	1,960,801	25.02

Exercisable at March 31	567,543	$26.57	503,914	$26.87	382,132	$31.50

10. UNAUDITED QUARTERLY FINANCIAL DATA

        The following table contains selected unaudited quarterly financial data from the consolidated income statements for each quarter of fiscal 2004 and 2003. The Company believes this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2004:
Sales	$165,829		$174,624	$184,238	$183,369
Gross profit	39,061		41,380	43,204	44,335
Net income	3,565		4,760	5,486	6,186
Basic earnings per share	.27		.36	.41	.46
Diluted earnings per share	.26		.34	.39	.44
Fiscal 2003:
Sales	$176,104		$181,774	$186,296	$166,105
Gross profit	43,450		44,012	44,852	37,379
Net income (loss)	(69,322	)(1)	5,385	5,747	(29,125	)(2)
Basic earnings per share (loss)	(5.25)		.41	.43	(2.18)
Diluted earnings per share (loss)	(5.11)		.40	.42	(2.13)

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

Item 9A. Controls and Procedures

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

PART III

        The information called for by "Item 10. Directors and Executive Officers of the Registrant" (except for certain information regarding executive officers which is included in Part I hereof as "Item 1. Business—Executive Officers"), "Item 11. Executive Compensation," "Item 12. Security Ownership of Certain Beneficial Owners and Management," "Item 13. Certain Relationships and Related Transactions," and "Item 14. Principal Accountant Fees and Services" is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders (presently scheduled to be held July 22, 2004) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Index to Financial Statements
(a)(1)	Financial Statements (included under Item 8):
The index to the Financial Statements is included on page 22 of this report and is incorporated herein by reference.
(a)(2)	Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts.
Independent Auditors' Report.
Report of Independent Public Accountants on Supplementary Data

        All other schedules have been omitted since the required information is not significant or is included in the Financial Statements or notes thereto or is not applicable.

(a)(3)	Exhibits:
* 3.1	—	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
* 3.2	—	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998. (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998), Exhibit 3.1).
3.3	—	Restated By-Laws of the Company, as amended as of May 25, 2004.
* 4.1	—	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
* 4.2	—	Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc. Form 8-K (December 15, 1999), Exhibit 4.1).
* 10.1	—	1994 Consolidated Graphics, Inc. Long-Term Incentive Plan (Consolidated Graphics, Inc. Registration Statement on Form S-1 (Reg. No. 33-77468), Exhibit 10.14). +
* 10.2	—	First Amendment to Consolidated Graphics, Inc. Long-Term Incentive Plan (reflecting an increase in the number of shares of Common Stock authorized to be issued thereunder from 367,500 to 967,500) (Consolidated Graphics, Inc. Registration Statement on Form S-8 (Reg. No. 333-66019), Exhibit 4.2). +

* 10.3	—	Second Amendment to Consolidated Graphics, Inc. Long-Term Incentive Plan, (reflecting an increase in the number of shares of Common Stock authorized to be issued thereunder from 1,935,000 to 3,435,000) (Consolidated Graphics, Inc. Registration Statement on Form S-8 (Reg. No. 333-66019), Exhibit 4.3). +
* 10.4	—	Third Amendment to Consolidated Graphics, Inc. Long-Term Incentive Plan, (reflecting an increase in the number of shares of Common Stock authorized to be issued thereunder from 3,435,000 to 4,035,000) (Consolidated Graphics, Inc. Form 10-K (March 31, 2003), Exhibit 10.5). +
* 10.5	—	Form of Loan and Security Agreement and Schedule of Term Equipment Notes with Various Lenders as of October 2002 and December 2002 (Consolidated Graphics, Inc. Form 10-Q (December 31, 2002), Exhibit 10.1).
* 10.6	—	Employment Agreement between the Company and Joe R. Davis dated as of July 25, 2000 (Consolidated Graphics, Inc. Form 10-K (March 31, 2001), Exhibit 10.7).
* 10.7	—	Change in Control Agreement between the Company and Joe R. Davis dated as of July 25, 2000 (Consolidated Graphics, Inc. Form 10-K (March 31, 2001), Exhibit 10.8).
* 10.8	—	Employment Agreement between the Company and G. Christopher Colville dated as of March 1, 2002 (Consolidated Graphics, Inc. Form 10-K (March 31, 2002), Exhibit 10.5).
* 10.9	—	Change in Control Agreement between the Company and G. Christopher Colville dated as of March 1, 2002 (Consolidated Graphics, Inc. Form 10-K (March 31, 2002), Exhibit 10.6).
* 10.10	—	Credit Agreement among the Company and Bank One, NA, as Administrative Agent and Bank One Capital Markets, Inc., as Lead Arranger and Sole Book Runner and Wells Fargo Bank Texas, National Association, as Syndication Agent, dated as of November 10, 2003 (Consolidated Graphics, Inc. Form 8-K (November 14, 2003), Exhibit 10).
* 10.11	—	Form of Indemnification Agreement together with a schedule identifying the directors and officers parties to such agreement (Consolidated Graphics, Inc. Registration Statement on Form S-1 (Reg. No. 33-77468), Exhibit 10.15).
10.12	—	Amended Schedule identifying the directors and officers parties to the Indemnification Agreements with the Company.
21	—	List of Subsidiaries.
23	—	Consent of KPMG LLP.
24	—	Powers of Attorney.
31.1	—	Certification of Joe R. Davis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of G. Christopher Colville pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Joe R. Davis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of G. Christopher Colville pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Press release dated June 2, 2004, announcing the Company's share repurchase program.

*
Incorporated by reference.

+
Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

(b)		Reports on Form 8-K:
	1)	Form 8-K, filed January 7, 2004, in connection with the announcement that the Company's management would be presenting at an investment conference.
	2)	Form 8-K, filed January 28, 2004, in connection with the press release announcing the Company's fiscal 2004 third quarter results.
	3)	Form 8-K, filed January 28, 2004, in connection with the Company's conference call and web cast to discuss its fiscal 2004 third quarter results.

4)	Form 8-K, filed March 12, 2004, in connection with the announcement that the Company had completed the acquisition of Eastwood Printing located in Denver, Colorado.
5)	Form 8-K, filed April 14, 2004, in connection with the announcement of an agreement between the Company and Xerox making Xerox the exclusive provider of digital color printing technology to the Company's 65 nationwide commercial printing locations.
6)	Form 8-K, filed April 28, 2004, in connection with the press release announcing the Company's fiscal 2004 fourth quarter and year-end results.
7)	Form 8-K, filed April 28, 2004, in connection with the Company's conference call and web cast to discuss its fiscal 2004 fourth quarter and year-end results.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Amount Charged to Expense	Utilization of Reserve (Net of Recoveries)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended March 31, 2004	$1,637	$2,321	$(1,510)	$2,448
Year Ended March 31, 2003	1,847	1,633	(1,843)	1,637
Year Ended March 31, 2002	2,698	1,373	(2,224)	1,847

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Consolidated Graphics, Inc.:

        Under date of May 14, 2004, we reported on the consolidated balance sheets of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2004, which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the Valuation and Qualifying Accounts Schedule (Schedule II) listed in the index at Item 15(a)(2), for the period indicated above. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

        In our opinion, the financial information presented in Schedule II for the years ended March 31, 2004 and 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill during 2003.

        The consolidated financial statements and Schedule II of Consolidated Graphics, Inc. and subsidiaries for the year ended March 31, 2002, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and Schedule II in their report dated May 17, 2002.

KPMG LLP

Houston, Texas
May 14, 2004

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

ARTHUR ANDERSEN LLP

Houston, Texas
May 17, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Houston, State of Texas on the 2nd day of June 2004.

CONSOLIDATED GRAPHICS, INC.
By:	/s/ JOE R. DAVIS Joe R. Davis Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOE R. DAVIS Joe R. Davis	Chief Executive Officer and Director (Principal Executive Officer)	June 2, 2004
/s/ G. CHRISTOPHER COLVILLE G. Christopher Colville	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	June 2, 2004
/s/ LARRY J. ALEXANDER* Larry J. Alexander	Director
/s/ BRADY F. CARRUTH* Brady F. Carruth	Director
/s/ GARY L. FORBES* Gary L. Forbes	Director
/s/ JAMES H. LIMMER* James H. Limmer	Director
/s/ HUGH N. WEST* Hugh N. West	Director
*By:	/s/ JOE R. DAVIS Joe R. Davis Attorney-in-Fact	June 2, 2004

(a)(3)	Exhibits:
* 3.1	—	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
* 3.2	—	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998. (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998), Exhibit 3.1).
3.3	—	Restated By-Laws of the Company, as amended as of May 25, 2004.
* 4.1	—	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
* 4.2	—	Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc. Form 8-K (December 15, 1999), Exhibit 4.1).
* 10.1	—	1994 Consolidated Graphics, Inc. Long-Term Incentive Plan (Consolidated Graphics, Inc. Registration Statement on Form S-1 (Reg. No. 33-77468), Exhibit 10.14). +
* 10.2	—	First Amendment to Consolidated Graphics, Inc. Long-Term Incentive Plan (reflecting an increase in the number of shares of Common Stock authorized to be issued thereunder from 367,500 to 967,500) (Consolidated Graphics, Inc. Registration Statement on Form S-8 (Reg. No. 333-66019), Exhibit 4.2). +
* 10.3	—	Second Amendment to Consolidated Graphics, Inc. Long-Term Incentive Plan, (reflecting an increase in the number of shares of Common Stock authorized to be issued thereunder from 1,935,000 to 3,435,000) (Consolidated Graphics, Inc. Registration Statement on Form S-8 (Reg. No. 333-66019), Exhibit 4.3). +
* 10.4	—	Third Amendment to Consolidated Graphics, Inc. Long-Term Incentive Plan, (reflecting an increase in the number of shares of Common Stock authorized to be issued thereunder from 3,435,000 to 4,035,000) (Consolidated Graphics, Inc. Form 10-K (March 31, 2003), Exhibit 10.5). +
* 10.5	—	Form of Loan and Security Agreement and Schedule of Term Equipment Notes with Various Lenders as of October 2002 and December 2002 (Consolidated Graphics, Inc. Form 10-Q (December 31, 2002), Exhibit 10.1).
* 10.6	—	Employment Agreement between the Company and Joe R. Davis dated as of July 25, 2000 (Consolidated Graphics, Inc. Form 10-K (March 31, 2001), Exhibit 10.7).
* 10.7	—	Change in Control Agreement between the Company and Joe R. Davis dated as of July 25, 2000 (Consolidated Graphics, Inc. Form 10-K (March 31, 2001), Exhibit 10.8).
* 10.8	—	Employment Agreement between the Company and G. Christopher Colville dated as of March 1, 2002 (Consolidated Graphics, Inc. Form 10-K (March 31, 2002), Exhibit 10.5).
* 10.9	—	Change in Control Agreement between the Company and G. Christopher Colville dated as of March 1, 2002 (Consolidated Graphics, Inc. Form 10-K (March 31, 2002), Exhibit 10.6).
* 10.10	—	Credit Agreement among the Company and Bank One, NA, as Administrative Agent and Bank One Capital Markets, Inc., as Lead Arranger and Sole Book Runner and Wells Fargo Bank Texas, National Association, as Syndication Agent, dated as of November 10, 2003 (Consolidated Graphics, Inc. Form 8-K (November 14, 2003), Exhibit 10).
* 10.11	—	Form of Indemnification Agreement together with a schedule identifying the directors and officers parties to such agreement (Consolidated Graphics, Inc. Registration Statement on Form S-1 (Reg. No. 33-77468), Exhibit 10.15).
10.12	—	Amended Schedule identifying the directors and officers parties to the Indemnification Agreements with the Company.
21	—	List of Subsidiaries.
23	—	Consent of KPMG LLP.

24	—	Powers of Attorney.
31.1	—	Certification of Joe R. Davis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of G. Christopher Colville pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Joe R. Davis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of G. Christopher Colville pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Press release dated June 2, 2004, announcing the Company's share repurchase program.

*
Incorporated by reference.

+
Compensatory plan or arrangement under which executive officers or directors of the Company may participate.