Form 10-Q
period 2004-06-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2004-07-28
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-12631

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

Yes ☒   No ☐

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at July 15, 2004 was 13,599,959.

CONSOLIDATED GRAPHICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2004	March 31, 2004
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,389	$10,472
Accounts receivable, net	112,588	114,658
Inventories	34,565	32,728
Prepaid expenses	6,228	5,874
Deferred income taxes	5,635	6,159
Total current assets	167,405	169,891
PROPERTY AND EQUIPMENT, net	279,266	272,801
GOODWILL, net	73,727	73,658
OTHER ASSETS	6,603	5,785
	$527,001	$522,135
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$14,246	$13,204
Accounts payable	37,436	41,062
Accrued liabilities	63,719	66,585
Income taxes payable	2,124	1,552
Total current liabilities	117,525	122,403
LONG-TERM DEBT, net of current portion	99,487	98,265
DEFERRED INCOME TAXES	56,958	55,855
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 13,598,799 and 13,361,003 issued and outstanding	136	135
Additional paid-in capital	164,504	163,910
Retained earnings	88,391	81,567
Total shareholders’ equity	253,031	245,612
	$527,001	$522,135

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30
	2004	2003

SALES	$181,529	$165,829

COST OF SALES	136,657	126,768

Gross profit	44,872	39,061

SELLING EXPENSES	19,521	18,160

GENERAL AND ADMINISTRATIVE EXPENSES	12,848	13,183

Operating income	12,503	7,718

INTEREST EXPENSE, net	1,407	1,968

Income before taxes	11,096	5,750

INCOME TAXES	4,272	2,185

Net income	$6,824	$3,565

BASIC EARNINGS PER SHARE	$.50	$.27
DILUTED EARNINGS PER SHARE	$.48	$.26

SHARES USED TO COMPUTE EARNINGS PER SHARE

Basic	13,584	13,350
Diluted	14,230	13,617

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30
	2004	2003

OPERATING ACTIVITIES
Net income	$6,824	$3,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,362	8,842
Deferred income tax provision	1,627	1,117
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	2,070	7,476
Inventories	(1,837)	(1,272)
Prepaid expenses	(354)	78
Other assets	(818)	(474)
Accounts payable and accrued liabilities	(9,641)	850
Income taxes payable	572	—
Net cash provided by operating activities	7,805	20,182

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(1,812)	(416)
Purchases of property and equipment	(1,643)	(2,336)
Proceeds from asset dispositions	233	1,234
Net cash used in investing activities	(3,222)	(1,518)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	5,076	919
Payments on bank credit facilities	(9,254)	(15,300)
Payments on term equipment notes and other debt	(3,083)	(3,783)
Proceeds from exercise of stock options	595	210
Net cash used in financing activities	(6,666)	(17,954)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,083)	710
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,472	9,641
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,389	$10,351

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively, the “Company”).  All intercompany accounts and transactions have been eliminated.  Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included.  Operating results for the three months ended June 30, 2004 are not necessarily indicative of future operating results.  Balance sheet information as of March 31, 2004 has been derived from the 2004 annual audited consolidated financial statements of the Company.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission in June 2004.

Revenue Recognition – The Company recognizes revenue upon delivery of each job, except for “bill and hold transactions,” in which case such revenue is recognized when all of the service delivery criteria are fully met as per Staff Accounting Bulletin 104 issued by the Securities and Exchange Commission.  Losses, if any, on jobs are recognized at the earliest date such amount is determinable.

Earnings Per Share – Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options outstanding.

Supplemental Cash Flow Information – The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions.  The Company issued term notes payable totaling $4,422 (see Note 3. Long-Term Debt) during the three months ended June 30, 2004 to finance the purchase of certain new equipment.  The Company also assumed a mortgage obligation totaling $5,103 in May 2004 in connection with a prior year acquisition. For the three months ended June 30, 2004, the Company paid cash for interest and income taxes, net of refunds, totaling $1,399 and $1,615.  For the three months ended June 30, 2003, the Company paid (or received) cash for interest and income taxes, net of refunds, totaling $1,906 and $(3,126).

Stock-Based Compensation – The Company’s only element of stock-based compensation is derived pursuant to the Consolidated Graphics, Inc. Long-Term Incentive Plan (the “Plan”), which has been approved by the Company’s shareholders.  Under the Plan, employees of the Company and certain non-employee members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock at a price not less than the market price of the stock at the date of grant. The Company adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, as of March 31, 2003; however, as permitted under SFAS No. 123, continues to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  Accordingly, no compensation expense or liability is recognized for options issued under the Plan in the accompanying consolidated financial statements since all options were granted at the fair market value of the stock at the date of grant.

Had the Company used the fair-value-based method of accounting for the Plan prescribed by SFAS No. 123 and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net income and earnings per share as reported would have been reduced to the following pro forma amounts:

	Three Months Ended June 30
	2004	2003

Net income as reported	$6,824	$3,565
Less: Pro forma compensation expense	(290)	(649)
Pro forma net income	$6,534	$2,916

Basic Earnings Per Share:
Net income as reported	$.50	$.27
Less: Pro forma compensation expense	(.02)	(.05)
Pro forma net income	$.48	$.22

Diluted Earnings Per Share:
Net income as reported	$.48	$.26
Less: Pro forma compensation expense	(.02)	(.05)
Pro forma net income	$.46	$.21

The effect on pro forma net income, basic earnings per share, and diluted earnings per share of expensing the estimated fair value of stock options is not necessarily representative of the effect on reported earnings for future years due to the vesting period of the stock options and the potential for issuance of additional stock options.

2.  ACQUISITIONS

During the three months ended June 30, 2004, the Company paid cash totaling $1,812 related to the assumption of a mortgage obligation and to satisfy certain liabilities incurred in connection with the acquisition of certain businesses in prior periods.

3.  LONG-TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	June 30, 2004	March 31, 2004
Bank credit facilities	$31,386	$35,563
Term equipment notes	69,362	67,772
Other	12,985	8,134
	113,733	111,469
Less: current portion	(14,246)	(13,204)
	$99,487	$98,265

The Company’s bank credit facility (“Credit Agreement”) is composed of a $150,000 revolving credit facility that will mature in July 2007. At June 30, 2004, outstanding borrowings under the Credit Agreement were $22,000 and accrued interest at a weighted average rate of 3.20%.

The proceeds from borrowings under the Credit Agreement can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to .75%. The Company is also required to pay an annual commitment fee on available but unused amounts ranging from .275% to .375%.. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At June 30, 2004, the applicable interest rate margin was 1.25% and the applicable commitment fee was .275%.

The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at March 31, 2004.

In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Both Auxiliary Bank Facilities are unsecured, have a maximum borrowing capacity of $5,000 and expire in November 2004. At June 30, 2004 borrowings outstanding under the Auxiliary Bank Facilities totaled $9,386 and accrued interest at a weighted average rate of 2.96%. Because the Company has the ability to refinance its Auxiliary Bank Facilities and plans to do so annually, the borrowings outstanding are classified as long-term debt in the accompanying consolidated balance sheets.

The Company’s term equipment notes consist primarily of notes payable pursuant to financing agreements between the Company and various lenders (the “Lender Notes”) and between the Company and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At June 30, 2004, outstanding borrowings under the Lender Notes totaled $47,028 and accrued interest at a weighted average rate of 5.46%. The Lender Notes provide for fixed monthly principal payments plus interest for defined periods of up to eight years from the date of issuance, most ending with a balloon payment at maturity, and are secured by certain equipment of the Company. At June 30, 2004, outstanding borrowings under the Equipment Notes totaled $20,692 and accrued interest at a weighted average rate of 6.14%. The Equipment Notes provide for fixed payments of principal and interest for defined periods of up to ten years from the date of issuance and are secured by the equipment concurrently purchased from the manufacturer. At June 30, 2004, the remaining balance of term equipment notes totaling $1,642 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Credit Agreement places certain limitations on the amount of additional term note obligations the Company may incur in the future.

The Company’s remaining debt obligations consist of a mortgage totaling $5,103, a promissory note totaling $3,519, industrial revenue bonds totaling $3,955 and various other debt totaling $408. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

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

The following discussion of the financial condition and performance of our Company should be read in conjunction with the consolidated financial statements included herein and the consolidated financial statements and related notes and other detailed information regarding our Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and other reports filed by us with the Securities and Exchange Commission.  Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2005 or any periods thereafter.

Overview

Our Organization

Our Company is a leading national provider of commercial printing services.  We are organized as a holding company and currently own and operate 65 printing facilities located in 25 states.  Each facility operates as a separate business and reporting unit, with their own management, sales, customer service, production and accounting staff.  Generally, each facility substantially relies on locally based customers; accordingly, we have a broad diversification of customers by industry-type and geographic orientation, totaling more than 18,000. No individual facility nor any individual customer account for more than 10% of our revenues.

Our corporate headquarters staff provides support to our printing businesses in such areas as human resources, purchasing and management information systems.  We also maintain centralized treasury, risk management, tax and consolidated financial reporting activities.

Nature of Our Services

We are a service business that utilizes sophisticated technology and equipment to produce and deliver high quality printed documents, materials and products for our customers to their specification and design, including all content.  Examples of the types of documents, materials and products we print for our customers include multicolor marketing materials, product and capability brochures, point-of-purchase displays, direct mail pieces, shareholder communications, catalogs and training manuals.

The items we print for our customers are pursuant to discrete orders with specific instructions regarding printing, finishing and delivery.  Our customers frequently request us to provide fulfillment, mailing or other print-related services.  They may also use our Internet-based software solutions and electronic media services, marketed under “CGX Solutions,” which are complementary to the production and delivery of the printed materials. Collectively, all of these discrete capabilities comprise a “comprehensive range of printing services” for which we typically charge an “all-inclusive” fee.  Accordingly, for financial reporting purposes, we report our revenues and results of operations as a single segment.

Our sales are generated by individual orders through commissioned sales personnel and, in some cases, pursuant to national contracts. We recognize revenue from these orders when we deliver the ordered products, except for “bill and hold transactions,” in which case such revenue is recognized when all of the service delivery criteria are fully met as per Staff Accounting Bulletin 104 issued by the Securities and Exchange Commission. To a large extent, continued engagement of our Company by our customers for successive jobs depends upon the customer’s satisfaction with the quality of services and products we provide. As such it is difficult for us to predict the number, size and profitability of printing jobs that we expect to produce for more than a few weeks in advance.

Our cost of sales mainly consists of raw materials consumed in the printing process, as well as labor and outside services, such as delivery costs. Paper cost is the most significant component of our materials cost; however, changes in paper pricing generally do not materially impact our operating margins because any changes in paper pricing are generally passed on to customers by our printing businesses. Additionally, our cost of sales includes maintenance, repair, rental and insurance costs associated with operating our facilities and equipment, along with depreciation charges.

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

Our Strategy

We are focused on adding value to our printing businesses by providing them with the financial and operational strengths, management support and technological advantages associated with a national organization. Our strategy currently includes the following initiatives to generate sales and profit growth:

•              Internal Sales Growth—We seek to use our competitive advantages to expand market share. We continue to pursue additional experienced sales professionals, invest in new equipment and technology, expand our national sales program (referred to herein as “National Sales”) and develop complementary, value-added print related services.

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

•              Best Practices/Benchmarking—We provide a forum for our printing businesses to share their knowledge of technical processes and best practices with one another, as well as benchmark financial and operational data to help our printing businesses identify and respond to changes in operating trends.

•              Leadership Development—Through our unique Leadership Development Program, we develop talent for future sales and management positions at our printing businesses.

Results of Operations

The following table sets forth the Company’s unaudited condensed consolidated income statements for the periods indicated:

			As a Percentage of Sales
	Three Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
	(In millions)
Sales	$181.5	$165.8	100.0%	100.0%
Cost of sales	136.6	126.7	75.3	76.4
Gross profit	44.9	39.1	24.7	23.6
Selling expenses	19.5	18.2	10.8	11.0
General and administrative expenses	12.9	13.2	7.0	7.9
Operating income	12.5	7.7	6.9	4.7
Interest expense, net	1.4	2.0	0.8	1.2
Income before taxes and accounting change	11.1	5.7	6.1	3.5
Income taxes	4.3	2.1	2.4	1.4
Income before accounting change	$6.8	$3.6	3.7%	2.1%

Our sales and expenses during the periods shown were impacted by the acquisition of six printing businesses in fiscal 2004. Because each acquisition was accounted for using the purchase method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. Accordingly, acquisitions affect our financial results in any current year period compared to the prior year period by the full-period impact of prior year acquisitions (as compared to the partial impact in the prior year) and the partial-period impact of current year acquisitions, and is referred to below as “incremental contribution from acquisitions.”

Comparative Analysis of Consolidated Income Statements for the Three Months Ended June 30, 2004 and 2003

Sales for the quarter ended June 30, 2004 increased $15.7 million or 9% to $181.5 million from $165.8 million in the same period a year ago.  The $15.7 million revenue increase is attributable to $7.4 million in incremental contribution from acquisitions and $8.3 million of internal sales growth.  The $8.3 million of internal sales growth resulted in a 5% year-over-year internal growth rate.  Growth in National Sales accounted for $.8 million of the total internal sales growth while $7.5 million is attributable, in our opinion based on general and anecdotal information available to us, to improved economic and industry conditions.

For the quarter ended June 30, 2004, gross profit increased $5.8 million and gross profit margin increased to 24.7% from 23.6% from the same period a year ago.  Approximately $3.7 million of the increase is attributable to the increased sales levels discussed above, including incremental contribution from acquisitions.  The remaining increase is attributable to the impact of improved industry conditions on our ability to leverage fixed operating costs as well as schedule and price our services for improved profitability, partially offset by a $.5 million increase in depreciation expense.

Selling expenses for the quarter ended June 30, 2004 increased 7% to $19.5 million from $18.2 million in the same period a year ago.  The increase for the three month period of this fiscal year is directly attributable to the increased sales levels noted above.  As a percentage of sales, selling expenses for the quarter ended June 30, 2004 decreased slightly to 10.8% as compared to the 11.0% for the same period a year ago.

General and administrative expenses for the quarter ended June 30, 2004 decreased 3% to $12.9 million from $13.2 million in the same period a year ago.  This quarter over quarter decrease results from the net impact of a modest increase in general and administrative expenses attributable to our growth through acquisitions which was more than offset by a decrease in general and administrative costs at our corporate headquarters.  The positive results of our ability to control costs and gain additional leverage on our costs through sales growth is reflected by the improvement in our general and administrative expenses as a percentage of sales, which decreased to 7.0% for the quarter ended June 30, 2004, from 7.9% for the same period a year ago.

Interest expense for the quarter ended June 30, 2004 decreased 29% to $1.4 million from $2.0 million in the same period a year ago.  The decrease in interest expense for the three month period of this fiscal year is principally due to the application of our cash flow from operations to reduce the aggregate borrowings outstanding under our various bank credit facilities.

We provided for income taxes for the quarter ended June 30, 2004 of $4.3 million, reflecting an effective tax rate of 38.5% as compared to an effective tax rate of 39% for the same period a year ago.

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

	Three Months Ended June 30
	2004	2003
	(In millions)
Net cash provided by operating activities	$7.8	$20.2
Acquisitions of businesses	(1.8)	(0.4)
Capital expenditures	(1.6)	(2.3)
Net payments under bank credit facilities	(4.2)	(14.4)
Net payments on term equipment notes and other debt	(3.1)	(3.8)

Additionally, our cash position, working capital and debt obligations are shown below for the periods indicated and should be read in conjunction with our consolidated balance sheets and notes thereto included in Item 1. Financial Statements:

	June 30, 2004	March 31, 2004
	(In millions)
Cash and cash equivalents	$8.4	$10.5
Working capital	49.9	47.5
Total debt obligations	113.7	111.5

During the three months ended June 30, 2004, net cash provided by operating activities decreased $12.3 million or 61% as compared to the same period last year.  This decrease in operating cash flow was primarily attributable to an increase of $10.0 million in certain of our working capital components in the three months ended June 30, 2004. This increase was principally due to a reduction in our payroll accrual associated with our scheduled payroll cycles.  We continued our strategy to further strengthen our financial position by primarily using available cash flow to make payments on outstanding debt obligations.

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

We expect to fund future acquisitions through cash flow provided by operations, additional borrowings or the issuance of our common stock.  The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value and the willingness of potential sellers to accept it as full or partial payment for the acquisition price.

In May 2004, our Board of Directors approved a common stock share repurchase program, providing for the repurchase of up to one million shares in open-market purchases or in privately negotiated block purchase transactions. We expect to fund any repurchases under the program through cash flow provided by operations or additional borrowings under our primary bank credit facility. The amount and timing of any purchases will depend upon a number of factors, including the price and availability of our shares, general market conditions and certain provisions included in our existing bank credit facility. There can be no assurance that we will be able to repurchase any of our common stock on terms acceptable to us.  Any repurchases of our common stock must comply with the repurchase restrictions set forth in our primary bank credit facility, which limit us to repurchases not to exceed $43.3 million in the aggregate as of June 30, 2004.  As of July 15, 2004, we have not repurchased any shares under this program.

Debt Obligations

Our bank credit facility (as amended and restated, the “Credit Agreement”) is composed of a $150.0 million revolving credit facility that will mature in July 2007. At June 30, 2004, borrowings outstanding under the Credit Agreement were $22.0 million and accrued interest at a weighted average rate of 3.20%.

The proceeds from borrowings under the Credit Agreement can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to ..75%. We are also required to pay an annual commitment fee on available but unused amounts ranging from .275% to .375%. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At July 30, 2004, the applicable interest rate margin was 1.25% and the applicable commitment fee was .275%.

We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement.  We were in compliance with these covenants and financial tests at June 30, 2004.  In the event that we were to be unable to remain in compliance with these covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be re-classified as a current liability.  In the event that we were to be unable to obtain a waiver, re-negotiate or re-finance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would be the result.  Based on our view of current market and business conditions and our expectations regarding our future operating results and cash flows, we believe that we will be able to remain in compliance with these covenants and financial tests in the future.

In addition, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Both Auxiliary Bank Facilities are unsecured, have a maximum borrowing capacity of $5.0 million and expire in November 2004. At June 30, 2004, borrowings outstanding under the Auxiliary Bank Facilities totaled $9.4 million and accrued interest at a weighted average rate of 2.96%. Because we have the ability to refinance our Auxiliary Bank Facilities and plan to do so annually, the borrowings outstanding are classified as long-term debt in the accompanying consolidated balance sheets.

Our term equipment notes consist primarily of notes payable pursuant to financing agreements between us and various lenders (the “Lender Notes”) and between us and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At June 30, 2004, outstanding borrowings under the Lender Notes totaled $47.0 million and accrued interest at a weighted average rate of 5.46%. The Lender Notes provide for fixed monthly principal payments plus interest for defined periods of up to eight years from the date of issuance, most ending with a balloon payment upon maturity, and are secured by certain of our equipment. At June 30, 2004, outstanding borrowings under the Equipment Notes totaled $20.7 million and accrued interest at a weighted average rate of 6.14%. The Equipment Notes provide for fixed payments of principal and interest for defined periods of up to ten years from the date of issuance and are secured by equipment concurrently purchased from the manufacturer. At June 30, 2004, the remaining balance of term equipment notes totaling $1.6 million primarily consists of various secured debt obligations assumed by us in connection with certain prior year acquisitions. We are not subject to any significant financial covenants in connection with any of the term equipment notes and we do not anticipate that our term equipment note limits will restrict our ability to finance any planned capital expenditures; however, the Credit Agreement places certain limitations on the amount of additional term note obligations we may incur in the future.

Our other debt obligations consist of a mortgage totaling $5.1 million, a promissory note totaling $3.5 million, industrial revenue bonds totaling $4.0 million and various other debt obligations totaling $.4 million. We do not have any significant financial covenants or restrictions associated with these other debt obligations.

Contractual Obligations and Other Commitments

Operating Leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $56.8 million as of June 30, 2004.

Contingent Transaction Consideration — We have entered into earnout agreements in connection with certain prior year acquisitions of printing businesses.  If the acquired printing businesses generate operating profits in excess of pre-determined targets, we are obligated to make additional cash payments.  As of June 30, 2004, we were contingently obligated through fiscal 2005 to make additional cash payments of up to $1.2 million.  Based on current operating levels, we expect that the actual cash payments pursuant to these contractual obligations will be less than the maximum amount indicated.  Amounts payable pursuant to earnout agreements that are also contingent upon continuity of employment are expensed as the liability is incurred.

Letters of Credit — In connection with our assumption of obligations under outstanding industrial revenue bonds related to certain prior year acquisitions of printing businesses, which are reflected as debt in the accompanying consolidated financial statements, we had two letters of credit outstanding as of June 30, 2004 for a combined total of $4.1 million. These letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in July 2007, and we may be required to obtain replacement letters of credit at that time.

Insurance Programs — We maintain third-party insurance coverage in amounts and against risks we believe are reasonable under our circumstances. We are self-insured against most workers compensation claims and for a significant component of our group health insurance programs.  For these exposures, we accrue expected loss amounts which are determined using a combination of our historical loss experience and subjective assessment of our future loss exposure, together with advice provided by administrators and consulting actuaries.   The estimates of expected loss amounts are subject to uncertainties arising from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe that the accrued estimated loss amounts are reasonable under the circumstances, significant differences related to the items noted above could materially affect our risk exposure, insurance obligations and future expense.

Factors Which May Affect Future Results

Our future operating results may be impacted by a number of factors, including general economic conditions and competitive factors in our industry, seasonal and cyclical variations in commercial printing demand, reasonable growth in the demand for our services and retention of key management and operating personnel. To the extent an economic slowdown causes businesses to reduce their spending on printed advertising and marketing materials, the demand for commercial printing services may be adversely affected.  Further, compounding the adverse effect of a decline in demand, competitive pricing pressures may occur and could negatively impact the level of sales and profit margins generated by our printing businesses. Also, the magnitude and timing of any future acquisitions, as well as our ability to absorb and manage such businesses, will impact our future results. Because of these and other factors, there can be no assurance that we will not experience material fluctuations in our future operating results or cash flows on a quarterly or annual basis.

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

Receivables, net of valuation allowance – Accounts receivable at June 30, 2004 were $112.6 million, net of a $2.6 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by contraction in the economy or other factors beyond our control. Changes in our estimates of collectability could have a material adverse affect on our earnings.

Goodwill– We evaluate the carrying value of our goodwill as of March 31st of each year, or at any time that management becomes aware of an indication of impairment. Our evaluation is based on certain data estimated by management to be indicators of future cash flows at each of our facilities.  Our evaluation also makes use of estimates of market multiples of cash flow at which transactions could be completed in the current market.  If our estimates of future cash flows or market multiples prove to be inaccurate, an impairment charge could be necessary in future periods.

Impairment of long-lived assets – We evaluate long-lived assets, including property, plant and equipment and other intangible assets whenever events or changes in conditions indicate that the carrying value may not be recoverable. The evaluation requires us to estimate future undiscounted cash flows associated with an asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, then an impairment may exist. Estimating future cash flows requires judgments regarding future economic conditions, product demand and pricing. Although we believe our estimates are appropriate, significant differences in the actual performance of the asset or group of assets may materially affect our asset values and require an impairment charge in future periods.

Insurance liabilities – We are self-insured for the majority of our workers’ compensation costs and group health insurance costs, subject to specific retention levels.  Insurance claims liabilities have been accrued using actuarial principles and industry standard rates on an undiscounted basis. Third party administrators estimate the ultimate potential cost for individual claims. Actual development of individual claims could vary from the estimated amounts due to severity of injuries, the potential for damage awards and future changes in medical costs, which could result in an increase or decrease in accrued costs in future periods for claim matters which occured in a prior period.

Accounting for income taxes – As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes.  This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes.  The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  Additionally, we establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed.  We adjust these reserves in light of changing facts and circumstances.  Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.  We do not hold or utilize derivative financial instruments that could expose our Company to market risk.  However, we are exposed to market risk for changes in interest rates related primarily to our debt obligations, which includes borrowings under our bank credit facilities, various term equipment notes and other debt obligations.  As of June 30, 2004, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CONSOLIDATED GRAPHICS, INC.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, our Company is involved in litigation relating to claims arising out of its operations in the normal course of business. We maintain insurance coverages against certain potential claims in an amount which we believe to be adequate.  Currently, we are not aware of any legal proceedings or claims pending against the Company that our management believes will have a material adverse effect on our financial position or results of operations.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On July 22, 2004, the Company held its Annual Meeting of Shareholders.  The following item was submitted to a vote of shareholders through the solicitation of proxies:

Election of Class II Directors

The following persons were elected to serve as Class II directors on the Company’s Board of Directors until the 2007 Annual Meeting of Shareholders or until their successors have been duly elected and qualified or until the earlier of their resignation or removal.  Voting results were as follows:

	For	Against (1)

Gary L. Forbes	9,418,144	4,100,032
James H. Limmer	9,314,917	4,203,259

(1)   In determining the results of voting, abstentions or authorizations withheld and broker nonvotes have the same effect as a vote against the nominated director.

Directors continuing in office as Class I directors are Larry J. Alexander and Brady F. Carruth and as Class III directors are Joe R. Davis and Hugh N. West, M.D.

ITEM 5.  Other Information

The Company has issued a press release announcing its fiscal 2005 first quarter results.  A copy of the press release is attached hereto as Exhibit 99.1.  The attached press release may contain forward-looking information.  Readers are cautioned that such information involves known and unknown risks, uncertainties and other factors that could cause actual results to materially differ from the results, performance or other expectations implied by these forward looking statements.

The Company will hold a conference call today at 10:00 a.m. Central Time/11:00 a.m. Eastern Time to discuss the Company’s financial results for the first quarter ended June 30, 2004.  A live webcast and subsequent archive of the conference call, as well as a copy of the attached press release, can be accessed at www.consolidatedgraphics.com under the Investor Relations page.

During such conference call, management may make references to certain non-GAAP financial measures used by the Company, such as EBITDA, for various fiscal periods.  Attached hereto as Exhibit 99.2 is a schedule that reconciles such non-GAAP financial measures for the indicated periods to the most directly comparable financial measure calculated and presented in accordance with GAAP.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits:

 * 3.1       Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).

*3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998), Exhibit 3.1).
3.3	Second Amended and Restated By-Laws of the Company adopted as of June 30, 2004.
*4	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*4.1

Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc Form 8-K (December 15, 1999), Exhibit 4.1).

10.1	Form of Indemnification Agreement for Directors, Officers and key employees.
31.1	Certification of Joe R. Davis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of G. Christopher Colville pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of G. Christopher Colville pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated July 28, 2004, in connection with the press release announcing the Company’s fiscal 2005 first quarter results.
99.2	Reconciliations regarding Non-GAAP Financial Measures.

*Incorporated by reference

Reports on Form 8-K:

1)     Form 8-K, filed April 14, 2004, in connection with the announcement of an agreement between the Company and Xerox making Xerox the exclusive provider of digital color printing technology to the Company’s 65 nationwide commercial locations.

2)     Form 8-K, filed April 28, 2004, in connection with the press release announcing the Company’s fiscal 2004 fourth quarter and year-end results.

3)     Form 8-K, filed April 28, 2004, in connection with the Company’s conference call and web cast to discuss its fiscal 2004 fourth quarter and year-end results.

4)     Form 8-K, filed June 24, 2004, in connection with the announcement that CGXmedia will operate under the name CGXSolutions, with the tag line “Technology for Print.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.

Dated: July 28, 2004	By:	/s/ G. Christopher Colville
G. Christopher Colville
Executive Vice President,
Chief Financial and Accounting
Officer and Secretary

Exhibit Index

*3.1	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998), Exhibit 3.1).
3.3	Second Amended and Restated By-Laws of the Company adopted as of June 30, 2004.
*4	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*4.1

Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc Form 8-K (December 15, 1999), Exhibit 4.1).

10.1	Form of Indemnification Agreement for Directors, Officers and key employees.
31.1	Certification of Joe R. Davis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of G. Christopher Colville pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of G. Christopher Colville pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated July 28, 2004, in connection with the press release announcing the Company’s fiscal 2005 first quarter results.
99.2	Reconciliations regarding Non-GAAP Financial Measures.

*Incorporated by reference