Form 10-Q
period 2004-09-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2004-10-27
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒   No ☐

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at October 15, 2004 was 13,644,434.

CONSOLIDATED GRAPHICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2004	March 31, 2004
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,154	$10,472
Accounts receivable, net	123,802	114,658
Inventories	39,554	32,728
Prepaid expenses	5,029	5,874
Deferred income taxes	6,564	6,159
Total current assets	184,103	169,891
PROPERTY AND EQUIPMENT, net	278,671	272,801
GOODWILL, net	73,865	73,658
OTHER ASSETS	6,561	5,785
	$543,200	$522,135
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$9,515	$13,204
Accounts payable	41,812	41,062
Accrued liabilities	73,724	66,585
Income taxes payable	6,584	1,552
Total current liabilities	131,635	122,403
LONG-TERM DEBT, net of current portion	92,505	98,265
DEFERRED INCOME TAXES	57,333	55,855
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 13,641,090 and 13,361,003 issued and outstanding	137	135
Additional paid-in capital	165,630	163,910
Retained earnings	95,960	81,567
Total shareholders’ equity	261,727	245,612
	$543,200	$522,135

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2004	2003	2004	2003

SALES	$191,129	$174,624	$372,658	$340,453

COST OF SALES	144,019	133,244	280,676	260,012

Gross profit	47,110	41,380	91,982	80,441

SELLING EXPENSES	19,705	18,530	39,226	36,690

GENERAL AND ADMINISTRATIVE EXPENSES	13,808	13,284	26,656	26,467

Operating income	13,597	9,566	26,100	17,284

INTEREST EXPENSE, net	1,389	1,762	2,796	3,730

Income before taxes	12,208	7,804	23,304	13,554

INCOME TAXES	4,639	3,044	8,911	5,229

Net income	$7,569	$4,760	$14,393	$8,325

BASIC EARNINGS PER SHARE	$.56	$.36	$1.06	$.62
DILUTED EARNINGS PER SHARE	$.53	$.34	$1.01	$.61

SHARES USED TO COMPUTE EARNINGS PER SHARE

Basic	13,618	13,406	13,601	13,378
Diluted	14,222	13,799	14,189	13,685

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30
	2004	2003

OPERATING ACTIVITIES
Net income	$14,393	$8,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,719	17,793
Deferred income tax provision	1,073	1,616
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(7,527)	(1,865)
Inventories	(6,208)	(5,372)
Prepaid expenses	856	(225)
Other assets	(776)	432
Accounts payable and accrued liabilities	2,484	18,025
Income taxes payable	5,032	107
Net cash provided by operating activities	29,046	38,836

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(2,209)	(5,422)
Purchases of property and equipment	(6,630)	(6,110)
Proceeds from asset dispositions	627	1,613
Net cash used in investing activities	(8,212)	(9,919)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	13,077	6,229
Payments on bank credit facilities	(5,445)	(33,750)
Payment on issuance on term equipment note	—	6,117
Payments on term equipment notes and other debt	(31,506)	(6,451)
Proceeds from exercise of stock options	1,722	1,477
Net cash used in financing activities	(22,152)	(26,378)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,318)	2,539
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,472	9,641
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,154	$12,180

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively, the “Company”).  All intercompany accounts and transactions have been eliminated.  Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included.  Operating results for the six months ended September 30, 2004 are not necessarily indicative of future operating results.  Balance sheet information as of March 31, 2004 has been derived from the 2004 annual audited consolidated financial statements of the Company.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission in June 2004.

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

Supplemental Cash Flow Information – The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions.  The Company issued term notes payable totaling $4,409 (see Note 3. Long-Term Debt) during the six months ended September 30, 2004 to finance the purchase of certain new equipment.  The Company assumed a mortgage obligation totaling $5,116 in May 2004 in connection with a prior year acquisition, and it also assumed two industrial revenue bonds in August 2004 totaling $4,900 in connection with a current year acquisition (see Note 2. Acquisitions). For the six months ended September 30, 2004, the Company paid cash for interest and income taxes, net of refunds, totaling $2,900 and $1,684.  For the six months ended September 30, 2003, the Company paid (or received) cash for interest and income taxes, net of refunds, totaling $3,730 and ($2,921).

Stock-Based Compensation – The Company’s only element of stock-based compensation is derived pursuant to the Consolidated Graphics, Inc. Long-Term Incentive Plan (the “Plan”), which has been approved by the Company’s shareholders.  Under the Plan, employees of the Company and certain non-employee members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock at a price not less than the market price of the stock at the date of grant. The Company adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, as of March 31, 2003; however, as permitted under SFAS No. 123, it continues to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  Accordingly, no compensation expense or liability is recognized for options issued under the Plan in the accompanying consolidated financial statements since all options were granted at the fair market value of the stock at the date of grant.

Had the Company used the fair-value-based method of accounting for the Plan prescribed by SFAS No. 123 and charged compensation expense against net income over the vesting period based on the fair value of options at the date of grant, net income and earnings per share as reported would have been reduced to the following pro forma amounts:

	Three Months Ended September 30		Six Months Ended September 30
	2004	2003	2004	2003

Net income as reported	$7,569	$4,760	$14,393	$8,325
Less: Pro forma compensation expense	(368)	(507)	(658)	(1,156)
Pro forma net income	$7,201	$4,253	$13,735	$7,169

Basic Earnings Per Share:
Net income as reported	$.56	$.36	$1.06	$.62
Less: Pro forma compensation expense	(.03)	(.04)	(.05)	(.08)
Pro forma net income	$.53	$.32	$1.01	$.54

Diluted Earnings Per Share:
Net income as reported	$.53	$.34	$1.01	$.61
Less: Pro forma compensation expense	(.02)	(.04)	(.04)	(.08)
Pro forma net income	$.51	$.30	$.97	$.53

The effect on pro forma net income, basic earnings per share, and diluted earnings per share of expensing the estimated fair value of stock options is not necessarily representative of the effect on reported earnings for future years due to the vesting period of the stock options and the potential for issuance of additional stock options.

2.  ACQUISITIONS

During the six months ended September 30, 2004, the Company assumed debt totaling $4,900 and paid cash of $397 to acquire two printing businesses, one of which was merged into an existing operation of the Company. The allocation of the purchase price of the businesses acquired include current assets of $2,246, property and equipment of $4,116, and other assets of $138, less current liabilities of $1,203. Additionally, the Company paid cash totaling $1,812 related to the assumption of a mortgage obligation and to satisfy certain liabilities incurred in connection with the acquisition of certain businesses in prior periods.

3.  LONG-TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	September 30, 2004	March 31, 2004
Bank credit facilities	$43,195	$35,563
Term equipment notes	41,244	67,772
Other	17,581	8,134
	102,020	111,469
Less: current portion	(9,515)	(13,204)
	$92,505	$98,265

The Company’s bank credit facility (as amended and restated, the “Credit Agreement”) is composed of a $150,000 revolving credit facility that will mature in July 2007. At September 30, 2004, outstanding borrowings under the Credit Agreement were $38,000 and accrued interest at a weighted average rate of 3.79%.

The proceeds from borrowings under the Credit Agreement can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to .75%. The Company is also required to pay an annual commitment fee ranging from .275% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At September 30, 2004, the applicable interest rate margin was 1.25% and the applicable commitment fee was ..275%.

The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at September 30, 2004.

In addition to the Credit Agreement, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Both Auxiliary Bank Facilities are unsecured, have a maximum borrowing capacity of $5,000 and expire in November 2004. At September 30, 2004 borrowings outstanding under the Auxiliary Bank Facilities totaled $5,195 and accrued interest at a weighted average rate of 3.14%. Because the Company has the ability to refinance its Auxiliary Bank Facilities and plans to do so annually, the borrowings outstanding are classified as long-term debt in the accompanying consolidated balance sheets.

The Company’s term equipment notes consist primarily of notes payable pursuant to financing agreements between the Company and various lenders (the “Lender Notes”) and between the Company and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At September 30, 2004, outstanding borrowings under the Lender Notes totaled $19,780 and accrued interest at a weighted average rate of 4.86%. The Lender Notes provide for fixed monthly principal payments plus interest (at fixed rates) for defined periods of up to seven years from the date of issuance, most ending with a balloon payment at maturity, and are secured by certain equipment of the Company. At September 30, 2004, outstanding borrowings under the Equipment Notes totaled $19,900 and accrued interest at a weighted average rate of 6.13%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by the equipment which was concurrently purchased from the manufacturer. At September 30, 2004, the remaining balance of term equipment notes totaling $1,564 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Credit Agreement places certain limitations on the amount of additional term note obligations the Company may incur in the future.

In the three month period ended September 30, 2004, the Company retired $25,678 of Lender Notes with borrowings from the Credit Agreement.  Subsequently, the Company retired an additional $12,531 of Equipment Notes.  The purpose of retiring these notes was to utilize available capacity under the Credit Agreement to effect an overall reduction in the Company’s interest costs.  No financial penalties were incurred in connection with the retirement of these obligations.

The Company’s remaining debt obligations consist of a mortgage totaling $5,062, a promissory note totaling $3,534, industrial revenue bonds totaling $8,585 and various other debt totaling $400. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

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

The following discussion of the financial condition and performance of our Company should be read in conjunction with the consolidated financial statements included herein and the consolidated financial statements and related notes and other detailed information regarding our Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and other reports filed by us with the Securities and Exchange Commission.  Operating results for the six months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2005 or any periods thereafter.

Overview

Our Organization

Our Company is a leading national provider of commercial printing services.  We are organized as a holding company and currently own and operate 65 printing facilities located in 25 states.  Each facility operates as a separate business and reporting unit, with its own management, sales, customer service, production and accounting staff.  Generally, each facility substantially relies on locally based customers; accordingly, we have a broad diversification of customers by industry-type and geographic orientation, totaling more than 18,000. No individual facility nor any individual customer account for more than 10% of our revenues.

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

The items we print for our customers are pursuant to individual orders with specific instructions regarding printing, finishing and delivery.  Our customers frequently request us to provide fulfillment, mailing or other print-related services.  They may also use our Internet-based software solutions and electronic media services, marketed under “CGX Solutions,” which are complementary to the production and delivery of the printed materials. Collectively, all of these discrete capabilities comprise a “comprehensive range of printing services” for which we typically charge an “all-inclusive” fee.  Accordingly, for financial reporting purposes, we report our revenues and results of operations as a single segment.

Our sales are generated by individual orders through commissioned sales personnel and, in some cases, pursuant to national contracts. We recognize revenue from these orders when we deliver the ordered products, except for “bill and hold transactions,” in which case such revenue is recognized when all of the service delivery criteria are fully met as per Staff Accounting Bulletin 104 issued by the Securities and Exchange Commission. To a large extent, continued engagement of our Company by our customers for successive jobs depends upon the customer’s satisfaction with the quality of services we provide. As such, it is difficult for us to predict the number, size and profitability of printing jobs that we expect to produce for more than a few weeks in advance.

Our cost of sales mainly consists of raw materials consumed in the printing process, as well as labor and outside services, such as delivery costs. Paper cost is the most significant component of our materials cost; however, changes in paper pricing generally do not materially impact our operating margins because any changes in paper pricing are generally passed directly by our printing businesses to their customers. Additionally, our cost of sales includes maintenance, repair, rental and insurance costs associated with operating our facilities and equipment, along with depreciation charges.

Our selling expenses generally include the salary and commissions paid to our sales personnel or third-party sales agents, along with promotional, travel and entertainment costs. Our general and administrative expenses generally include the salary and benefits paid to support personnel at our printing businesses and our corporate staff, as well as office rent, utilities and communications expenses, and various professional services.

Our Strategy

We are focused on adding value to our printing businesses by providing them with the financial and operational strengths, management support and technological advantages associated with a national organization. Our strategy currently includes the following initiatives to generate sales and profit growth:

•                                          Internal Sales Growth—We seek to use our competitive advantages to expand market share. We continue to pursue hiring of additional experienced sales professionals, invest in new equipment and technology, expand our national sales program (referred to herein as “National Sales”), promote cross-selling among our locations and develop complementary, value-added print related services.

•                                          Disciplined Acquisition Program—We selectively pursue opportunities to acquire well-managed, medium-sized printing businesses at reasonable prices and smaller and/or distressed printing businesses for merger into one of our existing facilities.

•                                          Cost Savings—Because of our size and national presence, we leverage our economies of scale to purchase supplies and equipment at preferential prices, and centralize various administrative services to generate cost savings.

•                                          Best Practices/Benchmarking—We provide a forum for our printing businesses to share their knowledge of technical processes and best practices with one another. We also benchmark financial and operational data to help our printing businesses identify and respond to changes in operating trends.

•                                          Leadership Development—Through our unique Leadership Development Program, we develop talent for future sales and management positions at our printing businesses.

Results of Operations

The following table sets forth the Company’s unaudited condensed consolidated income statements for the periods indicated:

	Three Months Ended September 30		Six Months Ended September 30
	2004	2003	2004	2003
	(In millions)		(In millions)
Sales	$191.1	$174.6	$372.7	$340.5
Cost of sales	144.0	133.2	280.7	260.0
Gross profit	47.1	41.4	92.0	80.5
Selling expenses	19.7	18.5	39.2	36.7
General and administrative expenses	13.8	13.3	26.7	26.5
Operating income	13.6	9.6	26.1	17.3
Interest expense, net	1.4	1.8	2.8	3.7
Income before taxes	12.2	7.8	23.3	13.6
Income taxes	4.6	3.0	8.9	5.3
Net Income	$7.6	$4.8	$14.4	$8.3

The following table sets forth the components of income expressed as a percentage of sales for the periods indicated:

	As a Percentage of Sales		As a Percentage of Sales
	Three Months Ended September 30		Six Months Ended September 30
	2004	2003	2004	2003

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.4	76.3	75.3	76.4
Gross profit	24.6	23.7	24.7	23.6
Selling expenses	10.3	10.6	10.5	10.8
General and administrative expenses	7.2	7.6	7.2	7.8
Operating income	7.1	5.5	7.0	5.0
Interest expense, net	0.7	1.0	0.7	1.1
Income before taxes	6.4	4.5	6.3	3.9
Income taxes	2.4	1.7	2.4	1.5
Net Income	4.0%	2.8%	3.9%	2.4%

Our sales and expenses during the periods shown were impacted by the acquisition of six printing businesses in fiscal 2004 and two printing businesses in fiscal 2005 to date. Because each acquisition was accounted for using the purchase method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. Accordingly, acquisitions affect our financial results in any current year period compared to the prior year period by (i)  the full-period impact of prior year acquisitions (as compared to the partial period impact in the prior year) and (ii) the partial-period impact of current year acquisitions, and is referred to below as “incremental contribution from acquisitions.”

Comparative Analysis of Consolidated Income Statements for the Three Months Ended September 30, 2004 and 2003

Sales for the quarter ended September 30, 2004 increased $16.5 million or 9% to $191.1 million from $174.6 million in the same period a year ago.  The $16.5 million revenue increase is attributable to $6.3 million in incremental contribution from acquisitions and $10.2 million of internal sales growth.  The $10.2 million of internal sales growth resulted in a 6% year-over-year internal growth rate.  Approximately one-half of the internal sales growth was attributable to election campaign printing, which recurs on a bi-annual basis.  Excluding election campaign printing, internal sales growth for the period was 3%, which includes growth in National Sales of $.5 million.  The remainder of our internal growth is attributable to improved economic and industry conditions, in our opinion, based on general and anecdotal information available to us.

For the quarter ended September 30, 2004, gross profit increased $5.7 million and gross profit margin increased to 24.6% from 23.7% from the same period a year ago.  Approximately $3.9 million of the increase is attributable to the increased sales levels discussed above, including incremental contribution from acquisitions.  The remaining increase is attributable to the impact of improved industry conditions on our ability to leverage fixed operating costs as well as schedule and price our services for improved profitability.

Selling expenses for the quarter ended September 30, 2004 increased 6% to $19.7 million from $18.5 million in the same period a year ago.  The increase for the three month period of this fiscal year is directly attributable to the increased sales levels noted above.  As a percentage of sales, selling expenses for the quarter ended September 30, 2004 decreased slightly to 10.3% as compared to the 10.6% for the same period a year ago primarily because the generation of the incremental election campaign revenues discussed above generally does not incur the same level of sales expense as other sources of revenues.

General and administrative expenses for the quarter ended September 30, 2004 increased 4% to $13.8 million from $13.3 million in the same period a year ago.  Nearly all of this increase is attributable to the incremental level of recurring general and administrative expense attributable to acquired businesses.  Overall, the positive results of our ability to control costs and gain additional leverage on our costs through sales growth is reflected by the improvement in our general and administrative expenses as a percentage of sales, which decreased to 7.2% for the quarter ended September 30, 2004, from 7.6% for the same period a year ago.

Interest expense for the quarter ended September 30, 2004 decreased 21% to $1.4 million from $1.8 million in the same period a year ago.  The decrease in interest expense for the three month period of this fiscal year is principally due to the application of our cash flow from operations to reduce outstanding indebtedness.

We provided for income taxes totaling $4.6 million for the quarter ended September 30, 2004, reflecting an effective tax rate of 38% as compared to an effective tax rate of 39% for the same period a year ago.

Comparative Analysis of Consolidated Income Statements for the Six Months Ended September 30, 2004 and 2003

Sales for the six months ended September 30, 2004 increased $32.2 million or 9% to $372.7 million from $340.5 million in the same period a year ago.  In addition to the incremental election campaign revenues in the September quarter discussed above, this revenue increase is attributable to $13.7 million in incremental contribution from acquisitions and $13.5 million, or 4%, of internal sales growth.  Growth in National Sales accounted for approximately $1.3 million of such internal sales growth while the remainder is attributable to improved economic and industry conditions, in our opinion based on general and anecdotal information available to us.

For the six months ended September 30, 2004, gross profit increased $11.5 million and gross profit margin increased to 24.7% from 23.6% from the same period a year ago.  Approximately $7.6 million of the increase is attributable to the increased sales levels discussed above, including incremental contribution from acquisitions.  The remaining increase is attributable to the impact of improved industry conditions on our ability to leverage fixed operating costs as well as schedule and price our services for improved profitability.

Selling expenses for the six months ended September 30, 2004 increased 7% to $39.2 million from $36.7 million in the same period a year ago.  The increase for the six month period of this fiscal year is directly attributable to the increased sales levels noted above.  As a percentage of sales, selling expenses for the six months ended September 30, 2004 decreased slightly to 10.5% as compared to the 10.8% for the same period a year ago, with most of this decrease attributable to the incremental election campaign revenues as discussed above.

General and administrative expenses for the six months ended September 30, 2004 increased 1% to $26.7 million from $26.5 million in the same period a year ago, as incremental general and administrative expense of approximately $1 million attributable to acquired businesses was substantially offset through other cost reductions pursuant to cost control initiatives.  Accordingly, we gained additional leverage on our sales, resulting in the decrease in our general and administrative expenses as a percentage of sales, which decreased to 7.2% for the six months ended September 30, 2004, from 7.8% for the same period a year ago.

Interest expense for the six months ended September 30, 2004 decreased 24% to $2.8 million from $3.7 million in the same period a year ago.  The decrease in interest expense for the six months ended September 30, 2004 is principally due to the application of our cash flow from operations to reduce the aggregate borrowings outstanding under our various bank credit facilities.

We provided for income taxes for the six months ended September 30, 2004 of $8.9 million, reflecting an effective tax rate of 38.2% as compared to an effective tax rate of 38.6% for the same period a year ago.

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

	Six Months Ended September 30
	2004	2003
	(In millions)
Net cash provided by operating activities	$29.0	$38.8
Acquisitions of businesses	(2.2)	(5.4)
Capital expenditures	(6.6)	(6.1)
Net proceeds (payments) under bank credit facilities	7.6	(27.5)
Net payments on term equipment notes and other debt	(31.5)	(.3)

Additionally, our cash position, working capital and debt obligations are shown below for the periods indicated and should be read in conjunction with our consolidated balance sheets and notes thereto included in Item 1. Financial Statements:

	September 30, 2004	March 31, 2004
	(In millions)
Cash and cash equivalents	$9.2	$10.5
Working capital, excluding cash and cash equivalents	43.3	37.0
Total debt obligations	102.0	111.5

During the six months ended September 30, 2004, net cash provided by operating activities decreased $9.8 million or 25% as compared to the same period last year.  This decrease in operating cash flow principally resulted from the relative difference in working capital changes in each period.  In the current year, working capital (excluding cash and cash equivalents) has increased as a result of growth in our business.  In the prior year, working capital (excluding cash and cash equivalents) was favorably impacted by the implementation of tighter working capital management practices.  Consistent with recent prior quarters, we have continued our strategy to further strengthen our financial position by primarily using available cash flow to make payments on outstanding debt obligations.

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

In May 2004, our Board of Directors approved a common stock share repurchase program, providing for the repurchase of up to one million shares of our stock in open-market purchases or in privately negotiated block purchase transactions. We expect to fund any repurchases under the program through cash flow provided by operations or additional borrowings under our primary bank credit facility. The amount and timing of any purchases will depend upon a number of factors, including the Company’s liquidity and potential alternative uses of our capital resources, the price and availability of our shares, general market conditions and certain repurchase restrictions in our existing bank credit facility, which limit us to repurchases not to exceed $75.0 million in the aggregate as of September 30, 2004.  As of October 15, 2004, we have not repurchased any shares of stock under this program.  There can be no assurance that we will be able to repurchase any of our common stock on terms acceptable to us.

Debt Obligations

Our bank credit facility (as amended and restated, the “Credit Agreement”) is composed of a $150.0 million revolving credit facility that will mature in July 2007. At September 30, 2004, borrowings outstanding under the Credit Agreement were $38.0 million and accrued interest at a weighted average rate of 3.79%.

The proceeds from borrowings under the Credit Agreement can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to .75%. We are also required to pay an annual commitment fee ranging from .275% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At September 30, 2004, the applicable interest rate margin was 1.25% and the applicable commitment fee was .275%.

We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement.  We were in compliance with these covenants and financial tests at September 30, 2004.  In the event that we were unable to remain in compliance with these covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be re-classified as a current liability.  In the event that we were to be unable to obtain a waiver, re-negotiate or re-finance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would be the result.  Based on our view of current market and business conditions and our expectations regarding our future operating results and cash flows, we believe that we will be able to remain in compliance with these covenants and financial tests in the future.

In addition to the Credit Agreement, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Both Auxiliary Bank Facilities are unsecured, have a maximum borrowing capacity of $5.0 million and expire in November 2004. At September 30, 2004, borrowings outstanding under the Auxiliary Bank Facilities totaled $5.2 million and accrued interest at a weighted average rate of 3.14%. Because we have the ability to refinance our Auxiliary Bank Facilities and plan to do so annually, the borrowings outstanding are classified as long-term debt in the accompanying consolidated balance sheets.

Our term equipment notes consist primarily of notes payable pursuant to financing agreements between us and various lenders (the “Lender Notes”) and between us and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At September 30, 2004, outstanding borrowings under the Lender Notes totaled $19.8 million and accrued interest at a weighted average rate of 4.86%. The Lender Notes provide for fixed monthly principal payments plus interest (at fixed rates) for defined periods of up to seven years from the date of issuance, most ending with a balloon payment at maturity, and are secured by certain equipment of the Company. At September 30, 2004, outstanding borrowings under the Equipment Notes totaled $19.9 million and accrued interest at a weighted average rate of 6.13%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by equipment which was concurrently purchased from the manufacturer. At September 30, 2004, the remaining balance of term equipment notes totaling $1.6 million primarily consists of various secured debt obligations assumed by us in connection with certain prior year acquisitions. We are not subject to any significant financial covenants in connection with any of the term equipment notes and we do not anticipate that our term equipment note limits will restrict our ability to finance any planned capital expenditures; however, the Credit Agreement places certain limitations on the amount of additional term note obligations we may incur in the future.

In the three month period ended September 30, 2004, we retired $25.7 million of Lender Notes with borrowings from the Credit Agreement.  Subsequently, we have retired an additional $12.5 million of Equipment Notes.  The purpose of retiring these notes was to utilize available capacity under the Credit Agreement to effect an overall reduction in our interest costs.  No financial penalties were incurred in connection with the retirement of these obligations.

Our other debt obligations consist of a mortgage totaling $5.1 million, a promissory note totaling $3.5 million, industrial revenue bonds totaling $8.6 million and various other debt obligations totaling $.4 million. We do not have any significant financial covenants or restrictions associated with these other debt obligations.

Contractual Obligations and Other Commitments

Operating Leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $54.2 million as of September 30, 2004.

Contingent Transaction Consideration — We entered into an earnout agreement in connection with the prior year acquisition of one of our printing businesses.  If this business generates operating profits in excess of pre-determined targets, we are obligated to make an additional cash payment.  As of September 30, 2004, we were contingently obligated through fiscal 2005 to make additional cash payments of up to $.8 million.  Based on current operating levels, we expect that the actual cash payment pursuant to this contractual obligation will be less than the maximum amount indicated.  The Company’s accounting policy for amounts payable pursuant to earnout agreements that are also contingent upon continuity of employment provides for such amounts to be expensed as the liability is incurred.

Letters of Credit — In connection with our assumption of obligations under outstanding industrial revenue bonds related to certain current and prior year acquisitions of printing businesses, which are reflected as debt in the accompanying consolidated financial statements, we had four letters of credit outstanding as of September 30, 2004 for a combined total of $9.0 million. These letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in July 2007, and we may be required to obtain replacement letters of credit at that time.

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

Receivables, net of valuation allowance – Accounts receivable at September 30, 2004 were $123.8 million, net of a $2.3 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by contraction in the economy or other factors beyond our control. Changes in our estimates of collectability could have a material adverse affect on our earnings.

Goodwill – We evaluate the carrying value of our goodwill as of March 31st of each year, or at any time that management becomes aware of an indication of impairment. Our evaluation is based on certain data estimated by management to be indicators of future cash flows at each of our facilities.  Estimating future cash flows requires judgments regarding future economic conditions, product demand and pricing.  Our evaluation also makes use of estimates of market multiples of cash flow at which transactions could be completed in the current market.  If our estimates of future cash flows or market multiples prove to be inaccurate, an impairment charge could be necessary in future periods.

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

Insurance liabilities – We are self-insured for the majority of our workers’ compensation costs and group health insurance costs.  Insurance claims liabilities have been accrued using actuarial principles and industry standard rates on an undiscounted basis. Third party administrators estimate the ultimate potential cost for individual claims. Actual development of individual claims could vary from the estimated amounts due to severity of injuries, the potential for damage awards and future changes in medical costs, which could result in an increase or decrease in accrued costs in future periods for claim matters which occured in a prior period.

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

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.  We do not hold or utilize derivative financial instruments that could expose our Company to market risk.  However, we are exposed to market risk for changes in interest rates related primarily to our debt obligations, which includes borrowings under our bank credit facilities, various term equipment notes and other debt obligations.  As of September 30, 2004, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

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

CONSOLIDATED GRAPHICS, INC.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, our Company is involved in litigation relating to claims arising out of its operations in the normal course of business. We maintain insurance coverages against certain types of potential claims in an amount which we believe to be adequate.  Currently, we are not aware of any legal proceedings or claims pending against the Company that our management believes will have a material adverse effect on our financial position or results of operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On July 22, 2004, the Company held its Annual Meeting of Shareholders. The only matter acted upon at such shareholders’ meeting was a vote for the election of two Class II Directors.  The shareholder voting results were reported in the Company’s Form 10-Q for the period ended June 30, 2004.

ITEM 5.  Other Information

The Company has issued a press release announcing its fiscal 2005 second quarter results.  A copy of the press release is attached hereto as Exhibit 99.1.  The attached press release may contain forward-looking information.  Readers are cautioned that such information involves known and unknown risks, uncertainties and other factors that could cause actual results to materially differ from the results, performance or other expectations implied by these forward looking statements.

The Company will hold a conference call today at 10:00 a.m. Central Time/11:00 a.m. Eastern Time to discuss the Company’s financial results for the second quarter ended September 30, 2004.  A live webcast and subsequent archive of the conference call, as well as a copy of the attached press release, can be accessed at www.consolidatedgraphics.com under the Investor Relations page.

During such conference call, management may make references to certain non-GAAP financial measures used by the Company, such as EBITDA, for various fiscal periods.  Attached hereto as Exhibit 99.2 is a schedule that reconciles such non-GAAP financial measures for the indicated periods to the most directly comparable financial measure calculated and presented in accordance with GAAP.

ITEM 6.  Exhibits

*3.1	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998), Exhibit 3.1).
*3.3	Second Amended and Restated By-Laws of the Company adopted as of June 30, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).
*4.1	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
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

31.1	Certification of Joe R. Davis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of G. Christopher Colville pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of G. Christopher Colville pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated October 27, 2004, in connection with the press release announcing the Company’s fiscal 2005 second quarter results.
99.2	Reconciliations regarding Non-GAAP Financial Measures.

*Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.

Dated: October 27, 2004	By:	/s/ G. Christopher Colville
G. Christopher Colville
Executive Vice President,
Chief Financial and Accounting
Officer and Secretary

Exhibit Index

Description of Exhibits

*3.1	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998), Exhibit 3.1).
*3.3	Second Amended and Restated By-Laws of the Company adopted as of June 30, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).
*4.1	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
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

31.1	Certification of Joe R. Davis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of G. Christopher Colville pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of G. Christopher Colville pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated October 27, 2004, in connection with the press release announcing the Company’s fiscal 2005 second quarter results.
99.2	Reconciliations regarding Non-GAAP Financial Measures.

*Incorporated by reference