Form 10-Q
period 2004-12-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2005-02-02
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes ☒   No ☐

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at January 15, 2005 was 13,693,002.

CONSOLIDATED GRAPHICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2004	March 31, 2004
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,480	$10,472
Accounts receivable, net	120,655	114,658
Inventories	36,177	32,728
Prepaid expenses	6,615	5,874
Deferred income taxes	6,815	6,159
Total current assets	175,742	169,891
PROPERTY AND EQUIPMENT, net	272,364	272,801
GOODWILL, net	73,889	73,658
OTHER ASSETS	6,472	5,785
	$528,467	$522,135
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$6,269	$13,204
Accounts payable	37,311	41,062
Accrued liabilities	76,661	66,585
Income taxes payable	4,570	1,552
Total current liabilities	124,811	122,403
LONG-TERM DEBT, net of current portion	73,071	98,265
DEFERRED INCOME TAXES	57,713	55,855
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 13,690,356 and 13,573,964 issued and outstanding	137	135
Additional paid-in capital	167,031	163,910
Retained earnings	105,704	81,567
Total shareholders’ equity	272,872	245,612
	$528,467	$522,135

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2004	2003	2004	2003

SALES	$208,640	$184,238	$581,298	$524,691

COST OF SALES	157,077	141,034	437,753	401,046

Gross profit	51,563	43,204	143,545	123,645

SELLING EXPENSES	21,232	19,539	60,458	56,229

GENERAL AND ADMINISTRATIVE EXPENSES	14,140	12,640	40,796	39,107

Operating income	16,191	11,025	42,291	28,309

INTEREST EXPENSE, net	1,083	2,032	3,879	5,762

Income before taxes	15,108	8,993	38,412	22,547

INCOME TAXES	5,364	3,507	14,275	8,736

Net income	$9,744	$5,486	$24,137	$13,811

BASIC EARNINGS PER SHARE	$.71	$.41	$1.77	$1.03
DILUTED EARNINGS PER SHARE	$.68	$.39	$1.70	$1.00

SHARES USED TO COMPUTE EARNINGS PER SHARE

Basic	13,666	13,470	13,623	13,409
Diluted	14,259	13,947	14,180	13,769

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31
	2004	2003

OPERATING ACTIVITIES
Net income	$24,137	$13,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,001	26,911
Deferred income tax provision	1,202	3,325
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(4,380)	(1,278)
Inventories	(2,831)	(4,606)
Prepaid expenses	(730)	(1,977)
Other assets	(687)	(2,324)
Accounts payable and accrued liabilities	(783)	19,674
Income taxes payable	3,018	1,368
Net cash provided by operating activities	50,947	54,904

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(2,233)	(6,043)
Purchases of property and equipment	(9,623)	(8,249)
Proceeds from asset dispositions	1,503	1,797
Net cash used in investing activities	(10,353)	(12,495)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	58,470	58,469
Payments on bank credit facilities	(58,232)	(98,007)
Payments for financing costs on bank credit facilities	—	(480)
Proceeds from issuance of term equipment note	—	6,117
Payments on term equipment notes and other debt	(48,947)	(9,183)
Proceeds from exercise of stock options	3,123	2,635
Net cash used in financing activities	(45,586)	(40,449)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,992)	1,960
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,472	9,641
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,480	$11,601

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the nine months ended December 31, 2004 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2004 has been derived from the 2004 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission in June 2004.

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

Inventories — Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. The carrying values of inventories are set forth below:

	December 31,	March 31,
	2004	2004

Raw materials	$10,772	$10,051
Work in progress	22,517	20,054
Finished goods	2,888	2,623
	$36,177	$32,728

Earnings Per Share – Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options outstanding.

Supplemental Cash Flow Information - The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. The Company issued term notes payable totaling $6,564 (see Note 3. Long-Term Debt) during the nine months ended December 31, 2004 to finance the purchase of certain new equipment.  The Company assumed a mortgage obligation totaling $5,116 in May 2004 in connection with a prior year acquisition, and it also assumed two industrial revenue bonds in August 2004 totaling $4,900 in connection with a current year acquisition (see Note 2. Acquisitions). For the nine months ended December 31, 2004, the Company paid cash for interest and income taxes, net of refunds, totaling $3,912 and $8,262. For the nine months ended December 31, 2003, the Company paid (or received) cash for interest and income taxes, net of refunds, totaling $5,900 and ($2,867).

Stock-Based Compensation – The Company’s only element of stock-based compensation is derived pursuant to the Consolidated Graphics, Inc. Long-Term Incentive Plan (the “Plan”), which has been approved by the Company’s shareholders.  Under the Plan, employees of the Company and non-employee members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock at a price not less than the market price of the stock at the date of grant. The Company adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, as of March 31, 2003; however, as permitted under SFAS No. 123, it continues to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  Accordingly, no compensation expense or liability is recognized for options issued under the Plan in the accompanying consolidated financial statements since all stock options were granted at the fair market value of the stock at the date of grant.

Had the Company used the fair-value-based method of accounting for the Plan prescribed by SFAS No. 123 and charged compensation expense against net income over the vesting period based on the fair value of stock options at the date of grant, net income and earnings per share as reported would have been reduced to the following pro forma amounts:

	Three Months Ended December 31		Nine Months Ended December 31
	2004	2003	2004	2003

Net income as reported	$9,744	$5,486	$24,137	$13,811
Less: Pro forma compensation expense	(311)	(595)	(969)	(1,747)
Pro forma net income	$9,433	$4,891	$23,168	$12,064

Basic Earnings Per Share:
Net income as reported	$.71	$.41	$1.77	$1.03
Less: Pro forma compensation expense	(.02)	(.04)	(.07)	(.13)
Pro forma net income	$.69	$.37	$1.70	$.90

Diluted Earnings Per Share:
Net income as reported	$.68	$.39	$1.70	$1.00
Less: Pro forma compensation expense	(.02)	(.04)	(.06)	(.12)
Pro forma net income	$.66	$.35	$1.64	$.88

The effect on pro forma net income, basic earnings per share, and diluted earnings per share of expensing the estimated fair value of stock options is not necessarily representative of the effect on reported earnings for future years due to the vesting period of the stock options and the potential for the forfeiture of previously granted stock options and the future issuance of additional stock options.

2.  ACQUISITIONS

During the nine months ended December 31, 2004, the Company assumed debt totaling $4,900 and paid cash of $397 to acquire two printing businesses, one of which was merged into an existing operation of the Company. The allocation of the purchase price of the businesses acquired include current assets of $2,246, property and equipment of $4,116, and other assets of $138, less current liabilities of $1,203. Additionally, the Company paid cash totaling $1,836 to acquire certain real property (in addition to the assumption of a related mortgage obligation) and to satisfy certain liabilities incurred in connection with the acquisition of certain businesses in prior periods.

On January 26, 2005, the Company announced that it signed a definitive purchase agreement to acquire Kelmscott Communications LLC (“Kelmscott”), a privately-held provider of commercial printing services in five Midwest and West Coast states with annual sales of $100 million.  The completion of this transaction, which is subject to certain conditions and the approvals of the Boards of the Company and Kelmscott, is expected to occur in March 2005.

3.     LONG-TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	December 31, 2004	March 31, 2004
Bank credit facilities	$35,801	$35,563
Term equipment notes	25,730	67,772
Other	17,809	8,134
	79,340	111,469
Less: current portion	(6,269)	(13,204)
	$73,071	$98,265

The Company’s bank credit facility (as amended and restated, the “Credit Agreement”) is composed of a $150,000 revolving credit facility that will mature in July 2007. At December 31, 2004, outstanding borrowings under the Credit Agreement were $27,000 and accrued interest at a weighted average rate of 4.28%.

The proceeds from borrowings under the Credit Agreement can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to .75%. The Company is also required to pay an annual commitment fee ranging from .275% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At December 31, 2004, the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .275%.

The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at December 31, 2004.

In addition to the Credit Agreement, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Both Auxiliary Bank Facilities are unsecured and have a maximum borrowing capacity of $5,000. One such facility expires in November 2005 and the other such facility expires in November 2006. At December 31, 2004, borrowings outstanding under the Auxiliary Bank Facilities totaled $8,801 and accrued interest at a weighted average rate of 3.78%. Because the Company has the ability to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in November 2005 and plans to do so, borrowings are classified as long-term debt in the accompanying consolidated balance sheet at December 31, 2004.

The Company’s term equipment notes consist primarily of notes payable pursuant to financing agreements between the Company and various lenders (the “Lender Notes”) and between the Company and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At December 31, 2004, outstanding borrowings under the Lender Notes totaled $17,987 and accrued interest at a weighted average rate of 4.74%. The Lender Notes provide for fixed monthly principal payments plus interest (at fixed rates) for defined periods of up to seven years from the date of issuance, most ending with a balloon payment at maturity, and are secured by certain equipment of the Company. At December 31, 2004, outstanding borrowings under the Equipment Notes totaled $6,952 and accrued interest at a weighted average rate of 6.31%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by the equipment which was concurrently purchased from the manufacturer. At December 31, 2004, the remaining balance of term equipment notes totaling $791 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Credit Agreement places certain limitations on the amount of additional term note obligations the Company may incur in the future.

In the nine month period ended December 31, 2004, the Company retired $41,061 of Lender Notes with borrowings from the Credit Agreement. The purpose of retiring these notes was to utilize available capacity under the Credit Agreement to effect an overall reduction in the Company’s interest costs. No financial penalties were incurred in connection with the retirement of these obligations.

The Company’s remaining debt obligations consist of a mortgage totaling $5,019, a promissory note totaling $3,550, industrial revenue bonds totaling $8,085 and various other debt totaling $1,155. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

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

The following discussion of the financial condition and performance of our Company should be read in conjunction with the consolidated financial statements included herein and the consolidated financial statements and related notes and other detailed information regarding our Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and other reports filed by us with the Securities and Exchange Commission.  Operating results for the nine months ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2005 or any periods thereafter.

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

Nature of Our Services

We are a service business that utilizes sophisticated technology and equipment to produce and deliver high quality printed documents, materials and products for our customers to their specification and design, including all content. Examples of the types of documents, materials and products we print for our customers include multicolor marketing materials, product and capability brochures, point-of-purchase displays, direct mail pieces, shareholder communications, catalogs, and training manuals.

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

Results of Operations

The following table sets forth the Company’s unaudited condensed consolidated income statements for the periods indicated:

	Three Months Ended December 31		Nine Months Ended December 31
	2004	2003	2004	2003
	(In millions)		(In millions)
Sales	$208.6	$184.2	$581.3	$524.7
Cost of sales	157.1	141.0	437.7	401.1
Gross profit	51.5	43.2	143.6	123.6
Selling expenses	21.2	19.5	60.5	56.2
General and administrative expenses	14.1	12.7	40.8	39.1
Operating income	16.2	11.0	42.3	28.3
Interest expense, net	1.1	2.0	3.9	5.8
Income before taxes	15.1	9.0	38.4	22.5
Income taxes	5.4	3.5	14.3	8.7
Net Income	$9.7	$5.5	$24.1	$13.8

The following table sets forth the components of income expressed as a percentage of sales for the periods indicated:

	As a Percentage of Sales		As a Percentage of Sales
	Three Months Ended December 31		Nine Months Ended December 31
	2004	2003	2004	2003

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.3	76.5	75.3	76.4
Gross profit	24.7	23.5	24.7	23.6
Selling expenses	10.2	10.6	10.4	10.7
General and administrative expenses	6.8	6.9	7.0	7.5
Operating income	7.7	6.0	7.3	5.4
Interest expense, net	.5	1.1	.7	1.1
Income before taxes	7.2	4.9	6.6	4.3
Income taxes	2.5	1.9	2.4	1.7
Net Income	4.7%	3.0%	4.2%	2.6%

Our sales and expenses during the periods shown were impacted by the acquisition of six printing businesses in fiscal 2004 and two printing businesses in fiscal 2005 to date. Because each acquisition was accounted for using the purchase method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. Accordingly, acquisitions affect our financial results in any current year period compared to the prior year period by (i)  the full-period impact of prior year acquisitions (as compared to the partial period impact in the prior year) and (ii) the partial-period impact of current year acquisitions, and is referred to below as “incremental impact of acquisitions.”

Comparative Analysis of Consolidated Income Statements for the Three Months Ended December 31, 2004 and 2003

Sales for the quarter ended December 31, 2004 increased $24.4 million or 13% to $208.6 million from $184.2 million in the same period a year ago.  The $24.4 million revenue increase is attributable to $5.1 million from the incremental impact of acquisitions and $19.3 million of internal sales growth. The $19.3 million of internal sales growth equates to a 10% year-over-year internal growth rate. Approximately two-thirds of the internal sales growth was attributable to election related printing, which recurs generally on a bi-annual basis. Excluding election related printing, internal sales growth for the period was 3%, which includes growth in National Sales of $2.5 million. As a whole, National Sales accounted for 6% of revenue in the quarter.  The remainder of this quarter’s internal growth is attributable to incremental cross-selling activities among our locations, as well as improved economic and industry conditions, in our opinion based on general and anecdotal information available to us.

For the quarter ended December 31, 2004, gross profit increased $8.3 million and gross profit margin increased to 24.7% from 23.5% from the same period a year ago. Approximately $6.9 million of the increase is attributable to the increased sales levels discussed above, including the incremental impact of acquisitions.  This increase was partially offset by additional depreciation expense in the quarter totaling $3.2 million, of which $2.0 is attributable to a reduction in the carrying value of certain assets the Company intends to monetize and $1.2 million is attributable to the incremental impact of acquisitions and capital expenditures.  The remaining increase in gross profit of $4.6 million is attributable to margin leverage achieved as a result of improved industry conditions.

Selling expenses for the quarter ended December 31, 2004 increased 9% to $21.2 million from $19.5 million in the same period a year ago.  This increase is directly attributable to the increased sales levels noted above. As a percentage of sales, selling expenses for the quarter ended December 31, 2004 decreased slightly to 10.2% as compared to the 10.6% for the same period a year ago primarily because the generation of the incremental election related revenues discussed above generally does not result in the same level of sales expense as does the generation of other revenues.

General and administrative expenses for the quarter ended December 31, 2004 increased 12% to $14.1 million from $12.7 million in the same period a year ago. The majority of this increase is attributable to the incremental impact of acquisitions.  Overall, the positive results of our ability to control costs and gain additional leverage on our costs through sales growth is reflected by the improvement in our general and administrative expenses as a percentage of sales, which decreased to 6.8% for the quarter ended December 31, 2004, from 6.9% for the same period a year ago.

Interest expense for the quarter ended December 31, 2004 decreased 47% to $1.1 million from $2.0 million in the same period a year ago. This decrease is principally due to the application of our cash flow from operations to reduce outstanding indebtedness.

We provided for income taxes totaling $5.4 million for the quarter ended December 31, 2004, reflecting an effective tax rate of 35.5% as compared to an effective tax rate of 39.0% for the same period a year ago.  Due to the increase in pretax earnings, non-deductible expenses have become a smaller percentage of pretax earnings, thus lowering the effective tax rate for the quarter.

Comparative Analysis of Consolidated Income Statements for the Nine Months Ended December 31, 2004 and 2003

Sales for the nine months ended December 31, 2004 increased $56.6 million or 11% to $581.3 million from $524.7 million in the same period a year ago. In addition to the incremental election related revenues totaling approximately $18.0 million in the second and third fiscal quarters, this revenue increase is attributable to $18.8 million from the incremental impact of acquisitions and $19.8 million, or 4%, of internal sales growth.  As a whole, National Sales accounted for 6 % of revenue in the nine months ended December 31, 2004.  Growth in National Sales accounted for approximately $3.8 million of such internal sales growth with the remainder being attributable to incremental cross-selling activities among our locations, as well as improved economic and industry conditions, in our opinion based on general and anecdotal information available to us.

For the nine months ended December 31, 2004, gross profit increased $20.0 million and gross profit margin increased to 24.7% from 23.6% from the same period a year ago. Approximately $16.2 million of the increase is attributable to the increased sales levels discussed above, including the incremental impact of acquisitions.  This increase was partially offset by additional depreciation expense in the nine month period totaling $5.1 million, of which $2.0 million is attributable to a reduction in the carrying value of certain assets the Company intends to monetize and $3.1 million is attributable to the incremental impact of acquisitions and capital expenditures.  The remaining increase in gross profit of $8.9 million is attributable to margin leverage achieved as a result of improved industry conditions.

Selling expenses for the nine months ended December 31, 2004 increased 8% to $60.5 million from $56.2 million in the same period a year ago.  The increase for the nine month period of this fiscal year is directly attributable to the increased sales levels noted above.  As a percentage of sales, selling expenses for the nine months ended December 31, 2004 decreased slightly to 10.4% as compared to 10.7% for the same period a year ago, with most of this decrease attributable to the incremental election related revenues as discussed above.

General and administrative expenses for the nine months ended December 31, 2004 increased slightly to $40.8 million from $39.1 million in the same period a year ago, due principally to the incremental impact of acquisitions.  During the nine month period of this fiscal year, we have gained additional leverage on our sales, resulting in the decrease in our general and administrative expenses as a percentage of sales to 7.0% from 7.5% a year ago.

Interest expense for the nine months ended December 31, 2004 decreased 33% to $3.9 million from $5.8 million in the same period a year ago.  The decrease in interest expense for the nine months ended December 31, 2004 is principally due to the application of our cash flow from operations to reduce the aggregate borrowings outstanding under our various bank credit facilities.

We provided for income taxes for the nine months ended December 31, 2004 of $14.3 million, reflecting an effective tax rate of 37.2% as compared to an effective tax rate of 38.7% for the same period a year ago.  Due to the increase in pretax earnings, non-deductible expenses have become a smaller percentage of pretax earnings, thus lowering the effective tax rate for the nine months ended December 31, 2004.

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

	Nine Months Ended December 31
	2004	2003
	(In millions)
Net cash provided by operating activities	$50.9	$54.9
Acquisitions of businesses	(2.2)	(6.0)
Capital expenditures, net of proceeds from asset dispositions	(8.1)	(6.5)
Net proceeds (payments) under bank credit facilities	.2	(39.5)
Net payments on term equipment notes and other debt	(48.9)	(3.1)

Additionally, our cash position, working capital and debt obligations are shown below for the periods indicated and should be read in conjunction with our consolidated balance sheets and notes thereto included in Item 1. Financial Statements:

	December 31, 2004	March 31, 2004
	(In millions)
Cash and cash equivalents	$5.5	$10.5
Working capital	50.9	47.5
Total debt obligations	79.3	111.5

During the nine months ended December 31, 2004, net cash provided by operating activities decreased $4.0 million or 7% as compared to the same period last year. This decrease in operating cash flow principally resulted from the relative difference in working capital changes in each period. In the current year, working capital has increased as a result of growth in our business. In the prior year, working capital was favorably impacted by the implementation of tighter working capital management practices. Consistent with recent prior quarters, we have continued our strategy to further strengthen our financial position by primarily using available cash flow to make payments on outstanding debt obligations.

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

  We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions.  However, we cannot accurately predict the timing, size, and success of our acquisition efforts or our associated potential capital commitments. There can be no assurance that we will be able to acquire additional printing businesses on terms acceptable to us.

We expect to fund future acquisitions through cash flow provided by operations, additional borrowings or the issuance of our common stock. The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value and the willingness of potential sellers to accept it as full or partial payment for the acquisition price.

On January 26, 2005, we announced the signing of a definitive purchase agreement to acquire Kelmscott Communications LLC (“Kelmscott”), a privately-held provider of commercial printing services in five Midwest and West Coast states with annual sales of $100 million.  The completion of this transaction, which is subject to certain conditions and the approvals of the Boards of our company and Kelmscott, is expected to occur in March 2005. We will use available capacity under our bank credit facility to complete the transaction.

In May 2004, our Board of Directors approved a common stock share repurchase program, providing for the repurchase of up to one million shares of our stock in open-market purchases or in privately negotiated block purchase transactions. We expect to fund any repurchases under the program through cash flow provided by operations or additional borrowings under our primary bank credit facility. The amount and timing of any purchases will depend upon a number of factors, including the Company’s liquidity and potential alternative uses of our capital resources, the price and availability of our shares, general market conditions and certain repurchase restrictions in our existing bank credit facility, which limit us to repurchases not to exceed $75.0 million in the aggregate as of December 31, 2004. As of January 15, 2005, we have not repurchased any shares of stock under this program. There can be no assurance that we will be able to repurchase any of our common stock on terms acceptable to us.

Debt Obligations

Our bank credit facility (as amended and restated, the “Credit Agreement”) is composed of a $150.0 million revolving credit facility that will mature in July 2007. At December 31, 2004, borrowings outstanding under the Credit Agreement were $27.0 million and accrued interest at a weighted average rate of 4.28%.

The proceeds from borrowings under the Credit Agreement can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to .75%. We are also required to pay an annual commitment fee ranging from .275% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At December 31, 2004, the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .275%.

We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at December 31, 2004. In the event that we were unable to remain in compliance with these covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be re-classified as a current liability. In the event that we were to be unable to obtain a waiver, re-negotiate or re-finance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would be the result. Based on our view of current market and business conditions and our expectations regarding our future operating results and cash flows, we believe that we will be able to remain in compliance with these covenants and financial tests in the future.

In addition to the Credit Agreement, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Both Auxiliary Bank Facilities are unsecured and have a maximum borrowing capacity of $5.0 million.   One such facility expires in November 2005 and the other such facility expires in November 2006. At December 31, 2004, borrowings outstanding under the Auxiliary Bank Facilities totaled $8.8 million and accrued interest at a weighted average rate of 3.78%. Because we have the ability to refinance the borrowings outstanding under the Auxiliary Bank Facility expiring in November 2005 and plan to do so, borrowings are classified as long-term debt in the consolidated balance sheet at December 31, 2004.

Our term equipment notes consist primarily of notes payable pursuant to financing agreements between us and various lenders (the “Lender Notes”) and between us and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At December 31, 2004, outstanding borrowings under the Lender Notes totaled $18.0 million and accrued interest at a weighted average rate of 4.74%. The Lender Notes provide for fixed monthly principal payments plus interest (at fixed rates) for defined periods of up to seven years from the date of issuance, most ending with a balloon payment at maturity, and are secured by certain equipment of the Company. At December 31, 2004, outstanding borrowings under the Equipment Notes totaled $6.9 million and accrued interest at a weighted average rate of 6.31%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by equipment which was concurrently purchased from the manufacturer. At December 31, 2004, the remaining balance of term equipment notes totaling $.8 million primarily consists of various secured debt obligations assumed by us in connection with certain prior year acquisitions. We are not subject to any significant financial covenants in connection with any of the term equipment notes and we do not anticipate that our term equipment note limits will restrict our ability to finance any planned capital expenditures; however, the Credit Agreement places certain limitations on the amount of additional term note obligations we may incur in the future.

In the nine month period ended December 31, 2004, we retired $41.1 million of Lender Notes with borrowings from the Credit Agreement. The purpose of retiring these notes was to utilize available capacity under the Credit Agreement to effect an overall reduction in our interest costs. No financial penalties were incurred in connection with the retirement of these obligations.

Our other debt obligations consist of a mortgage totaling $5.0 million, a promissory note totaling $3.6 million, industrial revenue bonds totaling $8.1 million and various other debt obligations totaling $1.1 million. We do not have any significant financial covenants or restrictions associated with these other debt obligations.

Contractual Obligations and Other Commitments

Operating Leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $54.4 million as of December 31, 2004.

Letters of Credit — In connection with our assumption of obligations under outstanding industrial revenue bonds related to certain current and prior year acquisitions of printing businesses, which are reflected as debt in the accompanying consolidated financial statements, we had four letters of credit outstanding as of December 31, 2004 for a combined total of $8.4 million. These letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in July 2007, and we may be required to obtain replacement letters of credit at that time.

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

Receivables, net of valuation allowance – Accounts receivable at December 31, 2004 were $120.7 million, net of a $2.1 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by contraction in the economy or other factors beyond our control. Changes in our estimates of collectability could have a material adverse affect on our earnings.

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

Insurance liabilities – We are self-insured for the majority of our workers’ compensation costs and group health insurance costs. Insurance claims liabilities have been accrued using actuarial principles and industry standard rates on an undiscounted basis. Third party administrators estimate the ultimate potential cost for individual claims. Actual development of individual claims could vary from the estimated amounts due to severity of injuries, the potential for damage awards and future changes in medical costs, which could result in an increase or decrease in accrued costs in future periods for claim matters which occurred in a prior period.

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

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not hold or utilize derivative financial instruments that could expose our Company to market risk. However, we are exposed to market risk for changes in interest rates related primarily to our debt obligations, which includes borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of December 31, 2004, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

The Company has issued a press release announcing its fiscal 2005 third quarter results. A copy of the press release is attached hereto as Exhibit 99.1. The attached press release may contain forward-looking information. Readers are cautioned that such information involves known and unknown risks, uncertainties and other factors that could cause actual results to materially differ from the results, performance or other expectations implied by these forward looking statements.

The Company will hold a conference call today at 10:00 a.m. Central Time/11:00 a.m. Eastern Time to discuss the Company’s financial results for the third quarter ended December 31, 2004. A live webcast and subsequent archive of the conference call, as well as a copy of the attached press release, can be accessed at www.consolidatedgraphics.com under the Investor Relations page.

During such conference call, management may make references to certain non-GAAP financial measures used by the Company, such as EBITDA, for various fiscal periods.  Attached hereto as Exhibit 99.2 is a schedule that reconciles such non-GAAP financial measures for the indicated periods to the most directly comparable financial measures calculated and presented in accordance with GAAP.

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

31.1	Certification of Joe R. Davis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of G. Christopher Colville pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of G. Christopher Colville pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated February 2, 2005, in connection with the press release announcing the Company’s fiscal 2005 third quarter results.
99.2	Reconciliations regarding Non-GAAP Financial Measures.

*Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.

Dated: February 2, 2005	By:	/s/ G. Christopher Colville
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

31.1	Certification of Joe R. Davis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of G. Christopher Colville pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of G. Christopher Colville pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated February 2, 2005, in connection with the press release announcing the Company’s fiscal 2005 third quarter results.
99.2	Reconciliations regarding Non-GAAP Financial Measures.

*Incorporated by reference