Form 10-K
period 2005-03-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2005-06-10
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001-12631

CONSOLIDATED GRAPHICS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

TEXAS	76-0190827
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

5858 WESTHEIMER, SUITE 200 HOUSTON, TEXAS	77057
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(713) 787-0977
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:
COMMON STOCK, PAR VALUE $.01 PER SHARE	NEW YORK STOCK EXCHANGE
(TITLE OF CLASS)	(NAME OF EACH EXCHANGE
ON WHICH REGISTERED)

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 30, 2004 (last business day of Consolidated Graphics, Inc.’s most recently completed second fiscal quarter):

COMMON STOCK, $.01 PAR VALUE—$491,562,169

The number of shares outstanding of the registrant’s common stock as of April 30, 2005:

COMMON STOCK, $.01 PAR VALUE—13,762,921

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on or about July 28, 2005, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Form 10-K.

CONSOLIDATED GRAPHICS, INC.

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2005

INDEX

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Consolidated Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules
Signatures
Exhibit Index

PART I

Item 1. Business

In this annual report, the words “Consolidated Graphics,” “CGX,” the “Company,” “we,” “our” and “us” refer to Consolidated Graphics, Inc, collectively with our consolidated subsidiaries, unless the context indicates otherwise. Our fiscal year ends on March 31st.

Company Overview

Consolidated Graphics is a leading national provider of commercial printing services and is recognized as the largest sheetfed and half-web commercial printing company in the United States. Our corporate headquarters are in Houston, Texas, and we currently operate 70 printing businesses in 25 states. Each of our printing businesses has a well-established operating history, more than 25 years in most cases.

Our sales are derived from commercial printing services. These services consist of (i) traditional print services, including electronic prepress, printing, finishing, storage and delivery of high-quality printed documents which are custom manufactured to our customers’ design specifications; (ii) fulfillment and mailing services for such printed materials; and (iii) e-commerce solutions that enable our customers to improve their processes over the procurement and management of printed materials. Examples of the types of documents we print for our customers include high-quality, multi-color marketing materials, product and capability brochures, point-of-purchase displays, direct mail pieces, shareholder communications, catalogs and training manuals.

The scope and extent of services provided to our customers typically varies for each individual order we receive, depending on customer-specific factors including the intended uses for the printed materials. Furthermore, each of our printing businesses generally is capable of providing the complete range of our services to their customers.  Accordingly, we do not operate our business in a manner that differentiates among our respective capabilities and services for financial or management reporting services, rather each of our printing businesses define a distinct reporting unit.

The Company was incorporated in Texas in 1985. Our website address is www.cgx.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”) and other filings as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the Securities and Exchange Commission (“SEC”). In addition, the current forms of our Corporate Governance Guidelines, Corporate Code of Ethics, and the charters of the respective committees of our Board of Directors, and contact information for our Presiding Director for purposes of shareholder communications, are all available on our website. The public may read and copy any materials filed by us with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington D.C., 20549. The public may obtain information about the operation of the SEC’s public reference rooms by calling the SEC at
1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information about issuers like us that file electronically with the SEC.

Industry Background

The printing industry is one of the largest industries in the United States, with total annual sales estimated to be in excess of $160 billion. The printing industry is comprised of many segments, including general commercial printing, newspapers, directories, book and magazine publishing, financial printing, business forms, greeting cards and stationery-type products. We operate in the general commercial printing segment of the industry which generates over $40 billion in annual U.S. sales based on available industry data. Most of the general commercial printing businesses operating in the United States today are privately-owned and individually generate less than $35 million in annual sales.

A consolidation trend in the general commercial printing industry emerged in the 1990’s as owners of medium-sized printing businesses (those with annual sales of $2 million to $35 million) sought to evaluate exit strategies and address new industry challenges. In order to limit personal financial risk, increase personal financial liquidity or facilitate plans to eventually retire, owners of these printing businesses became more willing to sell their companies to larger, better-capitalized companies. We have been an industry-leader in the consolidation trend since our initial public offering in 1994. We believe that we are one of only a few companies that possess the financial strength and management expertise necessary to acquire such printing businesses.

Primary industry challenges in recent history include the need to invest in new technology and equipment and adverse economic conditions. Most printing design and prepress activities are now accomplished in a digital environment. Prepress computer equipment based on a complete digital workflow, along with more sophisticated printing presses and finishing equipment, is more efficient, operates faster and requires less labor. General commercial printing businesses must make substantial capital investments over time in new equipment in order to remain competitive in the industry.

Because of the development and on-going advancement in digital technology, print buyers have increasingly sought shorter print runs, the ability to personalize more sophisticated marketing materials to strategically target certain markets or demographics, and e-commerce solutions for executing and controlling the print procurement and printed materials management processes. This factor has also contributed substantially to the burden on companies in our industry to invest in new technology and equipment to remain competitive. Additionally, large corporations have increasingly sought to achieve a reduction in operating costs by streamlining their print-related processes and limiting their number of suppliers. To accomplish these objectives, these large customers frequently seek to align themselves with printing companies that have a significant national presence and offer a wide range of commercial print capabilities and services, putting additional pressure on single-location, privately-held printing companies.

In general, changes in prevailing U.S. economic conditions significantly impact the commercial printing industry. To the extent weakness in the U.S. economy causes local and national corporations to reduce their spending on advertising and marketing materials, the demand for commercial printing services may be adversely affected. Further, compounding a decline in demand, competitive pricing pressures may occur and negatively impact the level of sales and profit margins throughout the industry.  Beginning around 2000, industry conditions began a long downturn due in part to overcapacity caused by a high rate of investment by the overall industry in new technology and equipment and followed by a broad deterioration in the U.S. economy. We believe industry conditions have generally stabilized over the last 12-24 months as the U.S. economy strengthened.

Competition

The commercial printing industry remains highly fragmented and the majority of customers purchase printed products from locally available sources. Therefore, we compete primarily with locally-based printing companies for most print projects. Most of our competitors are privately-held, single location operations; however, some competitors are large corporations, both publicly and privately owned.

The major competitive factors in our business are:

•                                          Extent and quality of customer service, including ability to meet customer deadlines

•                                          Quality of finished products

•                                          Cost structure

•                                          Financial strength

The ability to provide high-quality customer service is often dependent on production and distribution capabilities, along with the availability of equipment that is appropriate in size and function for a given project. We believe that our broad range of printing capabilities and services, along with our ability to use our national geographic footprint to serve customers on both a regional and national level, gives us a competitive advantage over smaller, local printing companies. Furthermore, the economic advantages created by our purchasing power, our advanced technological capabilities and our ability to utilize any excess production capacity throughout our organization enables our printing businesses to compete more effectively in pricing and provide faster turnaround times than our competitors may be able to provide. Our strong financial position enables us to invest in newer, more efficient technology and equipment and to make strategic acquisitions, which expand our industry-leading breadth of locations, capabilities, and services.

Business Strategy

Our overall business strategy is to be the market leader in the commercial printing industry by combining the customer service and responsiveness of well-managed, local printing businesses with the competitive advantages provided by a national organization. Management at each of our 70 printing businesses maintains responsibility for the day-to-day operations and profitability of their business, while continuing to strengthen and build new customer relationships in their respective markets. At the same time, our printing businesses are supported by the management expertise, purchasing power, technology investments and other operating advantages that exist because they are part of a larger organization.

Internal Sales Growth—Our printing businesses have numerous opportunities, individually and collectively, to achieve consistent, long-term sales growth at a rate that exceeds industry averages. Our current initiatives to improve internal sales growth include:

•                                          Aggressively pursuing new business opportunities and experienced sales professionals to gain market share and strengthen our competitive position going forward.

•                                          Continuing to invest in new equipment and technology that enables us to provide increasingly higher levels of service and a broader range of capabilities.

•                                          Capitalizing on our national presence and wide range of capabilities to pursue sole-source opportunities with national accounts.

Disciplined Acquisition Program—We are actively seeking to grow our national geographic footprint through additional acquisitions of medium and large-sized general commercial printing businesses, typically ones that are well-managed, profitable and have a generally excellent reputation and quality customer base. We may also acquire smaller and/or distressed printing businesses whose operations can be merged into one of our existing locations. This type of transaction is commonly referred to as a “tuck-in” acquisition. Because of difficult industry conditions beginning about 2000 and broad economic uncertainties, we expect to continue evaluating a number of “tuck-in” acquisition opportunities in the next twelve months.

Cost Savings—Because of our size and national presence, we leverage our economies of scale to obtain preferential pricing for paper and supplies used in the printing process and for newer, more efficient equipment. We have various national purchasing contracts in place with major suppliers and manufacturers. Our purchasing support staff continually monitors market conditions and negotiates pricing and other contractual terms with these vendors to maximize the cost savings we achieve under these agreements. In addition, we have centralized certain administrative services, such as human resources, treasury, tax and risk management, to generate cost savings.

Best Practices/Benchmarking—Management teams at our printing businesses have access to strategic counsel and professional management techniques in such areas as planning, organization, and controls. We provide a forum for them to share their knowledge of technical processes and their best practices with one another through periodic group meetings attended by top management and other key personnel. We utilize our wide-area network and management information systems to benchmark financial and operational data, and share such information across our printing businesses to help the management teams identify and respond to changes in operating trends.

Leadership Development—Our highly successful program to recruit, train and develop recent college graduates as printing sales and management professionals is an integral component of our growth strategy. Participants in our Leadership Development Program follow a curriculum that provides them with technical industry knowledge, coupled with general business and managerial training and our best practices. Our Leadership Development Program is unique to the industry, and we believe it is a key factor in our ability to provide a high degree of quality customer service, as well as provide a pool of talent for future management positions at our printing businesses. As of April 30, 2005 we had 187 employees who were current participants in or graduates of this program, ten of whom serve as the president of the printing business where they are employed.

Printing Operations

We currently operate 70 printing businesses in 25 states, with each business operated as a wholly-owned subsidiary of our Company. We produce high-quality, custom-designed printed materials for a large base of customers in a broad cross-section of industries, the majority of which are located in the markets our printing businesses serve. In addition to providing a full range of prepress, printing and finishing services, our printing businesses offer fulfillment and mailing services, as well as e-commerce software solutions and other print-related, value-added services.

Commercial Printing Services

In general, commercial printing includes developing printable content through electronic prepress services, reproducing images on paper using printing presses and providing comprehensive finishing and delivery services. We maintain flexible production schedules in order to react swiftly to our customers’ requirements. Many printing projects require fast turnaround times, from conception through delivery, and our printing businesses must maintain physical plant and customer service staff as necessary to maximize workloads when called upon to do so. Consequently, our printing businesses do not generally operate at full capacity.

Our electronic prepress services include all of the steps necessary to prepare media (photographs, artwork, and typed copy) for printing. This process involves converting the media into digital images, separating digital color images into process colors,  and preparing a proof for customer approval. Most of our printing businesses produce printing plates using “computer-to-plate” technology, whereby digitized text, graphic images and line art are transferred directly from digital files onto printing plates. In addition, our printing businesses have adopted recent advances in technology that enable delivery of a high-quality proof for customer approval electronically via the Internet, eliminating the cost of producing and delivering a proof, or multiple rounds of proofs, in hard copy format. Computer-to-plate and remote proofing technology reduces costs, shortens turnaround time and improves product quality. We continually evaluate our existing electronic prepress capabilities and closely monitor the development of newer technology that may be used to increase productivity and improve quality to better serve our customers.

We primarily use offset lithography to reproduce images on paper, which is the process that provides the highest quality, lowest cost printed materials for most run lengths. Short and medium-run commercial projects are generally printed on sheetfed presses, while longer-run projects are typically printed on web presses.

Our printing businesses primarily use sheetfed printing presses, which are generally capable of printing up to 16 pages of letter-sized finished product on a 28 by 40 inch sheet of paper with eight pages on each side (known as a 16-page “signature”). Currently our printing businesses operate a total of 312 sheetfed presses capable of simultaneously printing from one to eight colors and are capable of running at speeds of up to 15,000 impressions an hour. We have 17 printing businesses which also operate half-size and/or full-size web presses which print on a continuous roll of paper and print up to 32-page signatures on both sides of the paper at speeds of up to 50,000 impressions an hour. Certain web presses are also capable of folding, gluing or perforating a printed product. Additionally, we have 27 printing businesses that utilize a number of digital presses that can simultaneously print from one to four colors and are typically used to handle short-run, fast-turnaround projects, including the production of documents with variable data requirements. Recent developments in digital printing technology have expanded the capabilities and improved the quality of services that can be offered with digital printing technology. In anticipation of growing customer demand for these services, we announced an agreement in April 2004 with Xerox Corporation (“Xerox”) providing for Xerox to be the exclusive provider of digital color printing technology to our printing businesses and to provide marketing and business development resources to us in introducing digital printing solutions to our current and prospective customers.

Our finishing services include cutting, folding, binding and other operations necessary to finish the printed product according to customer specifications. Many of our printing businesses also offer specialty finishing capabilities, such as die-cutting, embossing, and foil stamping.

Print-related Services

By offering innovative print-related capabilities and e-commerce solutions that respond to the needs of our customers, we believe that our Company has a competitive advantage that will help us generate additional sales. We provide a variety of fulfillment services, which primarily include assembling, packaging, storing, and distributing printed promotional, educational, and training documents and materials on behalf of our customers. Many corporations utilize our fulfillment capabilities to help manage their inventories of printed materials, as well as to provide “just in time” assembly and delivery of printed materials to end users. Orders for fulfillment services are frequently received via proprietary, Internet-based print procurement and inventory management systems maintained by our printing businesses, as discussed below. Additionally, we provide mailing services for large quantities of printed materials distributed to end-users, a service that is ideal for direct mail and promotional pieces. We also offer a number of options for sorting, packaging, inkjet labeling and shipping of printed materials.

Utilizing our expertise in digital technology, we offer print-related e-commerce solutions that enable our customers to streamline their print procurement process and improve their ability to manage the printed materials they order. Most of these
e-commerce solutions are Internet-based, and like the printed materials we produce, are customized to the specific needs of our customers. For marketing purposes, we refer to these e-commerce capabilities using the “CGXSolutions” trademark. The key
e-commerce capabilities we offer include:

•                                          On-line Print Procurement - Our on-line print procurement solution allows our customers to order printed materials, have them shipped anywhere in the world and capture transactions in easy-to-read reports.  Customers save time with on-line typesetting and proofing. They also reduce inefficiencies through standardized pricing, delivery standards and ordering procedures. Importantly, this solution also provides increased control of print purchases.

•                                          Digital Asset Management - Our digital asset library preserves our customers’ electronic assets such as photos, logos and documents that are expensive to create and may be impossible to replace.  Customers can then retrieve and share their electronic assets from any Web browser.  Customers can manage thousands of files over the Internet, reuse valuable graphics and foster collaboration between groups in a secure environment.

Other e-commerce and electronic media services we offer include Internet services such as designing websites and programming interactive tools, CD-ROM development and production, foreign language translation services in over 100 different languages, composition and typesetting,  and database management for customer-retention programs.

A dedicated CGXSolutions sales support team and project managers assist our printing businesses in identifying prospective customers and marketing our suite of CGXSolutions capabilities and services. We maintain CGXSolutions staff to design and develop customized solutions as needed in response to the specific needs of each customer. We also utilize support staff at each of our printing businesses who are trained and able to serve our customers’ needs related to our CGXSolutions capabilities and services.

Sales and Marketing

The substantial majority of our sales are generated by individual orders through commissioned sales personnel. As of April 30, 2005 we employed 635 sales professionals, all of whom are knowledgeable about the commercial printing industry and the capabilities of our printing businesses. In addition to soliciting business from existing and prospective customers, our sales personnel act as liaisons between customers and our production departments and also provide technical advice and assistance to customers throughout the printing process.

Commercial printing requires a substantial amount of interaction with customers, including personal sales calls, reviews of color proofs and “press checks” (customer approval of a printed document while it is being printed). Our sales professionals and customer service personnel maintain strict control of the printing process for every job we produce as it moves through our scheduling, prepress, printing, and finishing operations.

Our primary marketing focus is on responding rapidly to customer requirements and producing high-quality printed materials at competitive prices. Rapid responsiveness is essential because of the short lead time on most commercial printing projects. Our printing operations are designed to maintain maximum flexibility to meet customer needs, both on scheduled and emergency bases. Each of our printing businesses generally seek projects that they believe will best utilize their respective equipment and expertise; however, they have access to and are encouraged to offer their customers the broad range of capabilities we have throughout our organization.

We also actively pursue opportunities to establish sole-source, multi-year printing relationships with large corporations seeking to leverage their print spending and limit their number of commercial print providers. We refer to these customers as “national accounts” and aggregate sales to these customers as “national sales.” To better position ourselves to capitalize on future national account opportunities as well as to provide more sales training and support to our printing businesses, our organization includes an executive level team of 7 sales and marketing professionals who play a key support role to the efforts of our locations to identify and develop national account opportunities. In fiscal 2005, our national sales grew by 22% and represented 6% of our total sales. We expect national accounts to be an increasing contributor to our sales growth.

Customers

Our diverse customer base includes both national and local corporations operating in a wide range of industries, as well as mutual fund companies, advertising agencies, graphic design firms, catalog retailers and direct mail distributors. During fiscal 2005, we served over 19,000 customers, and our top ten customers accounted for approximately 9% of total sales, none of whom represented more than 2% individually. We believe that our large and diverse customer base, broad geographic coverage of the United States and extensive range of printing and print-related capabilities may reduce somewhat our exposure to economic slowdowns that may generally affect any particular industry or any particular region of the country. However, because we typically produce a large number of advertising and marketing materials for our customers, to the extent that advertising and marketing spending is reduced during an economic downturn, our consolidated financial condition or results of operations may be adversely affected.

Our customers generally place orders for individual printing projects and are not contractually obligated to purchase additional printing services from us. Consequently our continued engagement to provide additional commercial printing services largely depends upon, among other things, the customer’s satisfaction with the quality of services we provide. Although we do not depend on any one customer, group of customers or type of customer, our sales to many of our largest customers may fluctuate from year to year depending upon the number, size and complexity of projects they initiate and award to us.

Suppliers

We purchase raw materials used in the commercial printing process (such as paper, prepress supplies, ink, and boxes) from a number of national and local suppliers. We are not materially dependent on any one supplier and the raw materials we utilize are generally readily available. We use a two-tiered approach to purchasing in order to maximize the economies associated with our size, while maintaining the local efficiencies and time sensitivity required to meet customer demands. We negotiate master purchasing arrangements centrally with major suppliers and manufacturers to obtain better pricing, and then communicate the terms of these arrangements to our individual printing businesses. Each printing business orders goods and services through our national vendors as needed based on the terms set forth in our national purchasing agreements or, when appropriate, make local purchases. We continually monitor market conditions and product developments, as well as regularly review the contractual terms of our national purchasing agreements, to take advantage of our increasing buying power and to maximize the benefits associated with these agreements. None of our supplier contracts obligate us to minimum purchase requirements that would result in our having to purchase excessive quantities of goods or incur a financial penalty.

We incur significant costs to purchase paper used in the printing process. However, fluctuation in paper pricing generally does not materially impact our operating margins because we typically quote, and subsequently purchase, paper for each specific printing job we are awarded. As a result, any changes in paper pricing are effectively passed through to customers by our printing businesses.  The majority of our paper supply is distributed through merchant distributors. There are a relatively few number of merchants that are considered national in scope, with numerous regional organizations that serve one or more of our printing businesses. We have negotiated national purchasing agreements with certain mills, which produce paper, and certain merchants, who distribute the paper produced by the mills. These agreements typically provide for volume-related discounts and additional periodic rebates based on the total amount of purchases made by our printing businesses from each mill and/or merchant.

We also purchase a large quantity of prepress supplies, consisting mainly of plates and proofing materials. There are a limited number of key manufacturers of these materials, and we generally purchase prepress supplies from either national or regional distributors. We have obtained volume-related discounts and incentive arrangements from these manufacturers and receive periodic rebates based on the total amount of prepress supplies we purchase through these distributors.

Employees

As of April 30, 2005, we had 5,324 employees throughout our organization. Of this total, approximately 400 were employed subject to the terms of various collective bargaining agreements. We believe that our relations with our employees are generally satisfactory.

Executive Officers

Joe R. Davis has been the Chief Executive Officer and Chairman of the Board of Directors since he founded our Company in 1985. Prior to forming CGX, Mr. Davis was a Vice President for a division of International Paper Company. He also previously served as a partner of a national public accounting firm. Mr. Davis is 62 years old.

G. Christopher Colville has been Executive Vice President, Chief Financial and Accounting Officer and Secretary since March 2002. From October 2000 to February 2002, Mr. Colville was Managing Director at Murphy Noell Capital, LLC, an investment banking firm. Mr. Colville had held various executive positions with CGX between 1994 and September 2000, including Executive Vice President—Mergers and Acquisitions, Chief Financial Officer and Secretary. Mr. Colville is a certified public accountant and is 47 years old.

Government Regulation and Environmental Matters

Our printing businesses are subject to the environmental laws and regulations of the United States and the applicable state and local laws and regulations concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. The commercial printing process generates substantial quantities of inks, solvents and other waste products requiring disposal under the numerous federal, state and local laws and regulations relating to the environment. Our printing businesses typically recycle waste paper and contract for the removal of waste products. We believe our Company is in material compliance with all applicable air quality, waste disposal and other environmental-related rules and regulations, as well as with other general employee health and safety laws and regulations. We do not anticipate any material future capital expenditures for environmental control facilities. There can be no assurance, however, that future changes in environmental laws and regulations will not have a material effect on our consolidated financial condition or results of operations.

Item 2. Properties

As of April 30, 2005, our principal facilities consisted primarily of printing facilities totaling approximately 4.2 million square feet that contain production, storage and office space, of which approximately 1.5 million square feet is owned and approximately 2.7 million square feet is leased. Certain of the leased facilities, totaling approximately 255,000 square feet, are leased from former owners and current employees of four of our printing businesses. All other leases are with unaffiliated third parties. We also lease approximately 25,000 square feet of office space in Houston from an unaffiliated third party for our corporate headquarters. We believe our facilities are generally suitable for their present and intended purposes and are adequate for our current level of operations.

Item 3. Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We maintain insurance coverage against certain potential claims in an amount that we believe to be adequate. Currently, we are not aware of any legal proceedings or claims pending against the Company that our management believes will have a material adverse effect on our consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “CGX.” The following table presents the quarterly high and low sales prices for our common stock for each of the last two fiscal years:

Fiscal 2005—Quarter Ended:	High	Low

June 30, 2004	44.75	36.70
September 30, 2004	44.50	38.55
December 31, 2004	47.90	39.75
March 31, 2005	53.25	40.66

Fiscal 2004—Quarter Ended:	High	Low

June 30, 2003	22.88	16.81
September 30, 2003	27.70	21.34
December 31, 2003	33.65	24.73
March 31, 2004	39.20	31.55

As of April 30, 2005, there were 104 shareholders of record representing approximately 3,000 beneficial owners.

The Company did not purchase any shares of its common stock during fiscal 2005 or 2004.

We have not previously paid any cash dividends on our common stock. We presently intend to retain all of our earnings to finance the continuing development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of cash dividends will depend upon the financial condition, capital requirements and earnings of our Company, as well as other factors our Board of Directors may deem relevant. In addition, our primary bank credit facility contains restrictions that limit our ability to pay dividends above certain levels.

The only equity compensation plan we maintain is the Consolidated Graphics, Inc. Long-Term Incentive Plan, as amended (the “Plan”), which has been approved by our shareholders. Under this Plan, employees of our Company and certain non-employee members of our Board of Directors have been, or may be, granted options to purchase shares of our common stock at a price not less than the market price of the stock at the date of grant. As of March 31, 2005, there were 1,700,786 shares of common stock issuable upon exercise of options outstanding under the Plan at a weighted-average exercise price of $27.93, and a total of 751,730 shares of our common stock were reserved for issuance pursuant to options which had not yet been granted.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements of our Company and the notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

	Year Ended March 31
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Income Statement Data
Sales	$779,016	$708,060	$710,279	$643,948	$683,396
Cost of sales	586,615	540,080	540,586	477,147	494,158
Gross profit	192,401	167,980	169,693	166,801	189,238
Selling expenses	81,456	76,189	78,008	69,091	70,070
General and administrative expenses	54,116	51,887	52,252	54,766	54,595
Goodwill impairment(1)	—	—	38,033	—	—
Special charge(2)	—	—	—	—	6,440
Operating income	56,829	39,904	1,400	42,944	58,133
Interest expense, net	5,107	7,216	10,055	15,144	20,858
Income (loss) before income taxes and accounting change	51,722	32,688	(8,655)	27,800	37,275
Income taxes	19,000	12,691	4,284	11,120	15,164
Income (loss) before accounting change	32,722	19,997	(12,939)	16,680	22,111
Cumulative effect of accounting change, net of tax(3)	—	—	74,376	—	—
Net income (loss)	$32,722	$19,997	$(87,315)	$16,680	$22,111

Earnings (loss) per share—
Basic	$2.40	$1.49	$(6.58)	$1.27	$1.68
Diluted	$2.31	$1.44	$(6.58)	$1.25	$1.68

	March 31
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data
Working capital	$64,225	$47,488	$53,747	$85,036	$79,488
Property and equipment, net	297,600	272,801	278,134	293,831	299,871
Total assets	590,229	526,209	512,583	676,733	674,667
Long-term debt, net of current portion	111,895	98,265	143,167	213,860	246,729
Total shareholders’ equity	283,332	245,612	221,223	306,598	287,534

(1)                                  Reflects the impairment of goodwill value as of March 31, 2003 under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

(2)                                  Relates to costs and impairment charges primarily associated with combining the operations of three small, under-performing printing businesses into nearby facilities and exiting a portion of our business at a fourth printing business. This special charge reduced net income by $4,117 net of tax.

(3)                                  Reflects a transitional impairment charge pursuant to our adoption of SFAS No. 142 as of April 1, 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking information. Readers are cautioned that such information involves known and unknown risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur beyond our control, which may limit our ability to maintain or improve our operating results or financial condition or acquire additional printing businesses. Our expectations regarding future sales and profitability assume, among other things, stability in the economy and reasonable growth in the demand for our products, the continued availability of raw materials at affordable prices and retention of our key management and operating personnel. In addition, our expectations regarding future acquisitions assume, among other things, our ability to identify new acquisition opportunities and our ability to negotiate and finance such acquisitions on acceptable terms, as well as the ability to successfully absorb and manage such acquisitions. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and there can be no assurance that any or all of the assumptions underlying the forward-looking statements will prove to be accurate. The inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We expressly disclaim any duty to provide updates to these forward-looking statements, assumptions or other factors after the date this Form 10-K was filed to reflect the occurrence of events or changes in circumstances or expectations.

Overview

Our Company is a leading national provider of commercial printing services with 70 printing facilities in 25 states and is recognized as the largest sheetfed and half-web commercial printing company in the United States. We are focused on adding value to our printing businesses by providing the financial and operational strengths, management support and technological advantages associated with a national organization. Our strategy currently includes the following initiatives to generate sales and profit growth:

•                                          Internal Sales Growth—We seek to use our competitive advantages to expand market share. We continue to pursue additional experienced sales professionals, invest in new equipment and technology, expand our national accounts program and develop new and expanded print-related services.

•                                          Disciplined Acquisition Program—We selectively pursue opportunities to acquire additional printing businesses at reasonable prices. Some of these acquisitions may include smaller and/or distressed printing businesses for merger into one of our existing businesses.

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

Our sales are derived from commercial printing services. These services consist of (i) traditional print services, including electronic prepress, printing, finishing, storage and delivery of high-quality printed documents which are custom manufactured to our customers’ design specifications; (ii) fulfillment and mailing services for such printed materials, and (iii) e-commerce solutions that enable our customers to improve their processes over the procurement and management of printed materials. Examples of the types of documents we print for our customers include high-quality, multi-color marketing materials, product and capability brochures, point-of-purchase displays, direct mail pieces, shareholder communications, catalogs and training manuals.

The substantial majority of our sales are generated by individual orders through commissioned sales personnel. We recognize revenue from these orders when we deliver the ordered goods and services. To a large extent, continued engagement of our Company by our customers for successive business opportunities depends upon the customers’ satisfaction with the quality of services we provide. As such, it is difficult for us to predict the number, size, and profitability of printing services that we expect to provide for more than a few weeks in advance.

Our cost of sales mainly consists of raw materials consumed in the printing process, as well as labor and outside services, such as delivery costs. Paper cost is the most significant component of our materials cost; however, fluctuation in paper pricing generally does not materially impact our operating margins because we typically quote, and subsequently purchase, paper for each specific printing job we are awarded. As a result, any changes in paper pricing are effectively passed through to customers by our printing businesses. Additionally, our cost of sales includes salary and benefits paid to operating personnel, maintenance, repair, rental and insurance costs associated with operating our facilities and equipment and depreciation charges.

Our selling expenses generally include the compensation paid to our sales professionals, along with promotional, travel and entertainment costs. Our general and administrative expenses generally include the salary and benefits paid to support personnel at our printing businesses and our corporate staff, as well as office rent, utilities and communications expenses, and various professional services.

Results of Operations

The following table sets forth our Company’s historical consolidated income statements and certain percentage relationships for the periods indicated:

	Year Ended March 31			As a Percentage of Sales Year Ended March 31
	2005	2004	2003	2005	2004	2003
	(In millions)

Sales	$779.0	$708.1	$710.3	100.0%	100.0%	100.0%
Cost of sales	586.6	540.1	540.6	75.3	76.3	76.1
Gross profit	192.4	168.0	169.7	24.7	23.7	23.9
Selling expenses	81.5	76.2	78.0	10.5	10.8	11.0
General and administrative expenses	54.1	51.9	52.3	6.9	7.3	7.4
Goodwill impairment	—	—	38.0	—	—	5.3
Operating income	56.8	39.9	1.4	7.3	5.6	0.2
Interest expense, net	5.1	7.2	10.0	0.7	1.0	1.4
Income (loss) before taxes	51.7	32.7	(8.6)	6.6	4.6	(1.2)
Income taxes	19.0	12.7	4.3	2.4	1.8	0.6
Income (loss) before accounting change	$32.7	$20.0	$(12.9)	4.2%	2.8%	(1.8)%

Our sales and expenses during the periods shown were impacted by the acquisition of eight printing businesses in fiscal 2005, six printing businesses in fiscal 2004 and two printing businesses in fiscal 2003. Because each acquisition was accounted for using the purchase method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. Accordingly, acquisitions affect our financial results in any one year compared to the prior year by the full-year impact of prior year acquisitions (as compared to the partial impact in the prior year) and the partial-year impact of current year acquisitions, and is referred to below as “incremental contribution from acquisitions.”

Analysis of Consolidated Income Statements for Fiscal 2005 as Compared to Fiscal 2004

Sales for fiscal 2005 increased $70.9 million, or 10%, to $779.0 million from $708.1 million in fiscal 2004. The $70.9 million revenue increase is attributable to $22.6 million from the incremental contribution from acquisitions and $48.3 million of internal sales growth. The $48.3 million of internal sales growth equates to a 6.8% year-over-year internal growth rate. Approximately one-third of the internal sales growth was attributable to election-related printing, which recurs generally on a bi-annual basis. Excluding election-related printing, internal sales growth for the year was 4.3%, which includes growth in national sales of $8.8 million or 22%. As a whole, national sales accounted for 6% of revenue in both 2005 and 2004. The remainder of our 2005 internal growth is attributable to incremental cross-selling activities among our locations, as well as improved economic and industry conditions, in our opinion based on general and anecdotal information available to us.

Gross profit increased by $24.4 million in fiscal 2005 to $192.4 million and gross profit margin for fiscal 2005 increased to 24.7% from 23.7% in fiscal 2004. Approximately $16.8 million of the increase is attributable to the increased sales levels discussed above, including the incremental contribution from acquisitions. The remaining increase in gross profit of $7.6 million is attributable to margin leverage achieved primarily as a result of improved industry conditions.

Selling expenses for fiscal 2005 increased 7% to $81.5 million from $76.2 million in fiscal 2004. The increase is directly attributable to the increased sales levels noted above. As a percentage of sales, selling expenses for fiscal 2005 decreased slightly to 10.5% from 10.8% in fiscal 2004, primarily because the generation of the incremental election-related revenue discussed above generally does not result in the same level of sales expense as does the generation of other revenues.

General and administrative expenses for fiscal 2005 increased to $54.1 million from $51.9 million in fiscal 2004, due principally to the incremental contribution from acquisitions. In fiscal 2005, our internal sales growth (including the bi-annual impact of election related printing) combined with continuing efforts to control costs enabled us to gain additional leverage on our sales, resulting in a decrease in our general and administrative expenses as a percentage of sales to 6.9% from 7.3% in fiscal 2004.

Net interest expense for fiscal 2005 decreased 29% to $5.1 million from $7.2 million in fiscal 2004. Interest expense for fiscal 2004 includes a $.4 million charge to write-off certain deferred financing costs, as required by generally accepted accounting principles in connection with an amendment to our bank credit facility in November 2003. (See Liquidity and Capital Resources—Debt Obligations). The remaining decrease in interest expense is principally due to the application of our cash flow from operations in excess of our cash needs for capital expenditures and acquisitions to reduce the aggregate borrowings outstanding under our various bank credit facilities and other long-term debt obligations throughout most of the year.

We provided for income taxes of $19.0 million for fiscal 2005, as compared to $12.7 million in fiscal 2004, reflecting an effective tax rate of 36.7% as compared to an effective tax rate of 38.8% in fiscal 2004. Due to the increase in pretax earnings, non-deductible expenses were a smaller percentage of pretax earnings, thus lowering our effective tax rate.

Analysis of Consolidated Income Statements for Fiscal 2004 as Compared to Fiscal 2003

Sales for fiscal 2004 decreased $2.2 million, or .3%, to $708.1 million from $710.3 million in fiscal 2003. The decline in revenues was primarily attributable to comparatively weaker industry conditions versus the same period in the prior year. A sustained adverse effect on the commercial printing industry occurred as a result of the Iraq conflict and the prolonged period of weakness in the U.S. economy. Incremental contribution from acquisitions totaled $18.1 million, substantially offsetting the sales decline attributable to weaker industry conditions.

Gross profit declined by $1.7 million in fiscal 2004 to $168.0 million as a result of the sales decline noted above. Gross profit margin for fiscal 2004 declined slightly to 23.7% from 23.9% in fiscal 2003, reflecting the comparatively weaker industry conditions experienced in 2004.

Selling expenses for fiscal 2004 decreased 2% to $76.2 million from $78.0 million in fiscal 2003. The decline was directly attributable to the reduced sales levels noted above. As a percentage of sales, selling expenses for fiscal 2004 decreased slightly to 10.8% from 11.0% in fiscal 2003, primarily as a result of lower sales, recruiting and hiring expenses as compared to 2003.

General and administrative expenses for fiscal 2004 decreased slightly to $51.9 million from $52.3 million in fiscal 2003. As a percentage of sales, general and administrative expenses for fiscal 2004 declined to 7.3% from 7.4% in fiscal 2003. Generally, our fixed administrative cost structure remained relatively constant.

Net interest expense for fiscal 2004 decreased 28% to $7.2 million from $10.0 million in fiscal 2003. Interest expense for fiscal 2004 included a $.4 million charge to write-off certain deferred financing costs, as discussed above. The overall decrease in interest expense was primarily due to the application of our cash flow from operations to reduce the aggregate borrowings outstanding under our various bank credit facilities.

We provided for income taxes of $12.7 million for fiscal 2004, as compared to $4.3 million in fiscal 2003, reflecting an effective tax rate of 38.8% as compared to an effective tax rate of 38.0% in fiscal 2003.

Liquidity and Capital Resources

Sources and Uses of Cash

Our historical sources of cash have primarily been cash provided by operations or borrowings under our various bank credit facilities. Our historical uses of cash have been for acquisitions of printing businesses, capital expenditures, and payment of principal and interest on outstanding debt obligations. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our consolidated statements of cash flows and the notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

	Year Ended March 31
	2005	2004	2003
	(In millions)

Net cash provided by operating activities	$75.2	$79.3	$95.4
Acquisitions of businesses	(49.0)	(11.4)	(6.2)
Capital expenditures, net of proceeds from asset dispositions	(13.8)	(10.0)	(14.4)
Net proceeds (payments) under bank credit facilities	34.6	(53.5)	(60.2)
Net payments on term equipment notes and other debt	(53.2)	(6.3)	(15.7)

Additionally, our cash position, working capital and debt obligations as of March 31, 2005, 2004 and 2003 are shown below and should be read in conjunction with our consolidated balance sheets and the notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

	March 31
	2005	2004	2003
	(In millions)

Cash and cash equivalents	$7.8	$10.5	$9.6
Working capital, inclusive of cash and cash equivalents	64.2	47.5	53.7
Total debt obligations	119.5	111.5	163.8

Net cash provided by operating activities declined 5% for fiscal 2005 compared to fiscal 2004, and 17% for fiscal 2004 compared to fiscal 2003, primarily due to the cash flow benefits generated from a reduction in working capital resulting from implementation of tighter working capital management practices. In 2005, we used our cash flow from operations primarily for acquisitions ($49.0 million) and capital expenditures ($13.8 million), with the remaining portion used to reduce previously outstanding indebtedness. Total debt obligations increased by $8.0 million in 2005 as the debt we assumed in connection with certain of our acquisitions and the procurement of certain property and equipment offset the reductions in our debt obligations from application of excess cash flow. In 2004, we strengthened our financial position by primarily using available cash flow to reduce the amount of our outstanding debt.

We believe that our cash flow provided by operations will be adequate to cover our fiscal 2006 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or the issuance of additional term notes.

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

In May 2004, our Board of Directors approved a common stock share repurchase program, providing for the repurchase of up to one million shares of our stock in open-market or block purchase transactions. We expect to fund any repurchases under the program through cash flow provided by operations or additional borrowings under our primary bank credit facility. The amount and timing of any purchases will depend upon a number of factors, including the Company’s liquidity and potential alternative uses of our capital resources, the price and availability of our shares, general market conditions and certain repurchase restrictions in our primary bank credit facility, which limit us to repurchases not to exceed $75.0 million in the aggregate. As of April 30, 2005, we have not repurchased any shares of stock under this program. There can be no assurance that we will determine to repurchase any of our common stock, and if so, whether we will be able to do so on terms acceptable to us.

Debt Obligations

Our primary bank credit facility (as amended and restated, the “Credit Agreement”) is composed of a $150.0 million revolving credit facility that will mature in July 2007. At March 31, 2005, borrowings outstanding under the Credit Agreement were $65.0 million and accrued interest at a weighted average rate of 4.81%.

The proceeds from borrowings under the Credit Agreement can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to ..75%. We are also required to pay an annual commitment fee ranging from .275% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At March 31, 2005, the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .275%.

We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at March 31, 2005. In the event that we were unable to remain in compliance with these covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be re-classified as a current liability. In the event that we were to be unable to obtain a waiver, re-negotiate or re-finance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would be the result. Based on our view of current market and business conditions and our expectations regarding our future operating results and cash flows, we believe that we will be able to remain in compliance with these covenants and financial tests in the foreseeable future.

In addition to the Credit Agreement, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million. One such facility expires in November 2005 and the other such facility expires in November 2006. At March 31, 2005, borrowings outstanding under the Auxiliary Bank Facilities totaled $5.2 million and accrued interest at a weighted average rate of 4.19%. Because we currently have the ability to refinance the borrowings outstanding under the Auxiliary Bank Facility expiring in November 2005 and plan to do so, such borrowings are classified as long-term debt in our consolidated balance sheet at March 31, 2005.  The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.

Our term equipment notes consist primarily of notes payable pursuant to financing agreements between us and various lenders (the “Lender Notes”) and between us and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At March 31, 2005, outstanding borrowings under the Lender Notes totaled $17.2 million and accrued interest at a weighted average rate of 4.74%. The Lender Notes provide for fixed monthly principal payments plus interest (at fixed rates) for defined periods of up to seven years from the date of issuance, and are secured by certain equipment of the Company. At March 31, 2005, outstanding borrowings under the Equipment Notes totaled $13.4 million and accrued interest at a weighted average rate of 5.93%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by equipment which was concurrently purchased from the manufacturer. At March 31, 2005, the remaining balance of term equipment notes totaling $1.7 million primarily consist of various secured debt obligations assumed by us in connection with certain prior year acquisitions. We are not subject to any significant financial covenants in connection with any of the term equipment notes. The Credit Agreement places certain limitations on the amount of additional term note obligations we may incur in the future; however, we do not anticipate that these limitations will restrict our ability to make any of our planned 2006 capital expenditures.

During the year ended March 31, 2005, we retired $41.1 million of Lender Notes with borrowings from the Credit Agreement. The purpose of retiring these notes was to utilize available capacity under the Credit Agreement to effect an overall reduction in our interest costs. No financial penalties were incurred in connection with the retirement of these obligations.

Our other debt obligations consist of a mortgage of $5.0 million, a promissory note totaling $2.7 million, industrial revenue bonds totaling $8.1 million and various other debt obligations totaling $1.2 million. We do not have any significant financial covenants or restrictions associated with these other debt obligations.

Contractual Obligations and Other Commitments

The maturity of contractual obligations by fiscal year are as follows (in millions):

	Total	2006		2007	2008	2009	2010	Thereafter

Debt obligations	$119.5	$9.9	(1)	$11.0	$72.7	$6.4	$8.8	$10.7
Operating lease obligations	63.5	16.1		13.4	10.8	7.5	5.4	10.3

(1)          As the Company has both the ability and intent to refinance the $2.3 million outstanding at March 31, 2005 under the Auxiliary Bank Facility that is due to expire in November 2005, such borrowings are classified as long-term debt in our consolidated balance sheet at March 31, 2005, but for purposes of this table are included as a current debt obligation for 2006.

Operating leases—We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business.

Letters of credit—In connection with our assumption of obligations under outstanding industrial revenue bonds related to certain prior year acquisitions of printing businesses, which are reflected as debt in the accompanying consolidated financial statements, we had four letters of credit outstanding as of March 31, 2005 for a combined total of $8.4 million. These letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in July 2007, and we may be required to obtain replacement letters of credit at that time.

Insurance programs — We maintain third-party insurance coverage in amounts and against risks we believe are reasonable under our circumstances. We are self-insured against most workers’ compensation claims and for a significant component of our group health insurance programs. For these exposures, we accrue expected loss amounts which are determined using a combination of our historical loss experience and subjective assessment of our future loss exposure, together with advice provided by administrators and consulting actuaries. The estimates of expected loss amounts are subject to uncertainties arising from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions, which could result in an increase or decrease in accrued costs in future periods for claim matters which occurred in a prior period. Although we believe that the accrued estimated loss amounts are reasonable under the circumstances, significant differences related to the items noted above could materially affect our risk exposure, insurance obligations, and future expense.

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

Receivables, net of valuation allowance – Accounts receivable at March 31, 2005 were $136.8 million, net of a $2.5 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by contraction in the economy or other factors beyond our control. Changes in our estimates of collectibility could have a material adverse affect on our consolidated financial condition or results of operations.

Goodwill – We evaluate the carrying value of our goodwill as of March 31st of each year, or at any time that management becomes aware of an indication of impairment. Our evaluation is based on certain data estimated by management to be indicators of future cash flows at each of our facilities. Estimating future cash flows requires judgments regarding future economic conditions, demand for services and pricing. Our evaluation also makes use of estimates of market multiples of cash flow at which transactions could be completed in the current market. If our estimates of future cash flows or market multiples prove to be inaccurate, an impairment charge could be necessary in future periods.

Impairment of long-lived assets – We evaluate long-lived assets, including property, plant and equipment and intangible assets other than goodwill whenever events or changes in conditions indicate that the carrying value may not be recoverable. The evaluation requires us to estimate future undiscounted cash flows associated with an asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, then an impairment may exist. Estimating future cash flows requires judgments regarding future economic conditions, demand for services and pricing. Although we believe our estimates are reasonable, significant differences in the actual performance of the asset or group of assets may materially affect our asset values and require an impairment charge in future periods.

Insurance liabilities – We are self-insured for the majority of our workers’ compensation and group health insurance costs. Insurance claims liabilities have been accrued using a combination of our historical loss experience and subjective assessment of our future loss exposure, together with advice provided by administrators and consulting actuaries. The estimates of expected loss amounts are subject to uncertainties arising from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions, which could result in an increase or decrease in accrued costs in future periods for claim matters which occurred in a prior period.

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

New Accounting Pronouncements

SFAS No. 151, Inventory Costs, was issued in November 2004 and amends Chapter 4 of Accounting Research Bulletin (“ARB”) No. 43. SFAS No. 151 is required to be applied to all inventory costs occurring in fiscal years beginning after June 15, 2005. The Company has yet to determine the impact that its expected April 1, 2006 adoption of SFAS No. 151 will have on the Company’s consolidated financial condition or results of operations.

SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, was issued in December 2004 and amends SFAS No. 66 and No. 67. SFAS No. 153 is required to be applied to all real estate time-sharing transactions occurring in fiscal years beginning after June 15, 2005. The Company’s expected April 1, 2006 adoption of SFAS No. 152 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

SFAS No. 153, Exchanges of Nonmonetary Assets, was issued in December 2004 and amends Accounting Principles Board (“APB”) Opinion No. 29. SFAS No. 153 is required to be applied to all nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s expected July 1, 2005 adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

SFAS No. 123(R), Share-Based Payment, was issued in December 2004 and replaces SFAS No. 123, and supercedes APB Opinion No. 25. SFAS No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in our consolidated financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides services in exchange for the award.  SFAS No. 123(R) becomes effective for the Company at the beginning of fiscal 2007. The Company expects that the impact of adopting the SFAS No. 123(R) will be materially consistent with the pro forma expense, adjusted for future vesting occurrences, grants, cancellations, and exercises of stock options, that has been previously disclosed in accordance with SFAS No. 123.

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3.  SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005.   The Company’s expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments that could expose our Company to market risk. However, we are exposed to market risk for changes in interest rates related primarily to our debt obligations, which as of March 31, 2005 include borrowings under our bank credit facilities totaling $70.2 million, various term equipment notes totaling $32.3 million and other debt obligations totaling $17.0 million.  A 1% increase in the interest rate on our fixed and variable rate debt would change our interest expense by approximately $1.2 million on an annual basis. The following table sets forth the average interest rate for the scheduled maturities of our debt obligations as of March 31, 2005 ($ in millions):

	2006	2007	2008	2009	2010	Thereafter	Total	Estimated Fair Value At March 31, 2005
Fixed Rate Debt:
Amount	$5.9	$6.4	$5.9	$5.5	$7.9	$6.8	$38.4	$34.0
Average interest rate	5.35%	5.58%	5.21%	5.05%	3.26%	5.39%	4.76%
Variable Rate Debt:
Amount	$4.0 (1)	$4.6	$66.8	$0.9	$0.9	$3.9	$81.1	$81.1
Average interest rate	3.75%	3.51%	4.76%	2.53%	2.36%	2.44%	4.48%

(1)                       As the Company has both the ability and intent to refinance the $2.3 million outstanding at March 31, 2005 under the Auxiliary Bank Facility, which is variable rate debt and is due to expire in November 2005, such borrowings are classified as long-term debt in our consolidated balance sheet at March 31, 2005, but for purposes of this table are included as a current debt obligation for 2006.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f) or 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The scope of management’s assessment of the effectiveness of our internal control over financial reporting includes the Company’s consolidated subsidiaries, except for certain businesses acquired by the Company on March 2, 2005 as permitted by the rules and regulations of the Securities and Exchange Commission.  The Company’s consolidated net sales for the year ended March 31, 2005 were $779.0 million, of which the certain businesses acquired by the Company on March 2, 2005, represented $9.3 million.  The Company’s consolidated total assets as of March 31, 2005 were $590.2 million, of which the certain businesses acquired by the Company on March 2, 2005, represented $64.2 million.

Management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March  31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page 22.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Consolidated Graphics, Inc.:

We have audited the accompanying consolidated balance sheets of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Consolidated Graphics, Inc.’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 9, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
June 9, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Consolidated Graphics, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Consolidated Graphics, Inc. (the “Company”) maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

The Company acquired certain businesses on March 2, 2005, and management excluded from its assessment of the effectiveness of its internal control over financial reporting as of March 31, 2005, the certain businesses’ internal control over financial reporting associated with total assets of $64.2 million, and total revenues of $9.3 million included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended March 31, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the certain businesses.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and its subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2005, and our report dated June 9, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
June 9, 2005

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31
	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,752	$10,472
Accounts receivable, net	136,824	114,658
Inventories	37,149	32,728
Prepaid expenses	5,913	5,874
Deferred income taxes	7,843	6,159
Total current assets	195,481	169,891
PROPERTY AND EQUIPMENT, net	297,600	272,801
GOODWILL, net	85,755	73,658
OTHER ASSETS	11,393	9,859
	$590,229	$526,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$7,595	$13,204
Accounts payable	46,705	41,062
Accrued liabilities	75,143	66,585
Income taxes payable	1,813	1,552
Total current liabilities	131,256	122,403
LONG-TERM DEBT, net of current portion	111,895	98,265
DEFERRED INCOME TAXES	63,746	59,929
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 13,760,042 and 13,573,964 issued and outstanding	138	135
Additional paid-in capital	168,905	163,910
Retained earnings	114,289	81,567
Total shareholders’ equity	283,332	245,612
	$590,229	$526,209

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Year Ended March 31
	2005	2004	2003

SALES	$779,016	$708,060	$710,279
COST OF SALES	586,615	540,080	540,586
Gross profit	192,401	167,980	169,693
SELLING EXPENSES	81,456	76,189	78,008
GENERAL AND ADMINISTRATIVE EXPENSES	54,116	51,887	52,252
GOODWILL IMPAIRMENT	—	—	38,033
Operating income	56,829	39,904	1,400
INTEREST EXPENSE	5,306	7,337	10,231
INTEREST INCOME	(199)	(121)	(176)
Income (loss) before income taxes and accounting change	51,722	32,688	(8,655)
INCOME TAXES	19,000	12,691	4,284
Income (loss) before accounting change	32,722	19,997	(12,939)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax	—	—	74,376
Net income (loss)	$32,722	$19,997	$(87,315)

BEFORE ACCOUNTING CHANGE
Basic earnings (loss) per share	$2.40	$1.49	$(.98)
Diluted earnings (loss) per share	$2.31	$1.44	$(.98)
AFTER ACCOUNTING CHANGE
Basic earnings (loss) per share	$2.40	$1.49	$(6.58)
Diluted earnings (loss) per share	$2.31	$1.44	$(6.58)
SHARES USED TO COMPUTE EARNINGS (LOSS) PER SHARE
Basic	13,649	13,439	13,264
Diluted	14,160	13,896	13,264

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE, March 31, 2002	13,206	$132	$157,581	$148,885	$306,598
Exercise of stock options, including tax benefit	141	1	1,939	—	1,940
Net loss	—	—	—	(87,315)	(87,315)
BALANCE, March 31, 2003	13,347	133	159,520	61,570	221,223
Exercise of stock options, including tax benefit	227	2	4,390	—	4,392
Net income	—	—	—	19,997	19,997
BALANCE, March 31, 2004	13,574	135	163,910	81,567	245,612
Exercise of stock options, including tax benefit	186	3	4,995	—	4,998
Net income	—	—	—	32,722	32,722
BALANCE, March 31, 2005	13,760	$138	$168,905	$114,289	$283,332

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31
	2005	2004	2003

OPERATING ACTIVITIES
Net income (loss)	$32,722	$19,997	$(87,315)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Cumulative effect of accounting change, net of tax	—	—	74,376
Depreciation and amortization	42,063	35,793	37,356
Goodwill impairment	—	—	38,033
Deferred income tax provision	3,957	6,240	4,008
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	(5,024)	(5,160)	18,793
Inventories	37	(3,188)	4,764
Prepaid expenses	1,160	(740)	1,023
Other assets	(695)	2,750	35
Accounts payable and accrued liabilities	(885)	20,938	4,847
Income taxes payable	1,904	2,629	(563)
Net cash provided by operating activities	75,239	79,259	95,357
INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(48,961)	(11,376)	(6,240)
Purchases of property and equipment	(15,566)	(12,336)	(15,478)
Proceeds from asset dispositions	1,811	2,296	1,096
Net cash used in investing activities	(62,716)	(21,416)	(20,622)
FINANCING ACTIVITIES
Proceeds from bank credit facilities	73,862	61,165	13,527
Payments on bank credit facilities	(39,230)	(114,642)	(73,768)
Payments for financing costs on amendment of bank credit facility	—	(480)	—
Proceeds from issuance of term equipment notes	—	6,117	—
Payments on term equipment notes and other debt	(53,230)	(12,439)	(15,748)
Proceeds from exercise of stock options	3,355	3,267	1,940
Net cash used in financing activities	(15,243)	(57,012)	(74,049)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,720)	831	686
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,472	9,641	8,955
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,752	$10,472	$9,641

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

1. BUSINESS

Consolidated Graphics, Inc. (collectively with its consolidated subsidiaries referred to as “the Company”) is a leading national provider of commercial printing services with 70 printing businesses in 25 states and is recognized as the largest sheetfed and half-web commercial printing company in the United States. The Company is focused on adding value to its printing businesses by providing the financial and operational strengths, management support and technological advantages associated with a national organization.

The Company’s printing businesses maintain their own sales, customer service, estimating and planning, prepress, production and accounting departments. The Company’s corporate headquarters staff provides support to its printing businesses in such areas as human resources, purchasing and management information systems. The Company also maintains centralized treasury, risk management, tax and consolidated financial reporting activities.

The Company’s sales are derived from commercial printing services. These services consist of (i) traditional print services, including electronic prepress, printing, finishing, storage and delivery of high-quality printed documents which are custom manufactured to the Company’s customers’ design specifications; (ii) fulfillment and mailing services for such printed materials, and (iii) e-commerce solutions that enable the Company’s customers to improve their processes over the procurement and management of printed materials.

The scope and extent of services provided to the Company’s customers typically varies for each individual order it receives, depending on customer-specific factors including the intended uses for the printed materials. Furthermore, each of the Company’s locations generally is capable of providing a complete range of services to their customers.  Accordingly, the Company does not operate its business in a manner that differentiates among its respective capabilities and services for financial or management reporting services, rather each of its printing businesses define a distinct reporting unit.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

Accounting Policies

The accounting policies of the Company reflect industry practices and conform to generally accepted accounting principles in the United States. The more significant of such accounting policies are described below.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Under Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company’s operations constitute one reportable segment because all of its printing businesses operate in the commercial printing industry and exhibit similar economic characteristics.

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

Reclassification—Certain reclassifications of prior periods’ data have been made to conform to the current period reporting.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Revenue Recognition and Accounts Receivable—The Company recognizes revenue upon delivery of each job, except for “bill and hold transactions,” in which case such revenue is recognized when all the service delivery criteria are fully met as per Staff Bulletin 104 issued by the Securities and Exchange Commission (“SEC”). Losses, if any, on jobs are recognized at the earliest date such amount is determinable. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 10% of the Company’s revenues in any of the years ended March 31, 2005, 2004 or 2003. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Accounts receivable in the accompanying consolidated balance sheets are reflected net of allowance for doubtful accounts of $2,465 and $2,448 at March 31, 2005 and 2004.

Inventories—Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. The carrying values of inventories are set forth below:

	March 31
	2005	2004

Raw materials	$11,863	$10,051
Work in progress	21,518	20,054
Finished goods	3,768	2,623
	$37,149	$32,728

Other Assets—Other assets are principally comprised of deferred tax assets, non-current cash invested in restricted money-market funds and intangible assets other than goodwill. None of the individual items in other assets at March 31, 2005 and 2004 were individually greater than 5% of total current assets in those years.

Impairment of Long-Lived Assets—The Company determines the realization of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and its other long-lived assets, including property, plant and equipment, and intangible assets other than goodwill in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 142, the Company determines fair value using capitalization of earnings estimates and market valuation multiples for each reporting unit. Under SFAS No. 144, the Company compares the carrying value of long-lived assets to its projection of future undiscounted cash flows attributable to such assets, and evaluates other factors such as business trends and general economic conditions. In the event that the carrying value exceeds the future undiscounted cash flows, the Company records an impairment charge against income equal to the excess of the carrying value over the asset’s fair value.

Accrued Liabilities—The significant components of accrued liabilities are as follows:

	March 31
	2005	2004

Compensation and benefits	$31,304	$27,669
Manufacturing materials and services	6,336	7,200
Sales, property and other taxes	18,719	15,902
Other	18,784	15,814
	$75,143	$66,585

Other accrued liabilities are principally comprised of customer advances and accrued self-insurance claims for certain insurance programs. None of the individual items in other accrued liabilities at March 31, 2005 and 2004 were individually greater than 5% of total current liabilities in those years.

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

Recent Accounting Pronouncements—

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, in November 2004 which amends Chapter 4 of the Accounting Research Bulletin (“ARB”) No. 43. SFAS No. 151 is required to be applied to all inventory costs occurring in fiscal years beginning after June 15, 2005.  The Company has yet to determine the impact that the expected April 1, 2006 adoption of SFAS No. 151 will have on the Company’s consolidated financial condition or results of operations.

SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, was issued in December 2004 and amends SFAS No. 66 and No. 67. SFAS No. 153 is required to be applied to all real estate time-sharing transactions occurring in fiscal years beginning after June 15, 2005.   The Company’s expected April 1, 2006 adoption of SFAS No. 152 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

SFAS No. 153, Exchanges of Nonmonetary Assets, was issued in December 2004 and amends Accounting Principles Board (“APB”) Opinion No. 29. SFAS No. 153 is required to be applied to all nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company’s expected July 1, 2005 adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

SFAS No. 123(R), Share-Based Payment, was issued in December 2004 and replaces SFAS No. 123, and supercedes APB Opinion No. 25.  SFAS No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award.  SFAS No. 123(R) becomes effective for the Company at the beginning of fiscal 2007. The Company expects that the impact of adopting the SFAS No. 123(R) will be materially consistent with the pro forma expense (discussed below under “Stock-Based Compensation”), adjusted for future vesting occurrences, grants, cancellations and exercises of stock options, that have been previously disclosed in accordance with SFAS No. 123.

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3.  SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005.   The Company’s expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

Other Information

Supplemental Cash Flow Information—The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. The Company issued term notes payable totaling $13,252 and $7,506 (see Note 6. Long-Term Debt) in the years ended March 31, 2005 and 2004 to finance the purchase of certain new equipment. In addition, in the year ended March 31, 2005, the Company assumed a mortgage obligation totaling $5,116 in connection with a prior year acquisition and also assumed two industrial revenue bonds totaling $4,900 and other long-term debt of $3,351 in connection with current year acquisitions (see Note 4. Acquisitions).

The Company paid (or received) cash for interest and income taxes, net of refunds, totaling $4,877 and $13,680 in 2005, $7,227 and ($2,460) in 2004, and $10,286 and ($534) in 2003.

Earnings (Loss) Per Share—Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options outstanding.  Conversely, diluted loss per share excludes the impact of dilutive stock options outstanding and therefore reflects net loss divided only by the weighted average number of common shares outstanding.

Related Party Transactions—In the normal course of business, the Company leases certain real estate from individuals who formerly owned an acquired printing business and are now employed by the Company.

Fair Value of Financial Instruments—The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the fair value of its variable rate debt obligations, which totaled $81,072 and $43,431 at March 31, 2005 and 2004, respectively, approximated their recorded values. The Company estimates that the fair value of its fixed rate debt obligations totaling $38,418 at

March 31, 2005 was $33,961 and that the fair value of its fixed rate debt obligations totaling $68,038 at March 31, 2004 was $69,717. Estimates of fair value are based on interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited because the Company’s printing businesses provide services to a large, diverse group of customers in various geographical regions. Management performs ongoing credit evaluations of its customers and generally does not require collateral for extensions of credit. The Company’s cash deposits are held in large, national financial institutions.

Stock-Based Compensation—The Company accounts for its stock-based compensation programs using the intrinsic value method of accounting established by APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, no compensation expense is recognized when the exercise price of an employee stock option is equal to the market price of common stock on the grant date and all other provisions of the grant are fixed. The Company’s only element of stock-based compensation is derived pursuant to the Consolidated Graphics, Inc. Long-Term Incentive Plan, as amended (the “Plan”), which has been approved by the Company’s shareholders. Under the Plan, employees of the Company and certain non-employee members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock at a price not less than the market price of the stock at the date of grant.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, Accounting for Stock-Based Compensation. The pro forma information has been determined as if the Company had accounted for its stock options under the fair value method. The following is a summary of the Company’s net income (loss) and net income (loss) per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net income for future years since options vest over several years and additional awards are made each year.

Pro forma information applying to the fair value method follows:

	Year Ended March 31
	2005	2004	2003

Net income (loss) as reported	$32,722	$19,997	$(87,315)
Less: pro forma compensation expense	(2,254)	(2,085)	(2,493)
Pro forma net income (loss)	$30,468	$17,912	$(89,808)

Basic Earnings (Loss) Per Share:
Net income (loss) as reported	$2.40	$1.49	$(6.58)
Less: pro forma compensation expense	(.16)	(.15)	(.18)
Pro forma net income (loss)	$2.24	$1.34	$(6.76)

Diluted Earnings (Loss) Per Share:
Net income (loss) as reported	$2.31	$1.44	$(6.58)
Less: pro forma compensation expense	(.15)	(.14)	(.18)
Pro forma net income (loss)	$2.16	$1.30	$(6.76)

For purposes of determining pro forma compensation expense, the Company determined the weighted average fair value of options on the grant date ($13.65 for the year ended March 31, 2005, $9.44 for the year ended March 31, 2004 and $9.26 for the year ended March 31, 2003) by utilizing the Black-Scholes option-pricing model with the following key assumptions:

	2005	2004	2003

Dividend yield	—	—	—
Expected volatility	30.4%	33.9%	53.2%
Average risk-free interest rate	3.7%	3.2%	3.8%
Average expected life	5.0 yrs.	5.0 yrs.	5.0 yrs.

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

3. ACCOUNTING CHANGE

Effective April 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which required it to discontinue amortizing goodwill, perform an initial transitional impairment test and conduct annual impairment tests to determine if the remaining balance of goodwill of each of its reporting units should be reduced to reflect its estimated fair value. Prior to its adoption of SFAS No. 142, the Company periodically evaluated whether the remaining balance of goodwill was recoverable by assessing current and future levels of income and cash flows on an undiscounted basis, as well as other factors, such as business trends and general market conditions. The Company determined that each of its individual printing businesses constitutes a stand alone reporting unit under SFAS No. 142. The Company determines fair value under SFAS No. 142 using capitalization of earnings estimates and market valuation multiples. A number of factors could cause the Company to further impair its goodwill balance at the date of its annual impairment test, which is March 31. These factors include a decline in the financial performance of an individual reporting unit due to adverse business developments and/or changes in general market conditions, as well as a decline in market valuation multiples. As of April 1, 2002, net goodwill balances attributable to each of the Company’s reporting units were tested for impairment by comparing the fair value of each reporting unit to its carrying value. Based on these impairment tests, the Company recognized a transitional impairment charge of $74,376, net of deferred tax benefit totaling $15,379, which is reflected as a cumulative effect of accounting change in the accompanying consolidated income statement.

As a result of its annual valuation test, the Company recorded a pre-tax goodwill impairment charge of $38,033 for the year ended March 31, 2003, which is reflected as goodwill impairment in the accompanying consolidated income statement. The impairment resulted principally from the impact that the continued weakness in printing industry conditions and other negative economic factors had on the Company’s reporting units.

Had the provisions of SFAS No. 142 been in effect for all periods presented in the accompanying consolidated financial statements, net income (loss) and earnings (loss) per share as reported would have been reported on the following pro forma basis:

	Year Ended March 31
	2005	2004	2003

Net income (loss) as reported	$32,722	$19,997	$(87,315)
Add: cumulative effect of accounting change, net of tax	—	—	74,376
Pro forma net income (loss)	$32,722	$19,997	$(12,939)

Basic Earnings (Loss) Per Share:
Net income (loss) as reported	$2.40	$1.49	$(6.58)
Add: cumulative effect of accounting change, net of tax	—	—	5.60
Pro forma net income (loss)	$2.40	$1.49	$(.98)

Diluted Earnings (Loss) Per Share:
Net income (loss) as reported	$2.31	$1.44	$(6.58)
Add: cumulative effect of accounting change, net of tax	—	—	5.60
Pro forma net income (loss)	$2.31	$1.44	$(.98)

4. ACQUISITIONS

All of the Company’s acquisitions have been accounted for using the purchase method of accounting. Revenues and expenses of the acquired businesses have been included in the accompanying consolidated financial statements beginning on their respective dates of acquisition. The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair value and may be prospectively revised if and when additional information the Company is awaiting concerning certain asset and liability valuations is obtained, provided that such information is received no later than one year after the date of acquisition. Contingent transaction consideration pursuant to earnout agreements is accrued as an additional cost of the transaction when payment thereof is deemed to be probable by the Company.

During fiscal 2005, the Company assumed debt totaling $8,251 and acquired for cash totaling $45,524 the operations and assets of eight printing businesses. The preliminary allocation of the purchase price of the businesses acquired include current assets of $22,799, property and equipment of $33,116, goodwill of $11,521 and other assets of $2,678 less current liabilities of $16,339. The Company is awaiting additional information concerning certain asset and liability valuations in order to finalize such allocation, and expects to receive such information no later than one year following the respective dates of the acquisitions.

During fiscal 2004, the Company acquired for cash totaling $10,042 the operations and assets of six printing businesses. The allocation of the purchase price of the businesses acquired include current assets of $3,503, property and equipment of $8,063, goodwill of $1,764 and other assets of $533, less current liabilities of $3,821.

During fiscal 2003, the Company acquired for cash totaling $4,205 the operations and assets of two printing businesses. The allocation of the purchase price of the businesses acquired include current assets of $3,627, property and equipment of $1,012 and other assets of $655, less current liabilities of $1,089.

Additionally, in connection with the acquisition of certain printing businesses in prior periods, the Company paid cash in fiscal 2005 totaling $3,299 and assumed a related mortgage obligation totaling $5,116 to acquire certain real property and paid cash of $138, $1,334, and $2,035 in fiscal years 2005, 2004, and 2003 to satisfy certain liabilities or pursuant to earnout agreements.

5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation. The costs of major renewals and betterments are capitalized; repairs and maintenance costs are expensed when incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the various classes of assets.

The following is a summary of the Company’s property and equipment and their estimated useful lives:

	March 31		Estimated Life
Description	2005	2004	in Years

Land	$8,481	$7,857	—
Buildings and leasehold improvements	72,716	59,260	5-30
Machinery and equipment	383,970	347,472	5-20
Computer equipment and software	21,518	21,764	2-5
Furniture, fixtures and other	9,538	9,211	5-7
	496,223	445,564
Less—accumulated depreciation	(198,623)	(172,763)
	$297,600	$272,801

6. LONG-TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	March 31
	2005	2004

Bank credit facilities	$70,195	$35,563
Term equipment notes	32,295	67,772
Other	17,000	8,134
	119,490	111,469
Less—current portion	(7,595)	(13,204)
	$111,895	$98,265

The Company’s primary bank credit facility (as amended and restated, the “Credit Agreement”) is composed of a $150,000 revolving credit facility that will mature in July 2007. At March 31, 2005, outstanding borrowings under the Credit Agreement were $65,000 and accrued interest at a weighted average rate of 4.81%.

The proceeds from borrowings under the Credit Agreement can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus ..50%) plus a margin of up to .75%. The Company is also required to pay an annual commitment fee ranging from .275% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At March 31, 2005, the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .275%.

The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at March 31, 2005.

In addition to the Credit Agreement, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. One such facility expires in November 2005 and the other such facility expires in November 2006. At March 31, 2005, borrowings outstanding under the Auxiliary Bank Facilities totaled $5,195 and accrued interest at a weighted average rate of 4.19%. Because the Company currently has the ability to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in November 2005 and plans to do so, such borrowings are classified as long-term debt in the accompanying consolidated balance sheet at March 31, 2005.  The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.

The Company’s term equipment notes consist primarily of notes payable pursuant to financing agreements between the Company and various lenders (the “Lender Notes”) and between the Company and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At March 31, 2005, outstanding borrowings under the Lender Notes totaled $17,164 and accrued interest at a weighted average rate of 4.74%. The Lender Notes provide for fixed monthly principal payments plus interest (at fixed rates) for defined periods of up to seven years from the date of issuance, and are secured by certain equipment of the Company. At March 31, 2005, outstanding borrowings under the Equipment Notes totaled $13,403 and accrued interest at a weighted average rate of 5.93%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by the equipment which was concurrently purchased from the manufacturer. At March 31, 2005, the remaining balance of term equipment notes totaling $1,728 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Credit Agreement places certain limitations on the amount of additional term note obligations the Company may incur in the future.

In the period ended March 31, 2005, the Company retired $41,061 of Lender Notes with borrowings from the Credit Agreement. The purpose of retiring these notes was to utilize available capacity under the Credit Agreement to effect an overall reduction in the Company’s interest costs. No financial penalties were incurred in connection with the retirement of these obligations.

The Company’s remaining debt obligations consist of a mortgage totaling $4,975, a promissory note totaling $2,652, industrial revenue bonds totaling $8,085 and various other debt totaling $1,288. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

The principal payment requirements by fiscal year under the Company’s debt obligations referenced above are: 2006—$7,595; 2007—$11,018; 2008—$75,009; 2009—$6,409; 2010—$8,784; and thereafter—$10,675. As the Company has both the ability and intent to refinance the $2,303 outstanding at March 31, 2005 under the Auxiliary Bank Facility due to expire in November 2005, such borrowings are classified as long-term debt in our consolidated balance sheet at March 31, 2005, and also classified above as fiscal 2008 principal payment requirements in conjunction with the maturity of the Credit Agreement.

7. INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended March 31
	2005	2004	2003
Current
Federal	15,953	$6,629	$(688)
State	(910)	(178)	964
	15,043	6,451	276
Deferred
Federal	1,860	5,522	3,808
State	2,097	718	200
	3,957	6,240	4,008
	$19,000	$12,691	$4,284

The provision for income taxes differs from an amount computed at the federal statutory rate as follows:

	Year Ended March 31
	2005	2004	2003

Provision (benefit) at the federal statutory rate	$18,103	$11,441	$(3,030)
State income taxes, net of federal income tax benefit	771	351	757
Non-deductible expenses:
Goodwill impairment	—	—	6,976
Other	126	899	(419)
	$19,000	$12,691	$4,284

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

	March 31
	2005	2004

Deferred income tax liabilities:
Property and equipment	$63,025	$59,464
Other	721	465
Total deferred income tax liabilities	$63,746	$59,929

Deferred income tax assets:
Accounts receivable and inventory	$746	$645
Accruals not currently deductible	5,753	5,514
Other	3,594	4,074
Total deferred income tax assets	$10,093	$10,233

Long-term deferred tax assets included in other assets are $2,250 and $4,074 at March 31, 2005 and 2004.

8. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company has entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of its business. The Company incurred total operating lease expense of $15,213, $14,748 and $13,627 for the years ended March 31, 2005, 2004 and 2003.

The Company’s operating lease obligations by fiscal year are as follows:

	2006	2007	2008	2009	2010	Thereafter

Operating lease obligations	$16,141	$13,391	$10,804	$7,484	$5,400	$10,337

Letters of Credit—In connection with the assumption of obligations under outstanding industrial revenue bonds related to certain prior year acquisitions of printing businesses, which are reflected as debt in the accompanying consolidated financial statements, the Company had four letters of credit outstanding as of March 31, 2005 for a combined total of $8,436. These letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in July 2007, and we may be required to obtain replacement letters of credit at that time.

Insurance Programs—The Company maintains third-party insurance coverage in amounts and against risks it believes are reasonable in its circumstances. The Company is self-insured against most workers compensation claims and for a significant component of its group health insurance programs. For these exposures, the Company accrues expected loss amounts which are determined using a combination of its historical loss experience and subjective assessment of its future loss exposure, together with advice provided by administrators and consulting actuaries. The estimates of expected loss amounts are subject to uncertainties arising from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although the Company believes that the accrued estimated loss amounts are reasonable under the circumstances, significant differences related to the items noted above could materially affect our risk exposure, insurance obligations and future expense.

Legal Matters—From time to time, the Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, there are no legal proceedings or claims pending against the Company that management believes will have a material adverse effect upon the Company’s consolidated financial condition or results of operations.

Tax Matters—The Company is subject to examination by tax authorities for varying periods in various taxing jurisdictions.  During the course of such examinations disputes occur as to matters of fact and/or law.  Also, in most taxing jurisdictions the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding the taxing authority from conducting an examination of the tax period for which such statute of limitation has expired.  The Company believes that it has adequately provided for its tax liabilities.

9. STOCK OPTIONS

Employees of the Company and certain non-employee members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock pursuant to the Plan. Options granted pursuant to the Plan may either be incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Options granted under the Plan are at a price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to ten years. Unvested options generally expire upon termination of employment and vested options expire six months after termination of employment. Otherwise, options expire after final vesting at the end of a fixed period not in excess of five years. At March 31, 2005, a total of 2,452,516 shares were reserved for issuance pursuant to the Plan, of which 751,730 shares of the Company’s common stock were reserved for options which had not been granted.

The following table sets forth option transactions under the Plan:

	For the Years Ended March 31
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at April 1	1,804,732	$26.08	1,973,819	$24.67	1,960,801	$25.02
Granted	270,000	39.96	194,964	27.06	460,976	18.53
Exercised	(186,078)	18.00	(227,215)	14.51	(141,086)	11.61
Forfeited or expired	(187,868)	34.85	(136,836)	22.84	(306,872)	23.50
Outstanding at March 31	1,700,786	27.93	1,804,732	26.08	1,973,819	24.67
Exercisable at March 31	651,444	21.49	567,543	26.57	503,914	26.87

Outstanding and exerciseable stock options at March 31, 2005 were as follows:

	Outstanding
			Weighted	Exerciseable
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of Exercise Prices	Shares	Exercise Price	Years	Shares	Exercise Price
$10.37 - $20.00	874,325	$14.95	5.0	497,286	$14.33
$20.01 - $30.00	179,430	22.76	4.6	37,853	22.62
$30.01 - $40.00	175,810	37.38	7.6	11,305	37.67
$40.01 - $50.00	121,221	42.28	6.7	—	—
$50.01 - $53.26	350,000	53.25	3.3	105,000	53.25
Outstanding at March 31	1,700,786	27.93	5.0	651,444	21.49

10. UNAUDITED QUARTERLY FINANCIAL DATA

The following table contains selected unaudited quarterly financial data from the consolidated income statements for each quarter of fiscal 2005 and 2004. The Company believes this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal 2005:
Sales	$181,529	$191,129	$208,640	$197,718
Gross profit	44,872	47,110	51,563	48,856
Net income	6,824	7,569	9,744	8,585
Basic earnings per share	.50	.56	.71	.63
Diluted earnings per share	.48	.53	.68	.60

Fiscal 2004:
Sales	$165,829	$174,624	$184,238	$183,369
Gross profit	39,061	41,380	43,204	44,335
Net income	3,565	4,760	5,486	6,186
Basic earnings per share	.27	.36	.41	.46
Diluted earnings per share	.26	.34	.39	.44

Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal annual earnings per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, the Company’s CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Report is included in Item 8 of this annual report on Form 10-K on page 20 and is incorporated herein by reference.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Creation of a Direct Financial Obligation

On January 25, 2005, the Company entered into a Purchase Agreement with Kelmscott Communications, LLC and Kelmscott Acquisitions, Inc., pursuant to which the Company would acquire seven printing businesses. On March 1, 2005, the Company borrowed $45.0 million under its Credit Agreement, the proceeds of which were used to fund, in part, the acquisition of these printing businesses on March 2, 2005. For further informantion relating to the terms of our Credit Agreement, including accrual of interest on borrowings thereunder, see Note 6. Long-Term Debt of our consolidated financial statements and the notes thereto included in Item 8 "Financial Statements and Supplementary Data."

PART III

The information called for by “Item 10. Directors and Executive Officers of the Registrant” (except for certain information regarding executive officers which is included in Part I hereof as “Item 1. Business—Executive Officers”), “Item 11. Executive Compensation,” “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters”  “Item 13. Certain Relationships and Related Transactions,” and “Item 14. Principal Accountant Fees and Services” is hereby incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Shareholders (presently scheduled to be held July 28, 2005) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements

(a)(1)	Financial Statements (included under Item 8):

The index to the Financial Statements is included on page 19 of this annual report on Form 10-K and is incorporated herein by reference.

(a)(2)	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts.

Report of Independent Registered Public Accounting Firm with respect to Schedule II – Valuation and Qualifying Accounts is included in Item 8 of this annual report on Form 10-K on page 21.

All other schedules have been omitted since the required information is not significant or is included in the Financial Statements or notes thereto or is not applicable.

(a)(3)		Exhibits:
*	3.1	—	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*	3.2	—	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10- Q (June 30, 1998), Exhibit 3.1).
*	3.3	—	Restated By-Laws of the Company, as amended as of May 25, 2004 (Consolidated Graphics, Inc. Form 10-K (March 31, 2004), Exhibit 3.3).
*	4.1	—	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*	4.2	—

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

Second Amendment to Consolidated Graphics, Inc. Long-Term Incentive Plan, (reflecting an increase in the number of shares of Common Stock authorized to be issued thereunder from 1,935,000 to 3,435,000) (Consolidated Graphics, Inc. Registration Statement on Form S-8 (Reg. No. 333- 66019), Exhibit 4.3). +

*	10.4	—

Third Amendment to Consolidated Graphics, Inc. Long-Term Incentive Plan, (reflecting an increase in the number of shares of Common Stock authorized to be issued thereunder from 3,435,000 to 4,035,000) (Consolidated Graphics, Inc. Form 10-K (March 31, 2003), Exhibit 10.5). +

*	10.5	—	Employment Agreement between the Company and Joe R. Davis dated as of July 25, 2000 (Consolidated Graphics, Inc. Form 10-K (March 31, 2001), Exhibit 10.7).
*	10.6	—	Change in Control Agreement between the Company and Joe R. Davis dated as of July 25, 2000 (Consolidated Graphics, Inc. Form 10-K (March 31, 2001), Exhibit 10.8).
*	10.7	—	Employment Agreement between the Company and G. Christopher Colville dated as of March 1, 2002 (Consolidated Graphics, Inc. Form 10-K (March 31, 2002), Exhibit 10.5).
*	10.8	—	Change in Control Agreement between the Company and G. Christopher Colville dated as of March 1, 2002 (Consolidated Graphics, Inc. Form 10-K (March 31, 2002), Exhibit 10.6).
*	10.9	—

Credit Agreement among the Company and Bank One, NA, as Administrative Agent and Bank One Capital Markets, Inc., as Lead Arranger and Sole Book Runner and Wells Fargo Bank Texas, National Association, as Syndication Agent, dated as of November 10, 2003 (Consolidated Graphics, Inc. Form 8-K (November 14, 2003), Exhibit 10).

*	10.10	—	Form of Indemnification Agreement for directors and officers (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 10.1).
	10.11	—	Amended Schedule identifying the directors and officers parties to Indemnification Agreements with the Company.
	21	—	List of Subsidiaries.
	23	—	Consent of KPMG LLP.
	24	—	Powers of Attorney.
	31.1	—	Certification of Joe R. Davis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	—	Certification of G. Christopher Colville pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	—	Certification of Joe R. Davis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	—	Certification of G. Christopher Colville pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Incorporated by reference.

+                                         Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Amount Charged to Expense	Utilization of Reserve (Net of Recoveries)	Balance at End of Year

Allowance for Doubtful Accounts
Year Ended March 31, 2005	$2,448	$588	$(571)	$2,465
Year Ended March 31, 2004	1,637	2,321	(1,510)	2,448
Year Ended March 31, 2003	1,847	1,633	(1,843)	1,637

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Consolidated Graphics, Inc.:

Under date of June 9, 2005, we reported on the consolidated balance sheets of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2005, which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the Valuation and Qualifying Accounts Schedule (Schedule II) listed in the index at Item 15(a)(2), for the period indicated above. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial information presented in Schedule II for the years ended March 31, 2005, and 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Houston, Texas

June 9, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Houston, State of Texas on the 10th day of June, 2005.

CONSOLIDATED GRAPHICS, INC.

By:	/s/ JOE R. DAVIS
Joe R. Davis Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOE. R. DAVIS	Chief Executive Officer and Director (Principal Executive Officer)	June 10, 2005
Joe R. Davis

/s/ G.CHRISTOPHER COLVILLE	Executive Vice President, Chief Financial and Accounting Officer and Secretary (Principal Financial and Accounting Officer)	June 10, 2005
G. Christopher Colville

/s/ LARRY J. ALEXANDER*	Director
Larry J. Alexander

/s/ BRADY F. CARRUTH*	Director
Brady F. Carruth

/s/ GARY L. FORBES*	Director
Gary L. Forbes

/s/ JAMES H. LIMMER*	Director
James H. Limmer

/s/ HUGH N. WEST*	Director
Hugh N. West

*By:	/s/ JOE. R. DAVIS
	Joe R. Davis Attorney-in-Fact	June 10, 2005

EXHIBIT INDEX

*	3.1	—	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*	3.2	—	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10- Q (June 30, 1998), Exhibit 3.1).
*	3.3	—	Restated By-Laws of the Company, as amended as of May 25, 2004 (Consolidated Graphics, Inc. Form 10-K (March 31, 2004), Exhibit 3.3).
*	4.1	—	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*	4.2	—

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

Second Amendment to Consolidated Graphics, Inc. Long-Term Incentive Plan, (reflecting an increase in the number of shares of Common Stock authorized to be issued thereunder from 1,935,000 to 3,435,000) (Consolidated Graphics, Inc. Registration Statement on Form S-8 (Reg. No. 333- 66019), Exhibit 4.3). +

*	10.4	—

Third Amendment to Consolidated Graphics, Inc. Long-Term Incentive Plan, (reflecting an increase in the number of shares of Common Stock authorized to be issued thereunder from 3,435,000 to 4,035,000) (Consolidated Graphics, Inc. Form 10-K (March 31, 2003), Exhibit 10.5). +

*	10.5	—	Employment Agreement between the Company and Joe R. Davis dated as of July 25, 2000 (Consolidated Graphics, Inc. Form 10-K (March 31, 2001), Exhibit 10.7).
*	10.6	—	Change in Control Agreement between the Company and Joe R. Davis dated as of July 25, 2000 (Consolidated Graphics, Inc. Form 10-K (March 31, 2001), Exhibit 10.8).
*	10.7	—	Employment Agreement between the Company and G. Christopher Colville dated as of March 1, 2002 (Consolidated Graphics, Inc. Form 10-K (March 31, 2002), Exhibit 10.5).
*	10.8	—	Change in Control Agreement between the Company and G. Christopher Colville dated as of March 1, 2002 (Consolidated Graphics, Inc. Form 10-K (March 31, 2002), Exhibit 10.6).
*	10.9	—

Credit Agreement among the Company and Bank One, NA, as Administrative Agent and Bank One Capital Markets, Inc., as Lead Arranger and Sole Book Runner and Wells Fargo Bank Texas, National Association, as Syndication Agent, dated as of November 10, 2003 (Consolidated Graphics, Inc. Form 8-K (November 14, 2003), Exhibit 10).

*	10.10	—	Form of Indemnification Agreement for directors and officers (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 10.1).
	10.11	—	Amended Schedule identifying the directors and officers parties to Indemnification Agreements with the Company.
	21	—	List of Subsidiaries.
	23	—	Consent of KPMG LLP.
	24	—	Powers of Attorney.
	31.1	—	Certification of Joe R. Davis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	—	Certification of G. Christopher Colville pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	—	Certification of Joe R. Davis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	—	Certification of G. Christopher Colville pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Incorporated by reference.

+                                         Compensatory plan or arrangement under which executive officers or directors of the Company may participate.