Form 10-Q
period 2005-06-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2005-07-27
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒   No ☐

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at July 15, 2005 was 13,777,652.

CONSOLIDATED GRAPHICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2005	March 31, 2005
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,454	$7,752
Accounts receivable, net	130,939	136,824
Inventories	38,883	37,149
Prepaid expenses	5,619	5,913
Deferred income taxes	8,601	7,843
Total current assets	192,496	195,481
PROPERTY AND EQUIPMENT, net	292,435	297,600
GOODWILL, net	79,690	85,755
OTHER ASSETS	16,664	11,393
	$581,285	$590,229
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$7,562	$7,595
Accounts payable	43,796	46,705
Accrued liabilities	69,351	75,143
Income taxes payable	5,172	1,813
Total current liabilities	125,881	131,256
LONG-TERM DEBT, net of current portion	99,678	111,895
DEFERRED INCOME TAXES	63,160	63,746
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 13,777,228 and 13,760,042 issued and outstanding	138	138
Additional paid-in capital	169,410	168,905
Retained earnings	123,018	114,289
Total shareholders’ equity	292,566	283,332
	$581,285	$590,229

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30
	2005	2004

SALES	$209,915	$181,529

COST OF SALES	158,112	136,657

Gross profit	51,803	44,872

SELLING EXPENSES	22,030	19,521

GENERAL AND ADMINISTRATIVE EXPENSES	14,359	12,848

Operating income	15,414	12,503

INTEREST EXPENSE, net	1,364	1,407

Income before taxes	14,050	11,096

INCOME TAXES	5,321	4,272

Net income	$8,729	$6,824

BASIC EARNINGS PER SHARE	$.63	$.50
DILUTED EARNINGS PER SHARE	$.61	$.48

SHARES USED TO COMPUTE EARNINGS PER SHARE

Basic	13,767	13,584
Diluted	14,273	14,230

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30
	2005	2004

OPERATING ACTIVITIES
Net income	$8,729	$6,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,442	9,362
Deferred income tax provision	(756)	1,627
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	5,885	2,070
Inventories	(1,734)	(1,837)
Prepaid expenses	294	(354)
Other assets	(33)	(818)
Accounts payable and accrued liabilities	(10,209)	(9,641)
Income taxes payable	3,531	746
Net cash provided by operating activities	16,149	7,979

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(465)	(1,812)
Purchases of property and equipment	(3,877)	(1,643)
Proceeds from asset dispositions	812	233
Net cash used in investing activities	(3,530)	(3,222)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	12,633	5,076
Payments on bank credit facilities	(23,400)	(9,254)
Payments on term equipment notes and other debt	(1,483)	(3,083)
Proceeds from exercise of stock options	333	421
Net cash used in financing activities	(11,917)	(6,840)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	702	(2,083)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,752	10,472
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,454	$8,389

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and percentages)

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively, the “Company”).  All intercompany accounts and transactions have been eliminated.  Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included.  Operating results for the three months ended June 30, 2005 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2005 has been derived from the 2005 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the Securities and Exchange Commission in June 2005.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including depreciation of property and equipment and amortization of intangible assets other than goodwill. The Company evaluates its estimates and assumptions on an ongoing basis and relies on historical experience and various other factors that it believes to be reasonable under the circumstances to determine such estimates. Because uncertainties with respect to estimates and assumptions are inherent in the preparation of financial statements, actual results could differ from these estimates.

Reclassification – Certain reclassifications of prior period’s data have been made to conform to the current period reporting.

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

Inventories—Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. The carrying values of inventories are set forth below:

	June 30,	March 31,
	2005	2005

Raw materials	$11,826	$11,863
Work in progress	22,728	21,518
Finished goods	4,329	3,768
	$38,883	$37,149

Earnings Per Share – Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options outstanding.

Supplemental Cash Flow Information – The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. For the three months ended June 30, 2005, the Company paid cash for interest and income taxes, net of refunds, totaling $1,133 and $2,264. For the three months ended June 30, 2004, the Company paid cash for interest and income taxes, net of refunds, totaling $1,399 and $1,615.

Stock-Based Compensation – The Company’s only element of stock-based compensation is derived pursuant to the Consolidated Graphics, Inc. Long-Term Incentive Plan (the “Plan”), which has been approved by the Company’s shareholders.  Under the Plan, employees of the Company and members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock at a price not less than the market price of the stock at the date of grant. The Company accounts for its stock-based compensation programs using the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to the market price of common stock on the grant date and all other provisions are fixed.

Pro forma information regarding net income and net income per share is required by the Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. The pro forma information has been determined as if the Company had accounted for its stock options under the fair value method. The following is a summary of the Company’s net income and earnings per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net income for future years since options vest over several years and additional awards are made each year.

Had the Company used the fair value-based method of accounting for the Plan prescribed by SFAS No. 123 and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net income and earnings per share as reported would have been reduced to the following pro forma amounts:

	Three Months Ended June 30
	2005	2004

Net income as reported	$8,729	$6,824
Less: Pro forma compensation expense	(549)	(290)
Pro forma net income	$8,180	$6,534

Basic Earnings Per Share:
Net income as reported	$.63	$.50
Less: Pro forma compensation expense	(.04)	(.02)
Pro forma net income	$.59	$.48

Diluted Earnings Per Share:
Net income as reported	$.61	$.48
Less: Pro forma compensation expense	(.04)	(.02)
Pro forma net income	$.57	$.46

2.  ACQUISITIONS

During the three months ended June 30, 2005, the Company paid cash totaling $465 to acquire the operations and assets of one business, which was immediately merged into another existing operation of the Company.  In connection with the afore-mentioned acquisition and certain of the Company’s fiscal 2005 acquisitions, the Company is awaiting additional information concerning certain asset and liability valuations for purposes of finalizing the allocation of the purchase price.  Based on certain additional information received regarding the fiscal 2005 acquisitions, an allocation of an additional $6,000 was made to intangible assets other than goodwill in the quarter ended June 30, 2005, which amount is reflected in Other Assets in the accompanying consolidated balance sheet as of such date.

3.  LONG-TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	June 30, 2005	March 31, 2005
Bank credit facilities	$59,428	$70,195
Term equipment notes	30,970	32,295
Other	16,842	17,000
	107,240	119,490
Less: current portion	(7,562)	(7,595)
	$99,678	$111,895

The Company’s primary bank credit facility (as amended and restated, the “Credit Agreement”) is composed of a $150,000 revolving credit facility that will mature in July 2007. At June 30, 2005, outstanding borrowings under the Credit Agreement were $50,500 and accrued interest at a weighted average rate of 5.18%.

The proceeds from borrowings under the Credit Agreement can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to .75%. The Company is also required to pay an annual commitment fee ranging from .275% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At June 30, 2005, the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .275%.

The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at June 30, 2005.

In addition to the Credit Agreement, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. One facility expires in November 2005 while the other facility expires in November 2006. At June 30, 2005, borrowings outstanding under the Auxiliary Bank Facilities totaled $8,928 and accrued interest at a weighted average rate of 4.68%. Because the Company currently has the ability to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in November 2005 and plans to do so, such borrowings are classified as long-term debt in the accompanying consolidated balance sheet at June 30, 2005. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.

The Company’s term equipment notes consist primarily of notes payable pursuant to financing agreements between the Company and various lenders (the “Lender Notes”) and between the Company and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At June 30, 2005, outstanding borrowings under the Lender Notes totaled $16,341 and accrued interest at a weighted average rate of 4.74%. The Lender Notes provide for fixed monthly principal payments plus interest (at fixed rates) for defined periods of up to seven years from the date of issuance, and are secured by certain equipment of the Company. At June 30, 2005, outstanding borrowings under the Equipment Notes totaled $13,001 and accrued interest at a weighted average rate of 5.93%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by the equipment which was concurrently purchased from the manufacturer. At June 30, 2005, the remaining balance of term equipment notes totaling $1,628 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Credit Agreement places certain limitations on the amount of additional term note obligations the Company may incur in the future.

The Company’s remaining debt obligations consist of a mortgage totaling $4,932, a promissory note totaling $2,663, industrial revenue bonds totaling $8,085 and various other debt totaling $1,162. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

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

The following discussion of the financial condition and performance of our Company should be read in conjunction with the consolidated financial statements included herein and the consolidated financial statements and related notes and other detailed information regarding our Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and other reports filed by us with the Securities and Exchange Commission. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2006 or any periods thereafter.

Overview

Our Organization

Our Company is a leading national provider of commercial printing services and is recognized as the largest sheetfed and half-web commercial printing company in the United States.  We currently operate 70 printing businesses in 25 states, with each business operated as a wholly-owned subsidiary. Each of our printing businesses has a well-established operating history, more than 25 years in most cases, and operates as a separate business and reporting unit, with their own management, sales, customer service, estimating and planning, prepress, production and accounting staff. Generally, each facility substantially relies on locally based customers; accordingly, we have a broad diversification of customers by industry-type and geographic orientation, totaling more than 19,000. No individual facility nor any individual customer account for more than 10% of our revenues.

Our corporate headquarters staff provides support to our printing businesses in such areas as human resources, purchasing and management information systems. We also maintain centralized treasury, risk management, tax and consolidated financial reporting activities.

Nature of Our Services

We are a service business that utilizes sophisticated technology and equipment to produce and deliver high quality printed documents, materials and products for our customers to their specification and design, including all content. The scope and extent of services provided to our customers typically varies for each individual order we receive, depending on customer-specific factors including the intended uses for the printed materials. Furthermore, each of our printing businesses generally is capable of providing the complete range of our services to their customers which include fulfillment, mailing or other print-related services. They may also use our Internet-based e-commerce solutions, marketed under the “CGX Solutions” trademark which are complementary to the production and delivery of the printed materials. Collectively, all of these discrete capabilities comprise a “comprehensive range of printing services” for which we typically charge an “all-inclusive” fee.  Accordingly, for financial reporting purposes, we report our revenues and results of operations as a single segment.

Our sales are derived from commercial printing services. These services consist of (i) traditional print services, including electronic prepress, printing, finishing, storage and delivery of high-quality printed documents which are custom manufactured to our customers’ design specifications; (ii) fulfillment and mailing services for such printed materials, and (iii) e-commerce solutions that enable our customers to improve their processes over the procurement and management of printed materials. Examples of the types of documents we print for our customers include high-quality, multicolor marketing materials, product and capability brochures, point-of-purchase displays, direct mail pieces, shareholder communications, catalogs, and training manuals.

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

Results of Operations

The following table sets forth our Company’s unaudited condensed consolidated income statements and certain percentage relationships for the periods indicated:

			As a Percentage of Sales
	Three Months Ended June 30		Three Months Ended June 30
	2005	2004	2005	2004
	(In millions)
Sales	$209.9	$181.5	100.0%	100.0%
Cost of sales	158.1	136.6	75.3	75.3
Gross profit	51.8	44.9	24.7	24.7
Selling expenses	22.0	19.5	10.5	10.8
General and administrative expenses	14.4	12.9	6.9	7.0
Operating income	15.4	12.5	7.3	6.9
Interest expense, net	1.4	1.4	0.6	0.8
Income before taxes	14.0	11.1	6.7	6.1
Income taxes	5.3	4.3	2.5	2.4
Net income	$8.7	$6.8	4.2%	3.7%

Our sales and expenses during the periods shown were impacted by the acquisition of eight printing businesses in fiscal 2005. Because each acquisition was accounted for using the purchase method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. Accordingly, acquisitions affect our financial results in any current year period compared to the prior year period by (i) the full-period impact of prior year acquisitions (as compared to the partial period impact in the prior year) and (ii) the partial-period impact of current year acquisitions, and is referred to below as “incremental impact of acquisitions.”

Comparative Analysis of Consolidated Income Statements for the Three Months Ended June 30, 2005 and 2004

Sales for the quarter ended June 30, 2005 increased $28.4 million or 16% to $209.9 million from $181.5 million in the same period a year ago, all of which increase is attributable to the incremental impact of acquisitions. Internal sales growth was negligible for the quarter, as a $4.2 million, or 38%, increase in national sales was offset by generally lower sales at several of our locations. As a whole, national sales accounted for 7% of revenue in the first quarter of 2005, up from 6% in the prior year. In our opinion, based on general and anecdotal information available to us, the offsetting decline in other sales is attributable to variability in economic and industry conditions.

For the quarter ended June 30, 2005, gross profit margin remained constant at 24.7% as compared to the same period last year and, coupled with our overall sales increase, resulted in a $6.9 million increase in gross profit for the quarter.

Selling expenses for the quarter ended June 30, 2005 increased $2.5 million or 13% from $19.5 million for the same period a year ago. The increase is directly attributable to the increased sales levels noted above. As a percentage of sales, selling expenses decreased slightly to 10.5% as compared to 10.8% for the same period last year.

General and administrative expenses for the quarter ended June 30, 2005 increased $1.5 million or 12% from $12.9 million in the same period a year ago, due principally to the incremental impact of acquisitions.  Our continuing efforts to control costs further, together with the relatively fixed nature of corporate overhead, enabled us to gain additional leverage on our sales, resulting in a decrease in our general and administrative expenses as a percentage of sales to 6.9% as compared to 7.0% for the same period last year.

Interest expense for the quarter ended June 30, 2005 remained relatively constant at $1.4 million from the same period last year, as year-over-year debt levels were generally comparable.

We provided for income taxes for the quarter ended June 30, 2005 of $5.3 million, reflecting an effective tax rate of 37.9% as compared to a slightly higher effective tax rate of 38.5% for the same period last year.

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

	Three Months Ended June 30
	2005	2004
	(In millions)
Net cash provided by operating activities	$16.1	$8.0
Acquisitions of businesses	(.5)	(1.8)
Capital expenditures, net of proceeds from asset dispositions	(3.1)	(1.4)
Net payments under bank credit facilities	(10.8)	(4.2)
Net payments on term equipment notes and other debt	(1.5)	(3.1)

Additionally, our cash position, working capital and debt obligations are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto included in Item 1. Financial Statements:

	June 30, 2005	March 31, 2005
	(In millions)
Cash and cash equivalents	$8.5	$7.8
Working capital, inclusive of cash and cash equivalents	66.6	64.2
Total debt obligations	107.2	119.5

During the three months ended June 30, 2005, net cash provided by operating activities increased by $8.2 as compared to the same period last year.  This $8.2 million increase was the result of variance in relative working capital changes in each period, primarily accounts receivable and income taxes payable.  As with prior periods, we have continued our strategy to further strengthen our financial position by primarily using available cash flow to make payments on outstanding debt obligations.

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

In May 2004, our Board of Directors approved a common stock share repurchase program, providing for the repurchase of up to one million shares of our stock, not to exceed $40.0 million in the aggregate, in open-market or block purchase transactions through March 31, 2006. We expect to fund any repurchases under the program through cash flow provided by operations or additional borrowings under our primary bank credit facility. The amount and timing of any purchases will depend upon a number of factors, including the Company’s liquidity and potential alternative uses of our capital resources, the price and availability of our shares, general market conditions and certain repurchase restrictions in our primary bank credit facility, which limit us to repurchases not to exceed $75.0 million in the aggregate. As of June 30, 2005, we have not repurchased any shares of stock under this program. There can be no assurance that we will determine to repurchase any of our common stock, and if so, whether we will be able to do so on terms acceptable to us.

Debt Obligations

Our primary bank credit facility (as amended and restated, the “Credit Agreement,”) is composed of a $150.0 million revolving credit facility that will mature in July 2007. At June 30, 2005, borrowings outstanding under the Credit Agreement were $50.5 million and accrued interest at a weighted average rate of 5.18%.

The proceeds from borrowings under the Credit Agreement can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to .75%. We are also required to pay an annual commitment fee ranging from .275% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At June 30, 2005, the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .275%.

We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at June 30, 2005. In the event that we are unable to remain in compliance with these covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be re-classified as a current liability. In the event that we were to be unable to obtain a waiver, re-negotiate or re-finance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would be the result. Based on our view of current market and business conditions and our expectations regarding our future operating results and cash flows, we believe that we will be able to remain in compliance with these covenants and financial tests in the foreseeable future.

In addition to the Credit Agreement, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million. One facility expires in November 2005 while the other facility expires in November 2006. At June 30, 2005, borrowings outstanding under the Auxiliary Bank Facilities totaled $8.9 million and accrued interest at a weighted average rate of 4.68%. Because we currently have the ability to refinance the borrowings outstanding under the Auxiliary Bank Facility expiring in November 2005 and plan to do so, such borrowings are classified as long-term debt in our consolidated balance sheet at June 30, 2005. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.

Our term equipment notes consist primarily of notes payable pursuant to financing agreements between us and various lenders (the “Lender Notes”) and between us and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At June 30, 2005, outstanding borrowings under the Lender Notes totaled $16.4 million and accrued interest at a weighted average rate of 4.74%. The Lender Notes provide for fixed monthly principal payments plus interest (at fixed rates) for defined periods of up to seven years from the date of issuance, and are secured by certain equipment of the Company. At June 30, 2005, outstanding borrowings under the Equipment Notes totaled $13.0 million and accrued interest at a weighted average rate of 5.93%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by equipment which was concurrently purchased from the manufacturer. At June 30, 2005, the remaining balance of term equipment notes totaling $1.6 million primarily consist of various secured debt obligations assumed by us in connection with certain prior year acquisitions. We are not subject to any significant financial covenants in connection with any of the term equipment notes. The Credit Agreement places certain limitations on the amount of additional term note obligations we may incur in the future; however, we do not anticipate that these limitations will restrict our ability to make any of our remaining planned 2006 capital expenditures.

Our other debt obligations consist of a mortgage of $4.9 million, a promissory note totaling $2.7 million, industrial revenue bonds totaling $8.1 million and various other debt obligations totaling $1.1 million. We do not have any significant financial covenants or restrictions associated with these other debt obligations.

Contractual Obligations and Other Commitments

Operating Leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $61.3 million as of June 30, 2005.

Letters of Credit — In connection with our assumption of obligations under outstanding industrial revenue bonds related to certain prior year acquisitions of printing businesses, which are reflected as debt in the accompanying consolidated financial statements, we had four letters of credit outstanding as of June 30, 2005 for a combined total of $8.4 million. These letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in July 2007, and we may be required to obtain replacement letters of credit at that time.

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

Receivables, net of valuation allowance – Accounts receivable at June 30, 2005 were $130.9 million, net of a $3.4 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by contraction in the economy or other factors beyond our control. Changes in our estimates of collectibility could have a material adverse affect on our consolidated financial condition or results of operations.

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

Accounting for acquisitions – The allocation of purchase price to acquired assets and liabilities is initially based on estimates of fair value and is prospectively revised if and when additional information the Company is awaiting at the time of the initial allocation concerning certain asset and liability valuations is obtained, provided that such information is received no later than one year after the date of acquisition.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments that could expose our Company to market risk. However, we are exposed to market risk for changes in interest rates related primarily to our debt obligations, which as of June 30, 2005 include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of June 30, 2005, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

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

10.1	Form of Employee and Director Stock Option Agreement.
31.1	Certification of Joe R. Davis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of G. Christopher Colville pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of G. Christopher Colville pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.

Dated: July 27, 2005	By:	/s/ G. Christopher Colville
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

10.1	Form of Employee and Director Stock Option Agreement.
31.1	Certification of Joe R. Davis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of G. Christopher Colville pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of G. Christopher Colville pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference