Form 10-Q
period 2005-09-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2005-11-02
CIK 921500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒   No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐    No ☒

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at October 15, 2005 was 13,638,698.

CONSOLIDATED GRAPHICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2005	March 31, 2005
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,303	$7,752
Accounts receivable, net	146,390	136,824
Inventories	38,945	37,149
Prepaid expenses	4,762	5,913
Deferred income taxes	8,840	7,843
Total current assets	207,240	195,481
PROPERTY AND EQUIPMENT, net	288,880	297,600
GOODWILL, net	82,017	85,755
OTHER ASSETS	13,863	11,393
	$592,000	$590,229
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$8,550	$7,595
Accounts payable	49,151	46,705
Accrued liabilities	70,624	75,143
Income taxes payable	8,139	1,813
Total current liabilities	136,464	131,256
LONG-TERM DEBT, net of current portion	97,216	111,895
DEFERRED INCOME TAXES	62,288	63,746
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 13,636,695 and 13,760,042 issued and outstanding	137	138
Additional paid-in capital	167,935	168,905
Retained earnings	127,960	114,289
Total shareholders’ equity	296,032	283,332
	$592,000	$590,229

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2005	2004	2005	2004

SALES	$220,993	$191,129	$430,908	$372,658

COST OF SALES	166,928	144,019	325,040	280,676

Gross profit	54,065	47,110	105,868	91,982

SELLING EXPENSES	22,513	19,705	44,543	39,226

GENERAL AND ADMINISTRATIVE EXPENSES	15,104	13,808	29,463	26,656

Operating income	16,448	13,597	31,862	26,100

INTEREST EXPENSE, net	1,426	1,389	2,790	2,796

Income before taxes	15,022	12,208	29,072	23,304

INCOME TAXES	5,689	4,639	11,010	8,911

Net income	$9,333	$7,569	$18,062	$14,393

BASIC EARNINGS PER SHARE	$.68	$.56	$1.31	$1.06
DILUTED EARNINGS PER SHARE	$.66	$.53	$1.27	$1.01

SHARES USED TO COMPUTE EARNINGS PER SHARE

Basic	13,754	13,618	13,761	13,601
Diluted	14,166	14,222	14,197	14,189

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30
	2005	2004

OPERATING ACTIVITIES
Net income	$18,062	$14,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,382	19,719
Deferred income tax provision	(766)	1,073
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(9,906)	(7,527)
Inventories	(2,008)	(6,208)
Prepaid expenses	1,151	856
Other assets	(523)	(776)
Accounts payable and accrued liabilities	(3,824)	2,484
Income taxes payable	6,682	5,588
Net cash provided by operating activities	31,250	29,602

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(1,235)	(2,209)
Purchases of property and equipment	(6,557)	(6,630)
Proceeds from asset dispositions	1,256	627
Net cash used in investing activities	(6,536)	(8,212)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	23,758	13,077
Payments on bank credit facilities	(38,522)	(5,445)
Payments on term equipment notes and other debt	(3,681)	(31,506)
Payments to repurchase and retire common stock	(6,410)	—
Proceeds from exercise of stock options	692	1,166
Net cash used in financing activities	(24,163)	(22,708)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	551	(1,318)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,752	10,472
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,303	$9,154

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and percentages)

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively, the “Company”).  All intercompany accounts and transactions have been eliminated.  Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included.  Operating results for the six months ended September 30, 2005 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2005 has been derived from the 2005 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC in June 2005.

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

Reclassification – Certain reclassifications of prior period’s data have been made to conform to current period reporting.

Revenue Recognition – The Company recognizes revenue upon delivery of each job, except for “bill and hold transactions,” in which case such revenue is recognized when all of the service delivery criteria are fully met as per Staff Accounting Bulletin 104 issued by the SEC. Losses, if any, on jobs are recognized at the earliest date such amount is determinable.

Inventories—Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. The carrying values of inventories are set forth below:

	September 30,	March 31,
	2005	2005

Raw materials	$11,003	$11,863
Work in progress	23,861	21,518
Finished goods	4,081	3,768
	$38,945	$37,149

Earnings Per Share – Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options outstanding.

Supplemental Cash Flow Information — The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. Certain of the Company’s capital expenditures are considered to be non-cash transactions, including for the six months ended September 30, 2005, $4,721 which was financed using term notes (see Note 3. Long-Term Debt) and $1,744 which was accrued as a current liability in the accompanying consolidated balance sheet. For the six months ended September 30, 2005, the Company paid cash for interest and income taxes, net of refunds, totaling $2,679 and $5,117. For the six months ended September 30, 2004, the Company paid cash for interest and income taxes, net of refunds, totaling $2,900 and $1,684.

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

Had the Company used the fair value-based method of accounting for the Plan prescribed by SFAS No. 123 and charged compensation expense against net income over the vesting period based on the fair value of options at the date of grant, net income and earnings per share as reported would have been reduced to the following pro forma amounts:

	Three Month Ended September 30		Six Months Ended September 30
	2005	2004	2005	2004

Net income as reported	$9,333	$7,569	$18,062	$14,393
Less: Pro forma compensation expense	(492)	(368)	(1,041)	(658)
Pro forma net income	$8,841	$7,201	$17,021	$13,735

Basic Earnings Per Share:
Net income as reported	$.68	$.56	$1.31	$1.06
Less: Pro forma compensation expense	(.03)	(.03)	(.07)	(.05)
Pro forma net income	$.65	$.53	$1.24	$1.01

Diluted Earnings Per Share:
Net income as reported	$.66	$.53	$1.27	$1.01
Less: Pro forma compensation expense	(.03)	(.02)	(.07)	(.04)
Pro forma net income	$.63	$.51	$1.20	$.97

2.  ACQUISITIONS

During the six months ended September 30, 2005, the Company paid cash totaling $465 to acquire the operations and assets of one business, which was immediately merged into another existing operation of the Company. Additionally, the Company paid cash totaling $769 in connection with finalization of certain working capital adjustments related to the Company’s fiscal 2005 acquisitions. Based on certain additional information received regarding the fiscal 2005 acquisitions, $2,513 of purchase value previously attributed to property and equipment was allocated to goodwill and a preliminary allocation of $6,000 was made from goodwill to intangible assets other than goodwill in the six month period ended September 30, 2005.  Intangible assets other than goodwill are reflected in Other Assets in the accompanying consolidated balance sheet. The Company is awaiting additional information concerning certain asset and liability valuations in order to finalize the allocation of purchase price for certain of the Company’s fiscal 2005 and 2006 acquisitions, and expects to receive such information no later than one year following the respective dates of the acquisitions.

On October 3, 2005, the Company announced that it had entered into a non-binding letter of intent to acquire Graphcom, Inc. in Atlanta, Georgia.  The completion of this transaction, which is subject to certain conditions, is expected to occur by December 31, 2005.

3.  LONG-TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	September 30, 2005	March 31, 2005
Bank credit facilities	$55,431	$70,195
Term equipment notes	34,195	32,295
Other	16,140	17,000
	105,766	119,490
Less: current portion	(8,550)	(7,595)
	$97,216	$111,895

The Company’s primary bank credit facility (as amended and restated, the “Credit Agreement”) is composed of a $150,000 revolving credit facility that will mature in July 2007. At September 30, 2005, outstanding borrowings under the Credit Agreement were $46,000 and accrued interest at a weighted average rate of 5.98%.

The proceeds from borrowings under the Credit Agreement can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to .75%. The Company is also required to pay an annual commitment fee ranging from .275% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At September 30, 2005, the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .275%.

The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at September 30, 2005.

In addition to the Credit Agreement, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. One facility expires in November 2005 while the other facility expires in November 2006. At September 30, 2005, borrowings outstanding under the Auxiliary Bank Facilities totaled $9,431 and accrued interest at a weighted average rate of 5.22%. Because the Company currently has the ability to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in November 2005 and plans to do so, such borrowings are classified as long-term debt in the accompanying consolidated balance sheet at September 30, 2005. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.

The Company’s term equipment notes consist primarily of notes payable pursuant to financing agreements between the Company and various lenders (the “Lender Notes”) and between the Company and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At September 30, 2005, outstanding borrowings under the Lender Notes totaled $20,071 and accrued interest at a weighted average rate of 5.06%. The Lender Notes provide for fixed monthly principal payments plus interest (at fixed rates) for defined periods of up to seven years from the date of issuance, and are secured by certain equipment of the Company. At September 30, 2005, outstanding borrowings under the Equipment Notes totaled $12,592 and accrued interest at a weighted average rate of 5.93%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by the equipment which was concurrently purchased from the manufacturer. At September 30, 2005, the remaining balance of term equipment notes totaling $1,532 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Credit Agreement places certain limitations on the amount of additional term note obligations the Company may incur in the future.

The Company’s remaining debt obligations consist of a mortgage totaling $4,889, a promissory note totaling $2,674, industrial revenue bonds totaling $7,495 and various other debt obligations totaling $1,082. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

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

The following discussion of the financial condition and performance of our Company should be read in conjunction with the consolidated financial statements included herein and the consolidated financial statements and related notes and other detailed information regarding our Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and other reports filed by us with the Securities and Exchange Commission. Operating results for the six months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2006 or any periods thereafter.

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

Our Strategy

We are focused on adding value to our printing businesses by providing the financial and operational strengths, management support and technological advantages associated with a national organization. Our strategy currently includes the following initiatives to generate sales and profit growth:

•              Internal Sales Growth—We seek to use our competitive advantages to expand market share. We continue to pursue additional experienced sales professionals, invest in new equipment and technology, expand our national accounts customer base and develop new and expanded print-related services.

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

Results of Operations

The following table sets forth our Company’s unaudited condensed consolidated income statements for the periods indicated:

	Three Months Ended September 30		Six Months Ended September 30
	2005	2004	2005	2004
	(In millions)		(In millions)
Sales	$221.0	$191.1	$430.9	$372.7
Cost of sales	166.9	144.0	325.0	280.7
Gross profit	54.1	47.1	105.9	92.0
Selling expenses	22.5	19.7	44.5	39.2
General and administrative expenses	15.2	13.8	29.5	26.7
Operating income	16.4	13.6	31.9	26.1
Interest expense, net	1.4	1.4	2.8	2.8
Income before taxes	15.0	12.2	29.1	23.3
Income taxes	5.7	4.6	11.0	8.9
Net Income	$9.3	$7.6	$18.1	$14.4

The following table sets forth the components of income expressed as a percentage of sales for the periods indicated:

	As a Percentage of Sales		As a Percentage of Sales
	Three Months Ended September 30		Six Months Ended September 30
	2005	2004	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.5	75.4	75.4	75.3
Gross profit	24.5	24.6	24.6	24.7
Selling expenses	10.2	10.3	10.3	10.5
General and administrative expenses	6.9	7.2	6.9	7.2
Operating income	7.4	7.1	7.4	7.0
Interest expense, net	0.6	0.7	0.6	0.7
Income before taxes	6.8	6.4	6.8	6.3
Income taxes	2.6	2.4	2.6	2.4
Net Income	4.2%	4.0%	4.2%	3.9%

Our sales and expenses during the periods shown were impacted by the acquisition of eight printing businesses in fiscal 2005 and one printing business in fiscal 2006. In accordance with the purchase method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. Accordingly, acquisitions affect our financial results in any current year period compared to the prior year period by (i) the full-period impact of prior year acquisitions (as compared to the partial period impact in the prior year) and (ii) the partial-period impact of current year acquisitions, and is referred to below as “incremental impact of acquisitions.”

Comparative Analysis of Consolidated Income Statements for the Three Months Ended September 30, 2005 and 2004

Sales for the quarter ended September 30, 2005 increased $29.9 million or 16% to $221.0 million from $191.1 million in the same period last year. After taking into account the $5.0 million sales impact in the 2004 quarter from election-related printing, our 2005 quarterly sales increase was $34.9 million, or 19%, which reflects $30.6 million incremental impact of acquisitions and $4.3 million, or 2.2%, from internal sales growth.  National sales were a significant component of our overall internal sales growth for the quarter. As a whole, national sales accounted for 7% of our revenue in the quarter ended September 30, 2005, up from 5% in the prior year.

For the quarter ended September 30, 2005, gross profit margin decreased slightly to 24.5% as compared to the same period last year and, coupled with our overall sales increase, resulted in a $7.0 million increase in gross profit for the quarter.

Selling expenses for the quarter ended September 30, 2005 increased $2.8 million or 14% from $19.7 million for the same period last year. The increase is directly attributable to the increased sales levels noted above. As a percentage of sales, selling expenses decreased slightly to 10.2% as compared to 10.3% for the same period last year.

General and administrative expenses for the quarter ended September 30, 2005 increased $1.4 million or 9% from $13.8 million in the same period last year, due principally to the incremental impact of acquisitions. Our continuing efforts to control costs, together with the relatively fixed nature of corporate overhead, enabled us to gain additional leverage on our sales, resulting in a slight decrease in our general and administrative expenses as a percentage of sales to 6.9% as compared to 7.2% for the same period last year.

Interest expense for the quarter ended September 30, 2005 remained constant at $1.4 million from the same period last year, as debt levels were generally comparable year-over-year.

We provided for income taxes for the quarter ended September 30, 2005 of $5.7 million, reflecting an effective tax rate of 37.9% as compared to a slightly higher effective tax rate of 38.0% for the same period last year.

Comparative Analysis of Consolidated Income Statements for the Six Months Ended September 30, 2005 and 2004

Sales for the six months ended September 30, 2005 increased $58.2 million or 16% to $430.9 million from $372.7 million in the same period last year. After taking into account the $5.0 million sales impact in the prior year from election-related printing, our 2005 year to date sales increase was $63.2 million, or 17%, which reflects $59.4 million incremental impact of acquisitions and $3.8 million, or 1%, from internal sales growth.  National sales were a significant component of our overall internal sales growth in the current year. As a whole, national sales accounted for 7% of our revenue in the six months ended September 30, 2005, up from 5% in the prior year.

For the six months ended September 30, 2005, gross profit margin decreased slightly to 24.6% as compared to the same period last year and, coupled with our overall sales increase, resulted in a $13.9 million increase in gross profit for the six month 2005 period.

Selling expenses for the six months ended September 30, 2005 increased 14% to $44.5 million from $39.2 million in the same period last year. The increase for the six month period of this fiscal year is directly attributable to the increased sales levels noted above. As a percentage of sales, selling expenses for the six months ended September 30, 2005 decreased slightly to 10.3% as compared to 10.5% for the same period last year.

General and administrative expenses for the six months ended September 30, 2005 increased $2.8 million or 11% to $29.5 million from $26.7 million in the same period last year, due principally to the incremental impact of acquisitions. Our continuing efforts to control costs, together with the relatively fixed nature of corporate overhead, enabled us to gain additional leverage on our sales, resulting in the decrease in our general and administrative expenses as a percentage of sales, which decreased to 6.9% for the six months ended September 30, 2005, from 7.2% for the same period last year.

Interest expense for the six months ended September 30, 2005 remained constant at $2.8 million from the same period last year, as debt levels were generally comparable year-over-year.

We provided for income taxes for the six months ended September 30, 2005 of $11.0 million, reflecting an effective tax rate of 37.9% as compared to an effective tax rate of 38.2% for the same period last year.

Liquidity and Capital Resources

Sources and Uses of Cash

Our historical sources of cash have primarily been cash provided by operations or borrowings under various bank credit facilities. Our historical uses of cash have been for acquisitions of printing businesses, capital expenditures, payment of principal and interest on outstanding debt obligations and on occasion repurchases of our common stock. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our consolidated statements of cash flows and notes thereto included in Item 1. Financial Statements:

	Six Months Ended September 30
	2005	2004
	(In millions)
Net cash provided by operating activities	$31.3	$29.6
Acquisitions of businesses	(1.2)	(2.2)
Capital expenditures, net of proceeds from asset dispositions (1)	(5.3)	(6.0)
Net proceeds (payments) under bank credit facilities	(14.8)	7.6
Net payments on term equipment notes and other debt	(3.7)	(31.5)
Payments to repurchase and retire common stock	(6.4)	—

(1) Excludes capital expenditures of $6.5 million in the six month period ended September 30, 2005 and $4.4 million in the six month period ended September 30, 2004, which were directly financed and/or accrued as a current liability in such periods.

Additionally, our cash position, working capital and debt obligations are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto included in Item 1. Financial Statements:

	September 30, 2005	March 31, 2005
	(In millions)
Cash and cash equivalents	$8.3	$7.8
Working capital, inclusive of cash and cash equivalents	70.8	64.2
Total debt obligations	105.8	119.5

During the six months ended September 30, 2005, net cash provided by operating activities increased by $1.7 million as compared to the same period last year. This increase was the result of a $4.5 million relative increase in net cash provided by operating activities excluding working capital changes, net of effects of acquisitions, offset by a relative decrease in working capital changes of $2.8 million.  As with prior periods, we have continued our strategy to further strengthen our financial position by primarily using cash flow in excess of our requirements for acquisitions and capital expenditures to make payments on outstanding debt obligations.  In addition, as discussed below, the Company paid $6.4 million to repurchase and retire 164,100 shares of its common stock in the second quarter of the current fiscal year.

We believe that our cash flow provided by operations will be adequate to cover our fiscal 2006 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our primary bank credit facility or the issuance of additional term equipment notes.

We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. There can be no assurance that we will be able to acquire additional printing businesses on terms acceptable to us. On October 3, 2005, the Company announced that it had entered into a non-binding letter of intent to acquire Graphcom, Inc. in Atlanta, Georgia.  The completion of this transaction, which is subject to certain conditions, is expected to occur by December 31, 2005.

We expect to fund future acquisitions, including Graphcom, through cash flow provided by operations and/or additional borrowings. We have on occasion in the past issued our common stock as purchase price consideration in our acquisitions.  Although we may issue common stock for such purposes in the future, we do not expect to do so in the near term because of our current financial liquidity and capability to utilize cash or make additional borrowings instead of issuing common stock.  The extent to which we will be willing or able to use our common stock in the future to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment for the acquisition price, as well as our financial liquidity and available financing options.

In May 2004, our Board of Directors approved a common stock share repurchase program, providing for the repurchase of up to one million shares of our stock, not to exceed $40.0 million in the aggregate, in open-market or block purchase transactions through March 31, 2006. We expect to fund any repurchases under the program through cash flow provided by operations or additional borrowings under our primary bank credit facility. The amount and timing of any purchases will depend upon a number of factors, including the Company’s liquidity and potential alternative uses of our capital resources, the price and availability of our shares, general market conditions and certain repurchase restrictions in our primary bank credit facility, which limit us to repurchases not to exceed $75.0 million in the aggregate. During the quarter ended September 30, 2005, we repurchased 164,100 shares of our common stock at a total cost of $6.4 million. There can be no assurance that we will continue to repurchase any of our common stock, and if so, whether we will be able to do so on terms acceptable to us.

Debt Obligations

Our primary bank credit facility (as amended and restated, the “Credit Agreement,”) is composed of a $150.0 million revolving credit facility that will mature in July 2007. At September 30, 2005, borrowings outstanding under the Credit Agreement were $46.0 million and accrued interest at a weighted average rate of 5.98%.

The proceeds from borrowings under the Credit Agreement can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to .75%. We are also required to pay an annual commitment fee ranging from .275% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At September 30, 2005, the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .275%.

We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at September 30, 2005. In the event that we are unable to remain in compliance with these covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be re-classified as a current liability. In the event that we were to be unable to obtain a waiver, re-negotiate or re-finance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would be the result. Based on our view of current market and business conditions and our expectations regarding our future operating results and cash flows, we believe that we will be able to remain in compliance with these covenants and financial tests in the foreseeable future.

In addition to the Credit Agreement, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million. One facility expires in November 2005 while the other facility expires in November 2006. At September 30, 2005, borrowings outstanding under the Auxiliary Bank Facilities totaled

$9.4 million and accrued interest at a weighted average rate of 5.22%. Because we currently have the ability to refinance the borrowings outstanding under the Auxiliary Bank Facility expiring in November 2005 and plan to do so, such borrowings are classified as long-term debt in our consolidated balance sheet at September 30, 2005. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.

Our term equipment notes consist primarily of notes payable pursuant to financing agreements between us and various lenders (the “Lender Notes”) and between us and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At September 30, 2005, outstanding borrowings under the Lender Notes totaled $20.1 million and accrued interest at a weighted average rate of 5.06%. The Lender Notes provide for fixed monthly principal payments plus interest (at fixed rates) for defined periods of up to seven years from the date of issuance, and are secured by certain equipment of the Company. At September 30, 2005, outstanding borrowings under the Equipment Notes totaled $12.6 million and accrued interest at a weighted average rate of 5.93%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by equipment which was concurrently purchased from the manufacturer. At September 30, 2005, the remaining balance of term equipment notes totaling $1.5 million primarily consist of various secured debt obligations assumed by us in connection with certain prior year acquisitions. We are not subject to any significant financial covenants in connection with any of the term equipment notes. The Credit Agreement places certain limitations on the amount of additional term note obligations we may incur in the future; however, we do not anticipate that these limitations will restrict our ability to make any of our remaining planned 2006 capital expenditures.

Our other debt obligations consist of a mortgage of $4.9 million, a promissory note totaling $2.7 million, industrial revenue bonds totaling $7.5 million and various other debt obligations totaling $1.1 million. We do not have any significant financial covenants or restrictions associated with these other debt obligations.

Contractual Obligations and Other Commitments

Operating Leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $58.2 million as of September 30, 2005.

Letters of Credit — In connection with our assumption of obligations under outstanding industrial revenue bonds related to certain prior year acquisitions of printing businesses, which are reflected as debt in the accompanying consolidated financial statements, we had four letters of credit outstanding as of September 30, 2005 for a combined total of $7.8 million.  In addition, we had two other letters of credit totaling $0.6 million outstanding as of September 30, 2005. All of these letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in July 2007, and we may be required to obtain replacement letters of credit at that time.

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

Receivables, net of valuation allowance – Accounts receivable at September 30, 2005 were $146.4 million, net of a $3.7 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by contraction in the economy or other factors beyond our control. Changes in our estimates of collectibility could have a material adverse affect on our consolidated financial condition or results of operations.

Goodwill – We evaluate the carrying value of our goodwill as of March 31st of each year, or at any time that management becomes aware of an indication of impairment. Our evaluation is based on certain data estimated by management to be indicators of future cash flows at each of our facilities. Estimating future cash flows requires judgments regarding future economic conditions, demand for services and pricing. Our evaluation also makes use of estimates of market multiples of cash flow at which transactions could be completed in the current market. If our estimates of future cash flows or market multiples prove to be materially inaccurate, an impairment charge could be necessary in future periods.

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

Insurance liabilities — We are self-insured for the majority of our workers’ compensation and group health insurance costs. Insurance claims liabilities have been accrued using a combination of our historical loss experience and subjective assessment of our future loss exposure, together with advice provided by administrators and consulting actuaries. The estimates of expected loss amounts are subject to uncertainties arising from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions, which could result in an increase or decrease in accrued costs in future periods for claim matters which occurred in a prior period.

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

Accounting for acquisitions – The allocations of purchase price to acquired assets and liabilities are initially based on estimates of fair value and is prospectively revised if and when additional information we are waiting for at the time of the initial allocations concerning certain asset and liability valuations is obtained, provided that such information is received no later than one year after the date of acquisition.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments that could expose our Company to market risk. However, we are exposed to market risk for changes in interest rates related primarily to our debt obligations, which as of September 30, 2005 include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of September 30, 2005, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

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

CONSOLIDATED GRAPHICS, INC.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, our Company is involved in litigation relating to claims arising out of its operations in the normal course of business. We maintain insurance coverages against certain types of potential claims in an amount which we believe to be adequate. Currently, we are not aware of any legal proceedings or claims pending against the Company that our management believes will have a material adverse effect on our financial condition or results of operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a common stock share repurchase program, providing for the repurchase of up to one million shares of its common stock, not to exceed $40.0 million in the aggregate, in open-market or block purchase transactions through March 31, 2006.  The following are details of repurchases under this program for the period covered by this report:

			Total Number
			of Shares	Maximum
			Repurchased	Number of Shares
			as Part of	that May Yet Be
	Total Number of	Average	Publicly	Repurchased
	Shares	Price Paid	Announced	Under the
Period	Repurchased (a)	per Share	Plans	Announced Plans

Repurchases from July 1, 2005 through July 31, 2005	—	—	—	1,000,000

Repurchases from August 1, 2005 through August 31, 2005	22,200	$39.85	22,200	977,800

Repurchases from September 1, 2005 through September 30, 2005	141,900	$38.94	141,900	835,900

Total	164,100	$39.07	164,100

(a)  All shares were purchased in open-market transactions. The Company’s common stock share repurchase program was announced in May 2004 and provides for the repurchase of up to one million shares of its common stock, not to exceed $40.0 million in the aggregate. The share repurchase program expires on March 31, 2006.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On July 28, 2005, the Company held its Annual Meeting of Shareholders. The following item was submitted to a vote of shareholders through the solicitation of proxies:

Election of Class III Directors

The following persons were elected to serve as Class III directors on the Company’s Board of Directors until the 2008 Annual Meeting of Shareholders or until their successors have been duly elected and qualified or until the earlier of their resignation or removal. Voting results were as follows:

	For	Against (1)

Joe R. Davis	9,441,188	4,282,465
Hugh N. West, M.D.	8,045,987	5,677,666

(1)   In determining the results of voting, abstentions or authorizations withheld and broker nonvotes have the same effect as a vote against the nominated director.

Directors continuing in office as Class I directors are Larry J. Alexander and Brady F. Carruth and as Class II directors are Gary L. Forbes and James H. Limmer.

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

CONSOLIDATED GRAPHICS, INC.

Dated: November 2, 2005	By:	/s/ G. Christopher Colville
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