Form 10-Q
period 2005-12-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2006-02-01
CIK 921500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accerlerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at January 15, 2006 was 13,682,973.

CONSOLIDATED GRAPHICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2005	March 31, 2005
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,284	$7,752
Accounts receivable, net	145,230	136,824
Inventories	36,927	37,149
Prepaid expenses	5,742	5,913
Deferred income taxes	7,599	7,843
Total current assets	205,782	195,481
PROPERTY AND EQUIPMENT, net	283,827	297,600
GOODWILL AND OTHER INTANGIBLE ASSETS, net	91,718	85,755
OTHER ASSETS	9,538	11,393
	$590,865	$590,229
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$8,846	$7,595
Accounts payable	50,230	46,705
Accrued liabilities	77,435	75,143
Income taxes payable	3,447	1,813
Total current liabilities	139,958	131,256
LONG-TERM DEBT, net of current portion	78,570	111,895
DEFERRED INCOME TAXES	64,981	63,746
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 13,682,973. and 13,760,042 issued and outstanding	137	138
Additional paid-in capital	169,487	168,905
Retained earnings	137,732	114,289
Total shareholders’ equity	307,356	283,332
	$590,865	$590,229

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2005	2004	2005	2004
SALES	$226,204	$208,640	$657,112	$581,298

COST OF SALES	170,472	157,077	495,512	437,753

Gross profit	55,732	51,563	161,600	143,545

SELLING EXPENSES	23,325	21,232	67,868	60,458

GENERAL AND ADMINISTRATIVE EXPENSES	15,091	14,140	44,554	40,796

Operating income	17,316	16,191	49,178	42,291

INTEREST EXPENSE, net	1,449	1,083	4,239	3,879

Income before taxes	15,867	15,108	44,939	38,412

INCOME TAXES	5,926	5,364	16,936	14,275

Net income	$9,941	$9,744	$28,003	$24,137

BASIC EARNINGS PER SHARE	$.73	$.71	$2.04	$1.77
DILUTED EARNINGS PER SHARE	$.71	$.68	$1.98	$1.70

SHARES USED TO COMPUTE EARNINGS PER SHARE

Basic	13,657	13,666	13,726	13,623
Diluted	14,093	14,258	14,146	14,180

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31
	2005	2004

OPERATING ACTIVITIES
Net income	$28,003	$24,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,994	32,001
Deferred income tax provision	1,251	1,202
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(7,451)	(4,380)
Inventories	527	(2,831)
Prepaid expenses	178	(730)
Other assets	(313)	(687)
Accounts payable and accrued liabilities	351	(783)
Income taxes payable	2,624	3,964
Net cash provided by operating activities	60,164	51,893

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(7,094)	(2,233)
Purchases of property and equipment	(8,961)	(9,623)
Proceeds from asset dispositions	2,019	1,503
Net cash used in investing activities	(14,036)	(10,353)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	25,300	58,470
Payments on bank credit facilities	(57,977)	(58,232)
Payments on term equipment notes and other debt	(5,950)	(48,947)
Payments to repurchase and retire common stock	(6,655)	—
Proceeds from exercise of stock options	1,686	2,177
Net cash used in financing activities	(43,596)	(46,532)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,532	(4,992)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,752	10,472
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,284	$5,480

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and percentages)

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively, the “Company”).  All intercompany accounts and transactions have been eliminated.  Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included.  Operating results for the nine months ended December 31, 2005 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2005 has been derived from the 2005 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC in June 2005.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including depreciation of property and equipment and amortization and impairment of intangible assets. The Company evaluates its estimates and assumptions on an ongoing basis and relies on historical experience and various other factors that it believes to be reasonable under the circumstances to determine such estimates. Because uncertainties with respect to estimates and assumptions are inherent in the preparation of financial statements, actual results could differ from these estimates.

Reclassification – Certain reclassifications of prior period’s data have been made to conform to current period reporting.

Revenue Recognition - The Company recognizes revenue upon delivery of each job, except for “bill and hold transactions,” in which case such revenue is recognized when all of the service delivery criteria are fully met as per Staff Accounting Bulletin 104 issued by the SEC. Losses, if any, on jobs are recognized at the earliest date such amount is determinable.

Inventories—Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. The carrying values of inventories are set forth below:

	December 31, 2005	March 31, 2005

Raw materials	$11,178	$11,863
Work in progress	21,723	21,518
Finished goods	4,026	3,768
	$36,927	$37,149

Goodwill and Other Intangible Assets, net – Goodwill totaled $80,628 at December 31, 2005 and represents the excess of our purchase cost over the fair value of the net assets of acquired businesses, net of previously recorded amortization and impairment expense.  The net book value of other intangible assets at December 31, 2005 was $11,090.  Other intangible assets consist primarily of the value assigned to such items as customer lists, customer contracts and tradenames in connection with the allocation of purchase price for acquisitions under Statement of Financial  Accounting Standards (“SFAS”) No. 142. Other intangible assets are generally amortized on a straight-line basis over periods of up to ten years.

Earnings Per Share – Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options outstanding.

Supplemental Cash Flow Information — The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. Certain of the Company’s capital expenditures are considered to be non-cash transactions, including for the nine months ended December 31, 2005, $6,553 which was financed using term notes (see Note 3. Long-Term Debt) and $1,744 which was accrued as a current liability in the accompanying consolidated balance sheet. For the nine months ended December 31, 2005, the Company paid cash for interest and income taxes, net of refunds, totaling $3,912 and $12,228. For the nine months ended December 31, 2004, the Company paid cash for interest and income taxes, net of refunds, totaling $3,912 and $8,262.

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

Pro forma information regarding net income and net income per share is required by the SFAS No. 123, Accounting for Stock-Based Compensation. The pro forma information has been determined as if the Company had accounted for its stock options under the fair value method. The following is a summary of the Company’s net income and earnings per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net income for future years since options vest over several years and additional awards are made each year.

Had the Company used the fair value-based method of accounting for the Plan prescribed by SFAS No. 123 and charged compensation expense against net income over the vesting period based on the fair value of options at the date of grant, net income and earnings per share as reported would have been reduced to the following pro forma amounts:

	Three Month Ended December 31		Nine Months Ended December 31
	2005	2004	2005	2004

Net income as reported	$9,941	$9,744	$28,003	$24,137
Less: Pro forma compensation expense	(474)	(311)	(1,515)	(969)
Pro forma net income	$9,467	$9,433	$26,488	$23,168

Basic Earnings Per Share:
Net income as reported	$.73	$.71	$2.04	$1.77
Less: Pro forma compensation expense	(.03)	(.02)	(.10)	(.07)
Pro forma net income	$.70	$.69	$1.94	$1.70

Diluted Earnings Per Share:
Net income as reported	$.71	$.68	$1.98	$1.70
Less: Pro forma compensation expense	(.03)	(.02)	(.10)	(.06)
Pro forma net income	$.68	$.66	$1.88	$1.64

SFAS No. 123(R), Share-Based Payment, was issued in December 2004 and replaces SFAS No. 123, and supercedes APB Opinion No. 25.  SFAS No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award.  SFAS No. 123(R) becomes effective for the Company at the beginning of fiscal 2007. The Company expects that the impact of adopting the SFAS No. 123(R) will be materially consistent with the pro forma expense (discussed above), adjusted for future vesting occurrences, grants, cancellations and exercises of stock options, that have been previously disclosed in accordance with SFAS No. 123.

2.  ACQUISITIONS

During the nine months ended December 31, 2005, the Company paid cash totaling $6,310 to acquire the operations and assets of three businesses, two of which were immediately merged into other existing operations of the Company. The preliminary allocation of the purchase price of the businesses acquired include current assets of $1,819, property and equipment of $1,645, goodwill and other intangible assets of $4,192 and other assets of $130 less current liabilities of $1,476. Additionally, the Company paid cash totaling $784 in connection with finalization of certain working capital adjustments related to the Company’s fiscal 2005 acquisitions. Based on certain additional information received regarding the fiscal 2005 acquisitions, $2,513 of purchase price previously attributed to property and equipment was allocated to goodwill and an allocation of $8,844 was made from goodwill to intangible assets other than goodwill in the nine month period ended December 31, 2005.  The Company is awaiting additional information concerning certain asset and liability valuations in order to finalize the allocation of purchase price for certain of the Company’s 2006 acquisitions, and expects to receive such information no later than one year following the respective dates of the acquisitions.

In November 2005, the Company announced that it had entered into a non-binding letter of intent to acquire an affiliated group of commercial printing companies operating as Nies/Artcraft Printing, Valcour Printing, and Impression Label in St. Louis, Missouri. The completion of this transaction, which is subject to certain conditions, is expected to occur by the end of the 2006 fiscal year.

3.  LONG-TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	December 31, 2005	March 31, 2005
Bank credit facilities	$37,518	$70,195
Term equipment notes	34,460	32,295
Other	15,438	17,000
	87,416	119,490
Less: current portion	(8,846)	(7,595)
	$78,570	$111,895

The Company’s primary bank credit facility (as amended and restated, the “Credit Agreement”) is composed of a $150,000 revolving credit facility that will mature in July 2007. At December 31, 2005, outstanding borrowings under the Credit Agreement were $30,000 and accrued interest at a weighted average rate of 6.1%.

The proceeds from borrowings under the Credit Agreement can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus ..50%) plus a margin of up to .75%. The Company is also required to pay an annual commitment fee ranging from .275% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At December 31, 2005, the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .275%.

The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at December 31, 2005.

In addition to the Credit Agreement, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. One facility expires in November 2006 while the other facility expires in December 2006. At December 31, 2005, borrowings outstanding under the Auxiliary Bank Facilities totaled $7,518 and accrued interest at a weighted average rate of 5.6%. Because the Company currently has the ability to refinance borrowings outstanding under the Auxiliary Bank Facilities expiring in November and December 2006 and plans to do so, such borrowings are classified as long-term debt in the accompanying consolidated balance sheet at December 31, 2005. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.

The Company’s term equipment notes consist primarily of notes payable pursuant to financing agreements between the Company and various lenders (the “Lender Notes”) and between the Company and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At December 31, 2005, outstanding borrowings under the Lender Notes totaled $20,843 and accrued interest at a weighted average rate of 5.1%. The Lender Notes provide for fixed monthly principal payments plus interest (at fixed rates) for defined periods of up to seven years from the date of issuance, and are secured by certain equipment of the Company. At December 31, 2005, outstanding borrowings under the Equipment Notes totaled $12,177 and accrued interest at a weighted average rate of 5.9%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by the equipment which was concurrently purchased from the manufacturer. At December 31, 2005, the remaining balance of term equipment notes totaling $1,440 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Credit Agreement places certain limitations on the amount of additional term note obligations the Company may incur in the future.

The Company’s remaining debt obligations consist of a mortgage totaling $4,844, a promissory note totaling $2,685, industrial revenue bonds totaling $6,995 and various other debt obligations totaling $914. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

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

The following discussion of the financial condition and performance of our Company should be read in conjunction with the consolidated financial statements included herein and the consolidated financial statements and related notes and other detailed information regarding our Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and other reports filed by us with the Securities and Exchange Commission. Operating results for the nine months ended December 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2006 or any periods thereafter.

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

Nature of Our Services

We are a service business that utilizes sophisticated technology and equipment to produce and deliver high quality printed documents, materials and products for our customers to their specification and design, including all content. The scope and extent of services provided to our customers typically varies for each individual order we receive, depending on customer-specific factors including the intended uses for the printed materials. Furthermore, each of our printing businesses generally is capable of providing the complete range of our services to their customers who include fulfillment, mailing or other print-related services. They may also use our Internet-based e-commerce solutions, marketed under the “CGX Solutions” trademark which are complementary to the production and delivery of the printed materials. Collectively, all of these discrete capabilities comprise a “comprehensive range of printing services” for which we typically charge an “all-inclusive” fee.  Accordingly, for financial reporting purposes, we report our revenues and results of operations as a single segment.

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

Results of Operations

The following table sets forth our Company’s unaudited condensed consolidated income statements for the periods indicated:

	Three Months Ended December 31		Nine Months Ended December 31
	2005	2004	2005	2004
	(In millions)		(In millions)
Sales	$226.2	$208.6	$657.1	$581.3
Cost of sales	170.5	157.1	495.5	437.7
Gross profit	55.7	51.5	161.6	143.6
Selling expenses	23.3	21.2	67.9	60.5
General and administrative expenses	15.1	14.1	44.6	40.8
Operating income	17.3	16.2	49.1	42.3
Interest expense, net	1.4	1.1	4.2	3.9
Income before taxes	15.9	15.1	44.9	38.4
Income taxes	6.0	5.4	16.9	14.3
Net Income	$9.9	$9.7	$28.0	$24.1

The following table sets forth the components of income expressed as a percentage of sales for the periods indicated:

	As a Percentage of Sales		As a Percentage of Sales
	Three Months Ended December 31		Nine Months Ended December 31
	2005	2004	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.4	75.3	75.4	75.3
Gross profit	24.6	24.7	24.6	24.7
Selling expenses	10.3	10.2	10.3	10.4
General and administrative expenses	6.6	6.8	6.8	7.0
Operating income	7.7	7.7	7.5	7.3
Interest expense, net	0.7	0.5	0.6	0.7
Income before taxes	7.0	7.2	6.9	6.6
Income taxes	2.6	2.5	2.6	2.4
Net Income	4.4%	4.7%	4.3%	4.2%

Our sales and expenses during the periods shown were impacted by the acquisition of eight printing businesses in fiscal 2005 and three printing businesses in fiscal 2006. In accordance with the purchase method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. Accordingly, acquisitions affect our financial results in any current year period compared to the prior year period by (i) the full-period impact of prior year acquisitions (as compared to the partial period impact in the prior year) and (ii) the partial-period impact of current year acquisitions, and is referred to below as “incremental impact of acquisitions.”

Comparative Analysis of Consolidated Income Statements for the Three Months Ended December 31, 2005 and 2004

Sales for the quarter ended December 31, 2005 increased $17.6 million or 8% to $226.2 million from $208.6 million in the same period last year. After taking into account the $13.0 million sales impact in the 2004 quarter from election-related printing, our 2005 quarterly sales increase was $30.6 million, or 16%, which reflects a $29.0 million increase from the incremental impact of acquisitions and $1.6 million, or 1%, from internal sales growth.  National sales were a significant component of our overall internal sales growth for the quarter. As a whole, national sales accounted for 8% of our revenue in the quarter ended December 31, 2005, up from 6% in the prior year.

For the quarter ended December 31, 2005, gross profit margin decreased slightly to 24.6% as compared to the same period last year. Because of the overall increase in sales discussed above, gross profit for the quarter increased by $4.2 million.

Selling expenses for the quarter ended December 31, 2005 increased $2.1 million or 10% from $21.2 million for the same period last year. The increase is directly attributable to the increased sales levels noted above. As a percentage of sales, selling expenses increased slightly to 10.3% as compared to 10.2% for the same period last year.

General and administrative expenses for the quarter ended December 31, 2005 increased $1.0 million or 7% from $14.1 million in the same period last year, due principally to the incremental impact of acquisitions. Our continuing efforts to control costs, together with the relatively fixed nature of corporate overhead, enabled us to gain additional leverage on our sales, resulting in a decrease in our general and administrative expenses as a percentage of sales to 6.6% as compared to 6.8% for the same period last year.

Interest expense for the quarter ended December 31, 2005 increased to $1.4 million from $1.1 million in the same period last year due to slightly higher overall debt levels and a generally prevailing rising interest rate environment.

We provided for income taxes for the quarter ended December 31, 2005 of $6.0 million, reflecting an effective tax rate of 37.3% as compared to a lower effective tax rate of 35.5% for the same period last year.  The effective rate in the prior period reflected a benefit due to a revision in our estimate of the effective tax rate for the full year of fiscal 2005.

Comparative Analysis of Consolidated Income Statements for the Nine Months Ended December 31, 2005 and 2004

Sales for the nine months ended December 31, 2005 increased $75.8 million or 13% to $657.1 million from $581.3 million for the same period last year. After taking into account the $18.0 million sales impact in the prior year from election-related printing, our sales increase for the nine months ended December 31, 2005, was $93.8 million, or 17%, which reflects a $88.4 million increase from the incremental impact of acquisitions and $5.4 million, or 1%, from internal sales growth.  National sales were a significant component of our overall internal sales growth in the current year. As a whole, national sales accounted for 7% of our revenue in the nine months ended December 31, 2005, up from 6% in the prior year.

For the nine months ended December 31, 2005, gross profit margin decreased slightly to 24.6% as compared to the same period last year.  Because of the overall increase in sales discussed above, gross profit for the nine months ended December 31, 2005 increased by $18.0 million.

Selling expenses for the nine months ended December 31, 2005 increased $7.4 million or 12% to $67.9 million from $60.5 million for the same period last year. The increase for the nine month period of this fiscal year is directly attributable to the increased sales levels noted above. As a percentage of sales, selling expenses for the nine months ended December 31, 2005 decreased slightly to 10.3% as compared to 10.4% for the same period last year.

General and administrative expenses for the nine months ended December 31, 2005 increased $3.8 million or 9% from $40.8 million for the same period last year, due principally to the incremental impact of acquisitions. Our continuing efforts to control costs, together with the relatively fixed nature of corporate overhead, enabled us to gain additional leverage on our sales, resulting in the decrease in our general and administrative expenses as a percentage of sales to 6.8% for the nine months ended December 31, 2005, compared to 7.0% for the same period last year.

Interest expense for the nine months ended December 31, 2005 increased slightly to $4.2 million from $3.9 million for the same period last year.  While debt levels were generally comparable year-over-year, a generally prevailing environment of rising interest rates resulted in the increase in interest expense in the current year.

We provided for income taxes for the nine months ended December 31, 2005 of $16.9 million, reflecting an effective tax rate of 37.7% as compared to a slightly lower effective tax rate of 37.2% for the same period last year.

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

	Nine Months Ended December 31
	2005	2004
	(In millions)
Net cash provided by operating activities	$60.2	$51.9
Acquisitions of businesses	(7.1)	(2.2)
Capital expenditures, net of proceeds from asset dispositions (1)	(6.9)	(8.1)
Net proceeds (payments) under bank credit facilities	(32.7)	.2
Net payments on term equipment notes and other debt	(6.0)	(48.9)
Payments to repurchase and retire common stock	(6.7)	—

(1) Excludes capital expenditures of $8.3 million in the nine month period ended December 31, 2005 and $10.8 million in the nine month period ended December 31, 2004, which were directly financed and/or accrued as a current liability in such periods.

Additionally, our cash position, working capital and debt obligations are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto included in Item 1. Financial Statements:

	December 31, 2005	March 31, 2005
	(In millions)
Cash and cash equivalents	$10.3	$7.8
Working capital, inclusive of cash and cash equivalents	65.8	64.2
Total debt obligations	87.4	119.5

During the nine months ended December 31, 2005, net cash provided by operating activities increased by $8.3 million as compared to the same period last year.  This increase was the result of (i) a $6.9 million relative increase in net cash provided by operating activities excluding working capital changes, net of effects of acquisitions, primarily due to a $3.9 million increase in net income and (ii) a relative increase in working capital changes of $1.4 million.  As with prior periods, we have continued our strategy to further strengthen our financial position by primarily using cash flow in excess of our requirements for acquisitions and capital expenditures to make payments on our outstanding debt obligations.  In addition, as discussed below, the Company paid $6.7 million to repurchase and retire 170,300 shares of its common stock during the nine month period ended December 31, 2005.

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

We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. There can be no assurance that we will be able to acquire additional printing businesses on terms acceptable to us. In November 2005, the Company announced that it had entered into a non-binding letter of intent to acquire an affiliated group of commercial printing companies operating as Nies/Artcraft Printing, Valcour Printing and Impression Label in St. Louis, Missouri (the “St. Louis Group”).  The completion of this transaction, which is subject to certain conditions, is expected to occur by the end of the 2006 fiscal year.

We expect to fund future acquisitions, including the St. Louis Group, through cash flow provided by operations and/or additional borrowings. We have on occasion in the past issued our common stock as purchase price consideration in our acquisitions.  Although we may issue common stock for such purposes in the future, we do not expect to do so in the near term because of our current financial liquidity and capability to utilize cash or make additional borrowings instead of issuing common stock.  The extent to which we will be willing or able to use our common stock in the future to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment for the acquisition price, as well as our financial liquidity and available financing options.

In May 2004, our Board of Directors approved a common stock share repurchase program, providing for the repurchase of up to one million shares of our stock, not to exceed $40.0 million in the aggregate, in open-market or block purchase transactions through March 31, 2006. We expect to fund any repurchases under the program through cash flow provided by operations or additional borrowings under our primary bank credit facility. The amount and timing of any purchases will depend upon a number of factors, including the Company’s liquidity and potential alternative uses of our capital resources, the price and availability of our shares, general market conditions and certain repurchase restrictions in our primary bank credit facility, which limit us to repurchases not to exceed $75.0 million in the aggregate. During the nine month period ended December 31, 2005, we repurchased 170,300 shares of our common stock at a total cost of $6.7 million. There can be no assurance that we will continue to repurchase any of our common stock, and if so, whether we will be able to do so on terms acceptable to us.

Debt Obligations

Our primary bank credit facility (as amended and restated, the “Credit Agreement,”) is composed of a $150.0 million revolving credit facility that will mature in July 2007. At December 31, 2005, borrowings outstanding under the Credit Agreement were $30.0 million and accrued interest at a weighted average rate of 6.1%.

The proceeds from borrowings under the Credit Agreement can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to ..75%. We are also required to pay an annual commitment fee ranging from .275% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At December 31, 2005, the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .275%.

We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at December 31, 2005. In the event that we are unable to remain in compliance with these covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be re-classified as a current liability. In the event that we were to be unable to obtain a waiver, re-negotiate or re-finance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would be the result. Based on our view of current market and business conditions and our expectations regarding our future operating results and cash flows, we believe that we will be able to remain in compliance with these covenants and financial tests in the foreseeable future.

In addition to the Credit Agreement, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million. One facility expires in November 2006 while the other facility expires in December 2006. At December 31, 2005, borrowings outstanding under the Auxiliary Bank Facilities totaled $7.5 million and accrued interest at a weighted average rate of 5.6%. Because we currently have the ability to refinance the borrowings outstanding under the Auxiliary Bank Facilities expiring in November and December 2006 and plan to do so, such borrowings are classified as long-term debt in our consolidated balance sheet at December 31, 2005. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.

Our term equipment notes consist primarily of notes payable pursuant to financing agreements between us and various lenders (the “Lender Notes”) and between us and the finance affiliate of a printing equipment manufacturer (the

“Equipment Notes”). At December 31, 2005, outstanding borrowings under the Lender Notes totaled $20.9 million and accrued interest at a weighted average rate of 5.1%. The Lender Notes provide for fixed monthly principal payments plus interest (at fixed rates) for defined periods of up to seven years from the date of issuance, and are secured by certain equipment of the Company. At December 31, 2005, outstanding borrowings under the Equipment Notes totaled $12.2 million and accrued interest at a weighted average rate of 5.9%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by equipment which was concurrently purchased from the manufacturer. At December 31, 2005, the remaining balance of term equipment notes totaling $1.4 million primarily consists of various secured debt obligations assumed by us in connection with certain prior year acquisitions. We are not subject to any significant financial covenants in connection with any of the term equipment notes. The Credit Agreement places certain limitations on the amount of additional term note obligations we may incur in the future; however, we do not anticipate that these limitations will restrict our ability to make any of our remaining planned 2006 capital expenditures.

Our other debt obligations consist of a mortgage of $4.8 million, a promissory note totaling $2.7 million, industrial revenue bonds totaling $7.0 million and various other debt obligations totaling $.9 million. We do not have any significant financial covenants or restrictions associated with these other debt obligations.

Contractual Obligations and Other Commitments

Operating Leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $54.7 million as of December 31, 2005.

Letters of Credit — In connection with our assumption of obligations under outstanding industrial revenue bonds related to certain prior year acquisitions of printing businesses, which are reflected as debt in the accompanying consolidated financial statements, we had four letters of credit outstanding as of December 31, 2005 for a combined total of $7.3 million.  In addition, we had one other letter of credit totaling $.1 million outstanding as of December 31, 2005. All of these letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in July 2007, and we may be required to obtain replacement letters of credit at that time.

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

Receivables, net of valuation allowance — Accounts receivable at December 31, 2005 were $145.2 million, net of a

$3.2 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by contraction in the economy or other factors beyond our control. Changes in our estimates of collectibility could have a material adverse affect on our consolidated financial condition or results of operations.

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

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments that could expose our Company to market risk. However, we are exposed to market risk for changes in interest rates related primarily to our debt obligations, which as of December 31, 2005 include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of December 31, 2005, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

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

CONSOLIDATED GRAPHICS, INC.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, our Company is involved in litigation relating to claims arising out of its operations in the normal course of business. We maintain insurance coverage against certain types of potential claims in an amount which we believe to be adequate. Currently, we are not aware of any legal proceedings or claims pending against the Company that our management believes will have a material adverse effect on our financial condition or results of operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a common stock share repurchase program, providing for the repurchase of up to one million shares of its common stock, not to exceed $40.0 million in the aggregate, in open-market or block purchase transactions through March 31, 2006.  The following are details of repurchases under this program for the period covered by this report:

Period	Total Number of Shares Repurchased (a)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Repurchased Under the Announced Plans

Repurchases from October 1, 2005 through October 31, 2005	6,200	$39.50	6,200	829,700

Repurchases from November 1, 2005 through November 30, 2005	—	—	—	829,700

Repurchases from December 1, 2005 through December 31, 2005	—	—	—	829,700

Total	6,200	$39.50	6,200

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

CONSOLIDATED GRAPHICS, INC.

Dated: February 1, 2006	By:	/s/ G. Christopher Colville
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