Form 10-K
period 2006-03-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2006-06-08
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2006
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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of  Securities Act.        Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                 Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                    Accelerated filer ☒                             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 30, 2005 (last business day of Consolidated Graphics, Inc.’s most recently completed second fiscal quarter):

COMMON STOCK, $.01 PAR VALUE—$505,490,775

The number of shares outstanding of the registrant’s common stock as of April 30, 2006:

COMMON STOCK, $.01 PAR VALUE—13,729,027

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on or about August  3, 2006, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Form 10-K.

CONSOLIDATED GRAPHICS, INC.

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2006

INDEX

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 2A	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Consolidated Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules
Signatures
Exhibit Index

PART I

Item 1. Business

In this annual report, the words “Consolidated Graphics,” “CGX,” the “Company,” “we,” “our” and “us” refer to Consolidated Graphics, Inc, collectively with our consolidated subsidiaries, unless the context indicates otherwise. Our fiscal year ends on March 31st.

Company Overview

Consolidated Graphics is a leading national provider of commercial printing services and is recognized as the largest sheetfed and digital commercial printing company in the United States. Our corporate headquarters are in Houston, Texas, and we currently operate 67 printing businesses spanning 26 states. Each of our printing businesses has a well-established operating history, more than 25 years in most cases.  Complementing the printing services we provide, we also offer (i) state-of-the-art fulfillment services from 12 fulfillment centers located at or near one of our printing businesses and (ii) proprietary digital technology solutions and e-commerce capabilities from two technology hubs located at our corporate headquarters and at one of our printing businesses in the Baltimore/Washington D.C. area.

Our sales are derived from providing commercial printing and print-related services. These services consist of (i) traditional print services, including electronic prepress, digital and offset printing, finishing, storage and delivery of high-quality printed documents which are custom manufactured to our customers’ design specifications; (ii) fulfillment and mailing services for such printed materials; and (iii) digital technology solutions and e-commerce capabilities that enable our customers to more efficiently procure and manage printed materials and/or design, procure, distribute, track and analyze results of printing-based marketing programs and activities. Examples of the types of documents we print for our customers include high-quality, multi-color marketing materials, product and capability brochures, point-of-purchase displays, direct mail pieces, shareholder communications, catalogs and training manuals.

The scope and extent of services provided to our customers typically varies for each individual order we receive, depending on customer-specific factors including the intended uses for the printed materials. Furthermore, each of our printing businesses generally is capable of providing the complete range of our services to its customers.  Accordingly, we do not operate our business in a manner that differentiates among our respective capabilities and services for financial or management reporting purposes, rather each of our printing businesses define a distinct reporting unit.

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

Industry Background

The printing industry is one of the largest industries in the United States, with total annual sales estimated to be in excess of $165 billion. The printing industry is comprised of many segments, including general commercial printing, newspapers, directories, book and magazine publishing, financial printing, business forms, greeting cards and stationery-type products. We operate in the general commercial printing segment of the industry which generates over $50 billion in annual U.S. sales based on available industry data. Most of the general commercial printing businesses operating in the United States today are privately-owned and individually generate less than $35 million in annual sales.

A consolidation trend in the general commercial printing industry emerged in the 1990’s as owners of medium-sized printing businesses (those with annual sales of $2 million to $35 million) sought to evaluate exit strategies and address new industry challenges. In order to limit personal financial risk, increase personal financial liquidity, facilitate retirement goals or obtain access to additional resources that would support the continued growth of their businesses, owners of these printing businesses became more willing to sell their companies to larger, better-capitalized companies. We have been an industry-leader in the consolidation trend since our initial public offering in 1994. We believe that there are very few companies that currently possess the comparable objective, financial strength and management expertise necessary to acquire such printing businesses.

Primary industry challenges faced by printing business owners include the need to make on-going investment in new technology and equipment and downturns in the economy. For example, most printing design and prepress activities are now accomplished in a digital environment. Prepress computer equipment based on a complete digital workflow, along with more sophisticated printing presses and finishing equipment, is more efficient, operates faster and requires less labor. General commercial printing businesses must make substantial capital investments over time in new equipment and technology in order to remain competitive in the industry but they may not have the financial resources to do so.

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

In general, changes in prevailing U.S. economic conditions significantly impact the commercial printing industry. To the extent weakness in the U.S. economy causes local and national corporations to reduce their spending on advertising and marketing materials, the demand for commercial printing services may be adversely affected. Further, compounding a potential decline in demand, competitive pricing pressures may occur and negatively impact the level of sales and profit margins throughout the industry.  Beginning around 2000, industry conditions experienced a significant downturn due in part to overcapacity caused by a high rate of investment by the overall industry in new technology and equipment, which was subsequently followed by a broad deterioration in the U.S. economy. We believe industry conditions have generally stabilized over the last 36 months as many competitors failed during the downturn, prior to the subsequent strengthening in the U.S. economy.

Competition

The commercial printing industry remains highly fragmented and most customers procure print services from local sources. Therefore, we compete primarily with locally-based printing companies for most print projects. Most of our competitors are privately-held, single location operations; however, some competitors are large corporations, both publicly and privately owned.

The major competitive factors in our business are:

•                                          Extent and quality of customer service, including ability to meet customer deadlines

•                                          Quality of finished materials

•                                          Cost structure

•                                          Financial strength

The ability to provide high-quality customer service is often dependent on production and distribution capabilities, along with the availability of equipment that is appropriate in size and function for a given project. We believe that our broad range of printing capabilities and services, along with our ability to use our national geographic footprint to serve customers on both a regional and national level, gives us a competitive advantage over smaller, local printing companies. Furthermore, the economic advantages created by our purchasing power, advanced technological capabilities and ability to utilize excess production capacity throughout our organization, enable our printing businesses to compete more effectively and provide faster turnaround times than our competitors. Our strong financial position enables us to invest in newer, more efficient technology and equipment and to make strategic acquisitions, which expands our industry-leading position in terms of locations, capabilities, and services.

Business Strategy

Our overall business strategy is to be the market leader in the commercial printing industry by combining the customer service and responsiveness of well-managed, local printing businesses with the competitive advantages provided by a national organization. Management at each of our printing businesses maintains responsibility for the day-to-day operations and profitability of their business, while continuing to strengthen and build new customer relationships in their respective markets. At the same time, our printing businesses are supported by the management expertise, purchasing power, technology investments, national sales and marketing and other operating advantages that exist because they are part of a large national organization.

Internal Sales Growth—Our printing businesses have numerous opportunities, individually and collectively, to achieve consistent, long-term sales growth at a rate that exceeds industry averages. Our current initiatives to drive internal sales growth include:

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

•                                          Capitalizing on our national presence and wide range of capabilities to pursue sole or preferred -source opportunities with national accounts.

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

Cost Savings—Because of our size and national presence, we leverage our economies of scale to obtain preferential pricing for paper and supplies used in the printing process and for newer, more efficient equipment. We have various national purchasing contracts in place with major suppliers and manufacturers. Our purchasing support staff continually monitor market conditions and negotiate pricing and other contractual terms with these vendors to maximize the cost savings we achieve under these agreements. In addition, we have centralized certain administrative services, such as human resources, treasury, tax and risk management, to generate cost savings.

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

Leadership Development—Our program to recruit, train and develop recent college graduates as printing sales and management professionals is an integral component of our growth strategy. Participants in our Leadership Development Program follow a curriculum that provides them with technical industry knowledge, coupled with general business, managerial and best practices training. Our Leadership Development Program is unique to the industry, and we believe it is a key factor in our ability to provide a high degree of quality customer service, as well as provide a pool of talent for future management positions at our printing businesses. As of April 30, 2006 we had 216 employees who were current participants in or graduates of this program, 14 of whom serve as the president of the printing business at which they are employed.

Printing Operations

We currently operate 67 printing businesses spanning 26 states, plus 12 fulfillment centers and two technology hubs.  Each printing business is operated as a wholly-owned subsidiary of our Company. We produce high-quality, custom-designed printed materials for a large base of customers in a broad cross-section of industries, the majority of which are located in the markets our printing businesses are based. In addition to providing a full range of prepress, digital and offset printing and finishing services, our printing businesses offer fulfillment and mailing services, as well as e-commerce software solutions and other print-related, value-added services.

Commercial Printing Services

In general, commercial printing includes developing printable content through electronic prepress services, reproducing images on paper using printing presses and providing comprehensive finishing and delivery services. We maintain flexible production schedules in order to react swiftly to our customers’ requirements. Many printing projects require fast turnaround times, from conception through delivery, and our printing businesses must be able to absorb unexpected or short-notice demands for our services when called upon to do so. Consequently, our printing businesses do not generally operate at full capacity.

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

We primarily use offset lithography to reproduce images on paper, which is the process that provides the highest quality, lowest cost printed materials for most run lengths. Short and medium-run commercial projects are generally printed on sheetfed presses, while longer-run projects are typically printed on web presses.  Digital printing is a smaller but fast-growing component of the general commercial printing industry that enables high quality, variable data customization (such as personalization by name, relationship or interests) on very short to medium-run projects.

Our printing businesses primarily use sheetfed printing presses, which are generally capable of printing up to 16 pages of letter-sized finished product on a 28 by 40 inch sheet of paper with eight pages on each side (known as a 16-page “signature”). Currently our printing businesses operate a total of 277 sheetfed presses capable of simultaneously printing from one to eight colors and are capable of running at speeds of up to 15,000 impressions an hour. We operate 38 half and full-size web printing presses which print up to 8 colors on a continuous roll of paper, print up to 32-page signatures on both sides of the paper at speeds of up to 50,000 impressions an hour and are also capable of folding, gluing and/or perforating the printed material in a single pass.  We also operate a total of 30 digital presses, including ten state-of-the-art Xerox iGen3 and four Kodak NexPress digital color presses with variable data processing capability.  Our finishing services include cutting, folding, binding and other operations necessary to finish printed materials according to customer specifications. Many of our printing businesses also offer specialty finishing capabilities, such as die-cutting, embossing, and foil stamping.

Print-related Services

By offering innovative print-related capabilities and e-commerce solutions that respond to the needs of our customers, we believe that our Company has a competitive advantage that will help us generate additional sales. We provide a variety of fulfillment services, which primarily include assembling, packaging, storing, and distributing printed promotional, educational, and training documents and materials on behalf of our customers. Many corporations utilize our fulfillment capabilities to help manage their inventories of printed materials, as well as to provide “just in time” assembly and delivery of printed materials to end users. Orders for fulfillment services are commonly received via proprietary, Internet-based print procurement and inventory management systems maintained by our printing businesses, as discussed below. Additionally, we provide extensive mailing services for printed materials, particularly consumer-direct marketing, advertising and promotional pieces produced for our customers.  We also offer a number of options for sorting, packaging, inkjet labeling and shipping of printed materials.

Utilizing our expertise in digital technology, we offer print-related e-commerce solutions that enable our customers to (i) streamline their print procurement process and improve their ability to manage the printed materials they order and (ii) design, procure, distribute, track and analyze results of printing-based marketing programs and activities.  Most of these e-commerce solutions are Internet-based, and like the printed materials we produce, are customized to the specific needs of our customers. For marketing purposes, we refer to our e-commerce capabilities using the “CGXSolutions” trademark. The key e-commerce capabilities we offer include:

•              On-line Print Procurement with on-demand customization

-                    Enables customers to prepare, order, produce, and deliver highly personalized marketing materials

•                                          On-demand digital printing

-                    Variable information printing and automatic personalization of printed materials

•                                           Online digital asset library management

-                    An internet-based solution providing comprehensive outsourcing of all image-based customer marketing materials

•                                           Online on-demand fulfillment

-                    Allows customers to order previously printed warehoused materials and have them shipped anywhere in the world

•                                           CrossMedia communication solutions

-                    A unique capability to enhance the creation, distribution, tracking and analysis of marketing programs and activities

•                                        CGX Mail List

-                    A robust, remotely hosted data warehouse and solution

Other e-commerce and electronic media services we offer include Internet services such as designing websites and programming interactive tools, CD-ROM development and production, foreign language translation services in over 100 different languages, composition and typesetting,  and database management for customer-retention programs.

A dedicated CGXSolutions sales support team and project managers assist our printing businesses in identifying prospective customers and marketing our suite of CGXSolutions capabilities and services. We maintain CGXSolutions staff to design and develop customized solutions in response to the specific needs of each customer. We also utilize support staff at each of our printing businesses who are trained and able to serve our customers’ needs related to our CGXSolutions capabilities and services.  In fiscal 2006, 4% of our total sales were obtained through our CGXSolutions sales channel, an increase of 61% from the prior year.  We expect this sales channel to be a significant component of our overall future internal sales growth.

Sales and Marketing

Most of our sales are generated by individual orders through commissioned sales personnel. As of April 30, 2006 we employed 579 sales professionals. In addition to soliciting business from existing and prospective customers, our sales personnel act as liaisons between customers and our production departments and also provide technical advice and assistance to customers throughout the printing process.

The nature of commercial printing requires a substantial amount of interaction with customers, including personal sales calls, reviews of color proofs and “press checks” (customer approval of printed materials while being printed). Our sales professionals and customer service personnel maintain strict control of the printing process for every job we produce as it moves through our scheduling, prepress, printing, and finishing operations.

Our primary marketing focus is on responding rapidly to customer requirements and producing high-quality printed materials at competitive prices. Rapid responsiveness is essential because of the short lead time on most commercial printing projects. Our printing operations are designed to maintain maximum flexibility to meet customer needs, both on scheduled and short-notice bases. Each of our printing businesses generally seek projects that it believes will best utilize its respective equipment and expertise; however, each has access to and is encouraged to offer to its customers the broad range of capabilities we offer throughout our organization.

We also actively pursue opportunities to establish sole- or preferred-source, printing relationships with large corporations that are seeking to leverage their print spending and limit their number of commercial print providers. We refer to these customers as “national accounts” and aggregate sales to these customers as “national sales.” To better position ourselves to capitalize on future national account opportunities, as well as to provide more sales training and support to our printing businesses, our organization includes an executive level team of sales and marketing professionals who play a key support role to the efforts of our printing businesses to identify and develop national account opportunities. In fiscal 2006, our national sales grew by 48% and represented 8% of our total sales. We expect national accounts to be a significant component of our overall future internal sales growth.

Customers

Our diverse customer base includes both national and local corporations operating in a wide range of industries, as well as mutual fund companies, advertising agencies, graphic design firms, catalog retailers and direct mail marketers. During fiscal 2006, we served over 22,000 customers, and our top ten customers accounted for approximately 7% of total sales, with none representing more than 1% individually. We believe that our large and diverse customer base, broad geographic coverage of the United States and extensive range of printing and print-related capabilities may lessen our exposure to economic slowdowns or other adverse consequences that may generally affect any particular industry or any particular region of the country. However, because we typically produce a large number of advertising and marketing materials for our customers, to the extent that advertising and marketing spending is reduced during an economic downturn, our consolidated financial condition or results of operations may be adversely affected.

Our customers generally are not contractually obligated to purchase printing services from us.  Typically, we receive discrete orders from our customers for each printing project or service. Consequently our continued engagement to provide additional commercial printing services largely depends upon, among other things, the customer’s satisfaction with the quality of services we provide. Although we do not depend on any one customer, group of customers or type of customer, our sales to many of our largest customers may fluctuate from year to year depending upon the number, size and complexity of projects they initiate and award to us.

Suppliers

We purchase raw materials used in the commercial printing process (such as paper, prepress supplies, ink, and boxes) from a number of national and local suppliers. We are not materially dependent on any one supplier and the raw materials we utilize are generally readily available. We use a two-tiered approach to purchasing in order to maximize the economies associated with our size, while maintaining the local efficiencies and time sensitivity required to meet customer demands. We negotiate master purchasing arrangements centrally with major suppliers and manufacturers to obtain preferential pricing terms, and then communicate the terms of these arrangements to our individual printing businesses. Each printing business orders goods and services through our national vendors as needed based on the terms set forth in our national purchasing agreements or, when appropriate, makes purchases locally. We continually monitor market conditions and product developments, as well as regularly review the contractual terms of our national purchasing agreements, to take advantage of our increasing buying power and maximize the benefits associated with these agreements. None of our supplier contracts obligate us to minimum purchase requirements that would result in our having to purchase excessive quantities of goods or incur a financial penalty.

We incur significant costs to purchase paper used in the printing process. However, fluctuations in paper pricing generally do not materially impact our operating margins because we typically quote, and subsequently purchase, paper for each specific printing project we are awarded. As a result, any changes in paper pricing are effectively passed through to customers by our printing businesses.  The majority of our paper supply is obtained through merchant distributors. There are a relatively few number of merchants that are considered national in scope, with numerous regional organizations that serve one or more of our printing businesses. We have negotiated national purchasing agreements with certain mills, which produce paper, and certain merchants, who distribute the paper produced by the mills. These agreements typically provide for volume-related discounts and additional periodic rebates based on the total amount of purchases made by our printing businesses from each mill and/or merchant.

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

Employees

As of April 30, 2006, we had 5,005 employees throughout our organization. Of this total, approximately 400 were employed subject to the terms of various collective bargaining agreements. We believe that our relations with our employees are generally satisfactory.

Executive Officers

Joe R. Davis has been the Chief Executive Officer and Chairman of the Board of Directors since he founded our Company in 1985. Prior to forming CGX, Mr. Davis was a Vice President for a division of International Paper Company. He also previously served as a partner of a national public accounting firm. Mr. Davis is 63 years old.

G. Christopher Colville has been Executive Vice President, Chief Financial and Accounting Officer and Secretary since March 2002. From October 2000 to February 2002, Mr. Colville was Managing Director at Murphy Noell Capital, LLC, an investment banking firm. Mr. Colville held various executive positions with CGX between 1994 and September 2000, including Executive Vice President—Mergers and Acquisitions, Chief Financial Officer and Secretary. Mr. Colville is a certified public accountant and is 48 years old.

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

Item 1A. Risk Factors

                Our consolidated results of operations, financial condition and cash flows can be adversely affected by various risks.  These risks include, but are not limited to, the principal factors listed below. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business operations. You should carefully consider all of these risks.

Fluctuations in the costs of paper, ink, energy, postage and other raw materials may adversely impact us.

Purchases of paper, ink, energy, postage and other raw materials and goods and services represent a large portion of our costs. Any increases in the costs of these items will also increase our costs.  Depending on the timing and severity of such increases we may not be able to pass these costs on to customers through higher prices. Increases in the costs of these items may also adversely impact our customers’ demand for printing and related services.

The financial condition of our customers may deteriorate and could affect payment of amounts owed to us.

We grant credit to substantially all of our customers.  A decline in financial condition across a significant component of our customer base could hinder our ability to collect amounts owed by customers. In addition, such a decline could result in lower demand for our services.  The potential causes of such a decline include national or local economic downturns, the fact that many of our customers are in highly-competitive industries or markets, and the impact of regulatory actions.

We may not be able to improve our operating efficiencies rapidly enough to meet market conditions.

Because the markets in which we compete are highly-competitive, we must continue to improve our operating efficiency in order to maintain or improve our profitability. Although we have been able to improve efficiency and reduce costs in the past, there is no assurance that we will continue to do so in the future. In addition, the need to reduce ongoing operating costs may result in significant up-front costs to reduce workforce, close or consolidate facilities, or upgrade equipment and technology.

We may be unable to successfully integrate the operations of acquired businesses and may not achieve the cost savings and increased revenues anticipated as a result of these acquisitions.

Achieving the anticipated benefits of acquisitions will depend in part upon our ability to integrate these businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. In particular, the coordination of geographically dispersed organizations with differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration of acquired businesses may also require the dedication of significant management resources, which may temporarily shift senior management’s attention from the other day-to-day operations of the Company.  Our strategy is, in part, predicated on our ability to realize cost savings and to increase revenues through the acquisition of businesses that add to the breadth and depth of our capabilities and services.

We may be unable to hire and retain talented employees, including senior management.

Our success depends, in part, on our general ability to attract, develop, motivate and retain highly skilled employees. The loss of a significant number of our employees or the inability to attract, hire, develop, train and retain additional skilled personnel could have a material adverse effect on us. Although our operating platform consists of many locations with a wide geographic dispersion, individual locations may encounter strong competition from other employers for skilled labor. In addition, many members of our management have significant industry experience and a long track record with us that is important to our continued success.  If one or more members of our senior management team leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in managing our business properly, which could harm our business and results of operations.

Costs to provide health care and certain other benefits to our employees may increase.

We provide health care and certain other benefits to our employees. In recent years, costs for health care have increased more rapidly than general inflation in the U.S. economy. If this trend in health care costs continues, our cost to provide such benefits could increase, adversely impacting our business and results of operations.

Declines in general economic conditions or acts of war and terrorism may adversely impact our business.

Demand for printing services is highly correlated with general economic conditions. A decline in U.S. economic conditions may, therefore, adversely impact our business and results of operations. Because such outcomes are difficult to predict, the industry may experience excess capacity resulting in declines in prices for our services. The overall business climate may also be impacted by domestic and foreign wars or acts of terrorism.  Such acts may have sudden and unpredictable adverse impacts on demand for our services.

The highly competitive market for our services may create adverse pricing pressures.

The markets for our services are highly fragmented and we have a large number of competitors, resulting in a highly competitive market and increasing the risk of adverse pricing pressures in various circumstances outside of our control, including economic downturns.

Decline in preference for using or receiving printed materials in lieu of alternative mediums may adversely affect our business.

In addition to traditional non-print based marketing and advertising channels, online distribution and hosting of media content may gain broad acceptance or preferred status relative to printed materials among consumers generally and have an adverse affect on our business.  Consumer acceptance of electronic delivery as well as the extent that consumers may have previously replaced traditional reading of print material with online hosted media contents is uncertain.  We have no ability to predict the likelihood that this may occur.

Changes in the rules and regulations to which we are subject may increase our costs.

We are subject to numerous rules and regulations, including, but not limited to, environmental and health and welfare benefit regulations as well as those associated with being a public company. These rules and regulations may be changed by local, state or federal governments or agencies.  Changes in these regulations may result in a significant increase in our compliance costs. Compliance with changes in rules and regulations could require increases to our workforce, increased cost for services, compensation and benefits, or investments in new or upgraded equipment.

Advances in technology may reduce barriers to entry and may result in increased competition.

Future advances in technology could result in certain cost and logistics barriers to entry in the general commercial printing industry to be reduced or eliminated, which may result in an adverse affect on our business and results of operations. Current cost barriers include the relatively large scale of equipment and real estate required to effectively compete in our industry, while logistics barriers include shipping, customer service and other costs that have historically precluded competitors not having a local presence from competing effectively from outside of a particular market, particularly foreign-based competitors.

We rely on our information technology infrastructure and our management information systems for many enterprise-critical functions.  If our information systems fail to adequately perform these functions or if we experience an interruption in their operation, our business and results of operations could be adversely affected.

The efficient operation of our business depends on our information technology infrastructure and our management information systems.  We rely on our management information systems to effectively manage accounting and financial functions, job entry, tracking and cost accumulation and certain purchasing functions.  Our information technology infrastructure underlies both our management information systems and our CGXSolutions capabilities.  The failure of our information technology infrastructure and/or our management information systems to perform could severely disrupt our business and adversely affect our results of operation.  In addition, our information technology infrastructure and/or our management information systems are vulnerable to damage or interruption from natural or man-made disasters, terrorist attacks, computer viruses or hackers, power loss, or other computer systems, Internet telecommunications or data network failures.  Any such interruption could adversely affect our business and results of operations.

Item 1B. Unresolved Staff Comments

                The Company has no unresolved written comments from the SEC staff regarding its periodic or current reports under the Exchange Act.

Item 2. Properties

As of April 30, 2006, our principal facilities consisted primarily of approximately 4.4 million square feet that contain production, storage and office space, of which approximately 1.6 million square feet is owned and approximately 2.8 million square feet is leased. Certain of the leased facilities, totaling approximately 258,000 square feet, are leased from former owners and current employees of four of our printing businesses. All other leases are with unaffiliated third parties. We also lease approximately 23,000 square feet of office space in Houston from an unaffiliated third party for our corporate headquarters. We believe our facilities are generally suitable for their present and intended purposes and are adequate for our current level of operations.

Item 3. Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We maintain insurance coverage against certain potential claims in amounts that we believe to be adequate. Currently, we are not aware of any legal proceedings or claims pending against the Company that our management believes will have a material adverse effect on our consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “CGX.” The following table presents the quarterly high and low sales prices for our common stock for each of the last two fiscal years:

Fiscal 2006—Quarter Ended:	High	Low

June 30, 2005	52.06	40.51
September 30, 2005	45.41	37.16
December 31, 2005	52.08	36.06
March 31, 2006	53.76	46.34

Fiscal 2005—Quarter Ended:	High	Low

June 30, 2004	44.75	36.70
September 30, 2004	44.50	38.55
December 31, 2004	47.90	39.75
March 31, 2005	53.25	40.66

As of April 30, 2006, there were 99 shareholders of record representing approximately 1,500 beneficial owners.

We had a common stock share repurchase program in effect through March 31, 2006, providing for the repurchase of up to one million shares of our common stock, not to exceed $40.0 million in the aggregate, in open-market or block purchase transactions.  We repurchased 170,300 shares of our common stock for a total cost of $6.7 million during fiscal 2006. During the fourth quarter of fiscal 2006 no repurchases under this program were made.  We subsequently announced in May 2006 that our Board of Directors had authorized a new one year common stock repurchase program, providing for the repurchase of up to an aggregate of $68.3 million of our common stock in open-market or block purchase transactions.

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

The only equity compensation plan we maintain is the Consolidated Graphics, Inc. Long-Term Incentive Plan, as amended (the “Plan”), which has been approved by our shareholders. Under this Plan, employees of our Company and members of our Board of Directors have been, or may be, granted options to purchase shares of our common stock at a price not less than the market price of the stock at the date of grant, restricted stock unit awards or other forms of equity-based compensation. As of March 31, 2006, there were 1,924,459 shares of common stock issuable upon exercise of options outstanding under the Plan at a weighted-average exercise price of $33.88, and a total of 403,679 shares of our common stock were reserved for issuance pursuant to options which had not yet been granted.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements of our Company and the notes thereto included in Item 8. Financial Statements and Supplementary Data:

	Year Ended March 31
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Income Statement Data
Sales	$879,023	$779,016	$708,060	$710,279	$643,948
Cost of sales	661,560	586,615	540,080	540,586	477,147
Gross profit	217,463	192,401	167,980	169,693	166,801
Selling expenses	91,266	81,456	76,189	78,008	69,091
General and administrative expenses	58,993	54,116	51,887	52,252	54,766
Goodwill impairment(1)	—	—	—	38,033	—
Operating income	67,204	56,829	39,904	1,400	42,944
Interest expense, net	5,514	5,107	7,216	10,055	15,144
Income (loss) before income taxes and accounting change	61,690	51,722	32,688	(8,655)	27,800
Income taxes	23,192	19,000	12,691	4,284	11,120
Income (loss) before accounting change	38,498	32,722	19,997	(12,939)	16,680
Cumulative effect of accounting change, net of tax(2)	—	—	—	74,376	—
Net income (loss)	$38,498	$32,722	$19,997	$(87,315)	$16,680

Earnings (loss) per share
Basic	$2.81	$2.40	$1.49	$(6.58)	$1.27
Diluted	$2.73	$2.31	$1.44	$(6.58)	$1.25

	March 31
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data
Working capital	$67,474	$64,225	$47,488	$53,747	$85,036
Property and equipment, net	297,308	297,600	272,801	278,134	293,831
Total assets	611,313	590,229	526,209	512,583	676,733
Long-term debt, net of current portion	90,678	111,895	98,265	143,167	213,860
Total shareholders’ equity	318,946	283,332	245,612	221,223	306,598

(1)                                  Reflects the impairment of goodwill value as of March 31, 2003 under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

(2)                                  Reflects a transitional impairment charge pursuant to our adoption of SFAS No. 142 as of April 1, 2002.

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

Overview

Our Company is a leading national provider of commercial printing services with 67 printing businesses spanning 26 states and is recognized as the largest sheetfed and digital commercial printing company in the United States.  Complementing the printing services we provide, we also offer (i) state-of-the-art fulfillment services from 12 fulfillment centers located at or near one of our printing businesses and (ii) proprietary digital technology solutions and e-commerce capabilities from two technology hubs located at our corporate headquarters and at one of our printing businesses in the Baltimore/Washington D.C. area.

 We are focused on adding value to our printing businesses by providing the financial and operational strengths, management support and technological advantages associated with a national organization. Our strategy currently includes the following initiatives to generate sales and profit growth:

•                                          Internal Sales Growth—We seek to use our competitive advantages to expand market share. We continue to pursue additional experienced sales professionals, invest in new equipment and technology, expand our national accounts program and develop new and expanded digital technology-based print-related services.

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

Our sales are derived from commercial printing services. These services consist of (i) traditional print services, including electronic prepress, printing, finishing, storage and delivery of high-quality materials which are custom manufactured to our customers’ design specifications; (ii) fulfillment and mailing services for such printed materials; and (iii) digital technology solutions and e-commerce capabilities that enable our customers to more efficiently procure and manage printed materials and/or design, procure, distribute, track and analyze results of printing-based marketing programs and activities.  Examples of the types of documents we print for our customers include high-quality, multi-color marketing materials, product and capability brochures, point-of-purchase displays, direct mail pieces, shareholder communications, catalogs and training manuals.

Most of our sales are generated by individual orders through commissioned sales personnel. We recognize revenue from these orders when we deliver the ordered goods and services. To a large extent, continued engagement of our Company by our customers for successive business opportunities depends upon the customers’ satisfaction with the quality of services we provide. As such, it is difficult for us to predict with any high degree of certainty the number, size, and profitability of printing services that we expect to provide for more than a few weeks in advance.

Our cost of sales mainly consists of raw materials consumed in the printing process, as well as labor and outside services, such as delivery costs. Paper cost is the most significant component of our materials cost; however, fluctuation in paper pricing generally does not materially impact our operating margins because we typically quote, and subsequently purchase, paper for each specific printing project we are awarded. As a result, any changes in paper pricing are effectively passed through to customers by our printing businesses. Additionally, our cost of sales includes salary and benefits paid to operating personnel, maintenance, repair, rental and insurance costs associated with operating our facilities and equipment and depreciation charges.

Our selling expenses generally include the compensation paid to our sales professionals, along with promotional, travel and entertainment costs. Our general and administrative expenses generally include the salary and benefits paid to support personnel at our printing businesses and our corporate staff, as well as office rent, utilities and communications expenses, various professional services and amortization of identifiable intangible assets.

Results of Operations

The following table sets forth our Company’s historical consolidated income statements and certain percentage relationships for the periods indicated:

	Year Ended March 31			As a Percentage of Sales Year Ended March 31
	2006	2005	2004	2006	2005	2004
		(In millions)
Sales	$879.0	$779.0	$708.1	100.0%	100.0%	100.0%
Cost of sales	661.5	586.6	540.1	75.3	75.3	76.3
Gross profit	217.5	192.4	168.0	24.7	24.7	23.7
Selling expenses	91.3	81.5	76.2	10.4	10.5	10.8
General and administrative expenses	59.0	54.1	51.9	6.7	6.9	7.3
Operating income	67.2	56.8	39.9	7.6	7.3	5.6
Interest expense, net	5.5	5.1	7.2	0.6	0.7	1.0
Income before taxes	61.7	51.7	32.7	7.0	6.6	4.6
Income taxes	23.2	19.0	12.7	2.6	2.4	1.8
Net income	$38.5	$32.7	$20.0	4.4%	4.2%	2.8%

Our sales and expenses during the periods shown were impacted by the acquisition of four printing businesses (two as tuck-ins) in fiscal 2006, eight printing businesses in fiscal 2005 and six printing businesses (five as tuck-ins) in fiscal 2004. In accordance with the purchase method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. Accordingly, acquisitions affect our financial results in any one year compared to the prior year by the full-year impact of prior year acquisitions (as compared to the partial impact in the prior year) and the partial-year impact of current year acquisitions, and is referred to below as “incremental impact of acquisitions.”

Analysis of Consolidated Income Statements for Fiscal 2006 as Compared to Fiscal 2005

Sales for fiscal 2006 increased $100.0 million, or 13%, to $879.0 million from $779.0 million in fiscal 2005. After taking into account the $18.0 million sales impact in fiscal 2005 from bi-annual election-related printing, our fiscal 2006 sales increase was $118.0 million, or 16%, reflecting $111.2 million from the incremental impact of acquisitions and $6.8 million from internal growth.  Our strategic sales initiatives had a positive impact on revenues attributable to both the incremental impact of acquisitions and internal growth.  Individually, national sales were up 48% in 2006 and accounted for 8% of total sales, sales attributable to our CGXSolutions sales channel (including $4.0 million to national accounts) were up 61% in 2006 and accounted for 4% of total sales, and sales attributable to cross-selling were up 17% in 2006 and accounted for 6% of total sales.

Gross profit increased by $25.1 million in fiscal 2006 to $217.5 million from $192.4 million in fiscal 2005 and gross profit margin for fiscal 2006 remained constant at 24.7% compared to fiscal 2005, as no significant relative fluctuations in the components of cost of sales occurred.

Selling expenses for fiscal 2006 increased 12% to $91.3 million from $81.5 million in fiscal 2005. The increase is directly attributable to the increased sales levels noted above. As a percentage of sales, selling expenses for fiscal 2006 decreased slightly to 10.4% from 10.5% in fiscal 2005, primarily reflecting leverage on the fixed components of our sales and marketing expenses.

General and administrative expenses for fiscal 2006 increased 9% to $59.0 million from $54.1 million in fiscal 2005, due principally to the incremental impact of acquisitions, including the incremental amortization of identifiable intangible assets totaling $1.2 million. Our continuing efforts to control costs, together with the relatively fixed nature of corporate overhead, enabled us to offset the incremental amortization expense and gain additional leverage on our sales, resulting in a decrease in our general and administrative expenses as a percentage of sales to 6.7% from 6.9% in fiscal 2005.

Net interest expense for fiscal 2006 increased 8% to $5.5 million from $5.1 million in fiscal 2005. Although total debt outstanding declined by $18.0 million or 15% in fiscal 2006, fluctuations in our levels of debt outstanding during the year and a prevailing environment of rising interest rates resulted in the increase in interest expense compared to 2005.

We provided for income taxes of $23.2 million for fiscal 2006, as compared to $19.0 million in fiscal 2005, reflecting an effective tax rate of 37.6% as compared to an effective tax rate of 36.7% in fiscal 2005, primarily reflecting the impact of marginally higher state income tax rates.

Analysis of Consolidated Income Statements for Fiscal 2005 as Compared to Fiscal 2004

Sales for fiscal 2005 increased $70.9 million, or 10%, to $779.0 million from $708.1 million in fiscal 2004. The $70.9 million revenue increase is attributable to $22.6 million from the incremental impact of acquisitions and $48.3 million from internal sales growth. The $48.3 million of internal sales growth equates to a 6.8% year-over-year internal growth rate. Approximately one-third of the internal sales growth was attributable to election-related printing, which recurs generally on a bi-annual basis. Excluding election-related printing, internal sales growth for the year was 4.3%, which includes growth in national sales of $8.8 million or 22%. As a whole, national sales accounted for 6% of revenue in both 2005 and 2004. The remainder of our 2005 internal growth is attributable to incremental cross-selling activities among our locations, as well as improved economic and industry conditions, in our opinion based on general and anecdotal information available to us.

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

General and administrative expenses for fiscal 2005 increased to $54.1 million from $51.9 million in fiscal 2004, due principally to the incremental impact of acquisitions. In fiscal 2005, our internal sales growth (including the bi-annual impact of election related printing) combined with continuing efforts to control costs enabled us to gain additional leverage on our sales, resulting in a decrease in our general and administrative expenses as a percentage of sales to 6.9% from 7.3% in fiscal 2004.

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

Liquidity and Capital Resources

Sources and Uses of Cash

Our historical sources of cash have primarily been cash provided by operations or borrowings under our various bank credit facilities. Our historical uses of cash have been for acquisitions of printing businesses, capital expenditures, payment of principal and interest on outstanding debt obligations and repurchases of our common stock. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our consolidated statements of cash flows and the notes thereto included in Item 8. Financial Statements and Supplementary Data:

	Year Ended March 31
	2006	2005	2004
	(In millions)

Net cash provided by operating activities	$79.2	$75.2	$79.3
Acquisitions of businesses	(28.0)	(49.0)	(11.4)
Capital expenditures, net of proceeds from asset dispositions(1)	(13.9)	(13.8)	(10.0)
Net proceeds (payments) under bank credit facilities	(27.1)	34.6	(53.5)
Net payments on term equipment notes and other debt	(8.8)	(53.2)	(6.3)
Payments to repurchase and retire common stock	(6.7)	—	—

(1)                                  Excludes capital expenditures of $16.5 million in fiscal 2006, $13.3 million in fiscal 2005 and $7.5 million in fiscal 2004, which were directly financed and/or accrued as a current liability.

Additionally, our cash position, working capital and debt obligations as of March 31, 2006, 2005 and 2004 are shown below and should be read in conjunction with our consolidated balance sheets and the notes thereto included in Item 8. Financial Statements and Supplementary Data:

	March 31
	2006	2005	2004
	(In millions)

Cash and cash equivalents	$5.0	$7.8	$10.5
Working capital, inclusive of cash and cash equivalents	67.5	64.2	47.5
Total debt obligations	101.5	119.5	111.5

Net cash provided by operating activities increased by $4.0 million for fiscal 2006 compared to fiscal 2005.  This increase was the result of (i) a $5.6 million increase in net cash provided by operating activities excluding working capital changes and net of effects of acquisitions, which principally resulted from the $5.8 million increase in net income and (ii) a decrease in working capital changes of $1.6 million.  As with prior periods, we have continued our strategy to further strengthen our financial position by primarily using available cash flow in excess of our requirements for acquisitions and capital expenditures to make payments on our outstanding debt obligations.  In addition, as discussed below, the Company paid $6.7 million to repurchase and retire 170,300 shares of its common stock during fiscal 2006.

We believe that our cash flow provided by operations will be adequate to cover our fiscal 2007 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our primary bank credit facility or the issuance of additional term equipment notes.

We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. There can be no assurance that we will be able to acquire additional printing businesses on terms acceptable to us.

We expect to fund acquisitions in the foreseeable future through cash flow provided by operations and/or additional borrowings. We have in the past issued our common stock as purchase price consideration in some of our acquisitions.  Although we may issue common stock for such purposes in the future, we do not expect to do so in the near term because of our current financial liquidity and ability to utilize available cash or make additional borrowings instead of issuing common stock.  The extent to which we will be willing or able to use our common stock in the future to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment for the acquisition price, as well as our financial liquidity and available financing options.

In May 2004, our Board of Directors approved a common stock share repurchase program that expired March 31, 2006.  During fiscal 2006, we repurchased 170,300 shares of our common stock at a total cost of $6.7 million pursuant to this program. In May 2006, the Board of Directors approved a new common stock share repurchase program that will expire in May 2007 for repurchases of our common stock not to exceed an aggregate of $68.3 million in open-market or block purchase transactions.  We expect to fund any repurchases under the program from cash flow provided by operations or additional borrowings under our primary bank credit facility.  The amount and timing of any purchases will depend upon a number of factors, including our liquidity and potential alternative uses of our capital resources, the price, and availability of our shares and general market conditions. There can be no assurance that we will determine to repurchase any more of our common stock, and if so, whether we will be able to do so on terms acceptable to us.

Debt Obligations

Our primary bank credit facility (as amended and restated, the “Credit Agreement”) is composed of a $150.0 million revolving credit facility that will mature in July 2007. At March 31, 2006, borrowings outstanding under the Credit Agreement were $35.0 million and accrued interest at a weighted average rate of 6.65%.

The proceeds from borrowings under the Credit Agreement can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to .75%. We are also required to pay an annual commitment fee ranging from .275% to ..375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At March 31, 2006, the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .275%.

We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at March 31, 2006. In the event that we were unable to remain in compliance with these covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be re-classified as a current liability. In the event that we were to be unable to obtain a waiver, re-negotiate or re-finance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would be the result. Based on our view of current market and business conditions and our expectations regarding our future operating results and cash flows, we believe that we will be able to remain in compliance with these covenants and financial tests in the foreseeable future.

In addition to the Credit Agreement, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million. One facility expires in November 2006 and the other facility expires in December 2006. At March 31, 2006, borrowings outstanding under the Auxiliary Bank Facilities totaled $8.1 million and accrued interest at a weighted average rate of 6.10%. Because we currently have the ability to refinance the borrowings outstanding under the Auxiliary Bank Facilities expiring in November and December 2006, and currently plan to do so, such borrowings are classified as long-term debt in our consolidated balance sheet at March 31, 2006.  The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.

Our term equipment notes consist primarily of notes payable pursuant to financing agreements between us and various lenders (the “Lender Notes”) and between us and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At March 31, 2006, outstanding borrowings under the Lender Notes totaled $29.6 million and accrued interest at a weighted average rate of 5.56%. The Lender Notes provide for fixed monthly principal payments plus interest (at fixed rates) for defined periods of up to eight years from the date of issuance, and are secured by certain equipment of the Company. At March 31, 2006, outstanding borrowings under the Equipment Notes totaled $11.7 million and accrued interest at a weighted average rate of 5.93%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by equipment which was concurrently purchased from the manufacturer. At March 31, 2006, the remaining balance of term equipment notes totaling $2.7 million primarily consists of various secured debt obligations assumed by us in connection with certain prior year acquisitions. We are not subject to any significant financial covenants in connection with any of the term equipment notes. The Credit Agreement places certain limitations on the amount of additional term note obligations we may incur in the future; however, we do not anticipate that these limitations will restrict our ability to make any of our planned 2007 capital expenditures.

Our other debt obligations consist of a mortgage of $4.8 million, a promissory note totaling $1.8 million, industrial revenue bonds totaling $7.0 million and various other debt obligations totaling $0.8 million. We do not have any significant financial covenants or restrictions associated with these other debt obligations.

Contractual Obligations and Other Commitments

The maturity of contractual obligations is as follows (in millions):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Debt obligations	$101.5	$18.9	$55.2	$18.3	$9.1
Operating lease obligations	60.7	16.0	23.1	12.7	8.9

(1)          As we have both the ability and intent to refinance the $8.1 million outstanding at March 31, 2006 under the Auxiliary Bank Facilities that are due to expire in November and December 2006, such borrowings are classified as long-term debt in our consolidated balance sheet at March 31, 2006, but for purposes of this table only, are included as a current debt obligation in the less than one year category.

Operating leases—We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business.

Letters of credit—In connection with our assumption of obligations under outstanding industrial revenue bonds, which are reflected as debt in the accompanying consolidated financial statements, and our assumption of certain contingent liabilities related to certain of our acquisitions, we had letters of credit outstanding as of March 31, 2006 totaling $9.0 million. In addition, we had one other letter of credit totaling $0.1 million outstanding as of March 31, 2006. All of these letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in July 2007, and we will be required to obtain replacement letters of credit at that time.

Insurance programs — We maintain third-party insurance coverage in amounts and against risks we believe are reasonable under our circumstances. We are self-insured for most workers’ compensation claims and for a significant component of our group health insurance programs. For these exposures, we accrue expected loss amounts which are determined using a combination of our historical loss experience and subjective assessment of our future loss exposure, together with advice provided by administrators and consulting actuaries. The estimates of expected loss amounts are subject to uncertainties arising from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions, which could result in an increase or decrease in accrued costs in future periods for claim matters which occurred in a prior period. Although we believe that the accrued estimated loss amounts are reasonable under the circumstances, significant differences related to the items noted above could materially affect our risk exposure, insurance obligations, and future expense.

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

Receivables, net of valuation allowance — Accounts receivable at March 31, 2006 were $146.3 million, net of a $2.5 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by contraction in the economy or other factors beyond our control. Changes in our estimates of collectibility could have a material adverse affect on our consolidated financial condition or results of operations.

Goodwill — We evaluate the carrying value of our goodwill as of March 31st of each year, or at any time that management becomes aware of an indication of impairment. Our evaluation is based on certain data estimated by management to be indicators of future cash flows at each of our facilities. Estimating future cash flows requires judgments regarding future economic conditions, demand for services and pricing. Our evaluation also makes use of estimates of market multiples of cash flow at which transactions could be completed in the current market. If our estimates of future cash flows or market multiples prove to be materially inaccurate, an impairment charge could be necessary in future periods.

Impairment of long-lived assets — We evaluate long-lived assets, including property, plant and equipment and intangible assets other than goodwill whenever events or changes in conditions indicate that the carrying value may not be recoverable. The evaluation requires us to estimate future undiscounted cash flows associated with an asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, then an impairment may exist. Estimating future cash flows requires judgments regarding future economic conditions, demand for services and pricing. Although we believe our estimates are reasonable, significant differences in the actual performance of the asset or group of assets may materially affect our asset values and require an impairment charge in future periods.

Insurance liabilities — We are self-insured for the majority of our workers’ compensation and group health insurance costs. Insurance claims liabilities have been accrued using a combination of our historical loss experience and subjective assessment of our future loss exposure, together with advice provided by administrators and consulting actuaries. The estimates of expected loss amounts are subject to uncertainties arising from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions, which could result in an increase or decrease in accrued costs in future periods for claims matters which occurred in a prior period.

Accounting for income taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Additionally, we establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate.

Accounting for acquisitions — The allocations of purchase price to acquired assets and liabilities are initially based on estimates of fair value and are prospectively revised if and when additional information we are waiting for at the time of the initial allocations concerning certain asset and liability valuations is obtained, provided that such information is received no later than one year after the date of acquisition.  In addition, we retain an independent third-party valuation firm to assist in the identification, valuation and determination of useful lives of identifiable intangible assets in connection with our acquisitions.

New Accounting Pronouncements

SFAS No. 151, Inventory Costs, was issued in November 2004 and amends Chapter 4 of Accounting Research Bulletin (“ARB”) No. 43. SFAS No. 151 is required to be applied to all inventory costs occurring in fiscal years beginning after June 15, 2005.  Our adoption of SFAS No. 151 effective as of April 1, 2006 is not expected to have a material impact on our consolidated financial condition or results of operations.

SFAS No. 123(R), Share-Based Payment, was issued in December 2004 and replaces SFAS No. 123, and supersedes Accounting Principles Board (“APB”) Opinion No. 25.  SFAS No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in our consolidated financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation costs will be recognized over the period that an employee provides services in exchange for the award.  SFAS No. 123(R) allows companies to adopt its provisions using either of the following transition alternatives:

(i)                                     The modified prospective method, which results in the recognition of compensation expense using SFAS 123(R) for all share-based awards granted or modified after the effective date and the recognition of compensation expense using SFAS 123 for all previously granted share-based awards that remain unvested at the effective date; or

(ii)                                  The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a manner consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.

We adopted SFAS No. 123(R) on April 1, 2006 using the modified prospective method. The impact of our adoption of SFAS No. 123(R) is expected to be materially consistent with the pro forma expense, as adjusted for future vesting occurrences, grants, cancellations and exercises of stock options, which we have disclosed in accordance with SFAS No. 123 in the Notes to Consolidated Financial Statements included herein in Item 8. Financial Statements and Supplemental Data.

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3.  SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005.  Our adoption of SFAS No. 154 effective as of April 1, 2006 is not expected to have a material impact on our consolidated financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments that could expose us to market risk. However, we are exposed to market risk for changes in interest rates related primarily to our debt obligations, which as of March 31, 2006 include borrowings under our bank credit facilities totaling $43.1 million, various term equipment notes totaling $44.0 million and other debt obligations totaling $14.4 million.  A 1% increase in the interest rate on our fixed and variable rate debt would change our interest expense by approximately $1.0 million on an annual basis. The following table sets forth the average interest rate for the scheduled maturities of our debt obligations as of March 31, 2006 ($ in millions):

	2007	2008	2009	2010	2011	Thereafter	Total	Estimated Fair Value At March 31, 2006
Fixed Rate Debt:
Amount	$9.1	$8.7	$8.9	$10.5	$6.5	$5.9	$49.6	$41.3
Average interest rate	4.64%	4.30%	4.35%	2.57%	4.20%	2.08%	5.26%
Variable Rate Debt:
Amount	$9.8 (1)	$36.7	$0.9	$0.9	$0.4	$3.2	$51.9	$51.9
Average interest rate	5.77%	6.53%	3.46%	3.33%	3.33%	3.33%	6.06%

(1)                       As the Company has both the ability and intent to refinance the $8.1 million outstanding at March 31, 2006 under the Auxiliary Bank Facilities, which is variable rate debt and is due to expire in November and December 2006, such borrowings are classified as long-term debt in our consolidated balance sheet at March 31, 2006, but for purposes of this table only, are included as a current debt obligation for 2007.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at March 31, 2006 and 2005

Consolidated Income Statements for the Years Ended March 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the Years Ended March 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended March 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

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

The scope of management’s assessment of the effectiveness of our internal control over financial reporting includes the Company’s consolidated subsidiaries, except for certain businesses acquired by the Company on November 18, 2005 and February 8, 2006, respectively, as permitted by the rules and regulations of the Securities and Exchange Commission.  The Company’s consolidated net sales for the year ended March 31, 2006 were $879.0 million, of which the certain businesses acquired by the Company on November 18, 2005 and February 8, 2006, respectively, represented $5.2 million.  The Company’s consolidated total assets as of March 31, 2006 were $611.3 million, of which the certain businesses acquired by the Company on November 18, 2005 and February 8, 2006, respectively, represented $27.3 million.

Management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page 26.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Consolidated Graphics, Inc.:

We have audited the accompanying consolidated balance sheets of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Consolidated Graphics, Inc.’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 7, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
June 7, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Consolidated Graphics, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Consolidated Graphics, Inc. (the “Company”) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

The Company acquired certain businesses on November 18, 2005 and February 8, 2006, and management excluded from its assessment of the effectiveness of its internal control over financial reporting as of March 31, 2006, the certain businesses’ internal control over financial reporting associated with the total assets of $27.3 million, and total revenues of $5.2 million included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended March 31, 2006.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the certain businesses.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and its subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2006, and our report dated June 7, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
June 7, 2006

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31
	2006	2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,993	$7,752
Accounts receivable, net	146,296	136,824
Inventories	38,430	37,149
Prepaid expenses	6,799	5,913
Deferred income taxes	8,356	7,843
Total current assets	204,874	195,481
PROPERTY AND EQUIPMENT, net	297,308	297,600
GOODWILL AND INTANGIBLES, net	100,035	85,755
OTHER ASSETS	9,096	11,393
	$611,313	$590,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$10,821	$7,595
Accounts payable	54,666	46,705
Accrued liabilities	68,436	75,143
Income taxes payable	3,477	1,813
Total current liabilities	137,400	131,256
LONG-TERM DEBT, net of current portion	90,678	111,895
DEFERRED INCOME TAXES	64,289	63,746
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 13,714,121 and 13,760,042 issued and outstanding	138	138
Additional paid-in capital	170,581	168,905
Retained earnings	148,227	114,289
Total shareholders’ equity	318,946	283,332
	$611,313	$590,229

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Year Ended March 31
	2006	2005	2004

SALES	$879,023	$779,016	$708,060
COST OF SALES	661,560	586,615	540,080
Gross profit	217,463	192,401	167,980
SELLING EXPENSES	91,266	81,456	76,189
GENERAL AND ADMINISTRATIVE EXPENSES	58,993	54,116	51,887
Operating income	67,204	56,829	39,904
INTEREST EXPENSE	5,692	5,306	7,337
INTEREST INCOME	(178)	(199)	(121)
Income before taxes	61,690	51,722	32,688
INCOME TAXES	23,192	19,000	12,691
Net income	$38,498	$32,722	$19,997

BASIC EARNINGS PER SHARE	$2.81	$2.40	$1.49
DILUTED EARNINGS PER SHARE	$2.73	$2.31	$1.44

SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	13,719	13,649	13,439
Diluted	14,127	14,160	13,896

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE, March 31, 2003	13,347	$133	$159,520	$61,570	$221,223
Exercise of stock options, including tax benefit	227	2	4,390	—	4,392
Net income	—	—	—	19,997	19,997
BALANCE, March 31, 2004	13,574	135	163,910	81,567	245,612
Exercise of stock options, including tax benefit	186	3	4,995	—	4,998
Net income	—	—	—	32,722	32,722
BALANCE, March 31, 2005	13,760	138	168,905	114,289	283,332
Exercise of stock options, including tax benefit	124	1	3,770	—	3,771
Repurchase and retire common stock	(170)	(1)	(2,094)	(4,560)	(6,655)
Net income	—	—	—	38,498	38,498
BALANCE, March 31, 2006	13,714	$138	$170,581	$148,227	$318,946

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31
	2006	2005	2004

OPERATING ACTIVITIES
Net income	$38,498	$32,722	$19,997
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	45,663	42,063	35,793
Deferred income tax provision	137	3,957	6,240
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	(3,969)	(5,024)	(5,160)
Inventories	157	37	(3,188)
Prepaid expenses	(833)	1,160	(740)
Other assets	(279)	(695)	2,750
Accounts payable and accrued liabilities	(3,101)	(885)	20,938
Income taxes payable	2,976	1,904	2,629
Net cash provided by operating activities	79,249	75,239	79,259
INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(27,983)	(48,961)	(11,376)
Purchases of property and equipment	(16,382)	(15,566)	(12,336)
Proceeds from asset dispositions	2,517	1,811	2,296
Net cash used in investing activities	(41,848)	(62,716)	(21,416)
FINANCING ACTIVITIES
Proceeds from bank credit facilities	52,916	73,862	61,165
Payments on bank credit facilities	(80,060)	(39,230)	(114,642)
Payments for financing costs on amendment of bank credit facility	—	—	(480)
Proceeds from issuance of term equipment note	—	—	6,117
Payments on term equipment notes and other debt	(8,820)	(53,230)	(12,439)
Payments to repurchase and retire common stock	(6,655)	—	—
Proceeds from exercise of stock options	2,459	3,355	3,267
Net cash used in financing activities	(40,160)	(15,243)	(57,012)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,759)	(2,720)	831
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,752	10,472	9,641
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,993	$7,752	$10,472

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

1. BUSINESS

Consolidated Graphics, Inc. (collectively with its consolidated subsidiaries referred to as “the Company”) is a leading national provider of commercial printing services and is recognized as the largest sheetfed and digital commercial printing company in the United States. The Company is focused on adding value to its printing businesses by providing the financial and operational strengths, management support and technological advantages associated with a national organization.

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

The Company’s sales are derived from commercial printing services. These services consist of (i) traditional print services, including electronic prepress, digital and offset printing, finishing, storage and delivery of high-quality printed documents which are custom manufactured to the design specifications of the Company’s customers; (ii) fulfillment and mailing services for such printed materials, and (iii)  digital technology solutions and e-commerce capabilities that enable the Company’s customers to more efficiently procure and manage printed materials and/or design, procure, distribute, track and analyze results of printing-based marketing programs and activities.

The scope and extent of services provided to the Company’s customers typically varies for each individual order it receives, depending on customer-specific factors including the intended uses for the printed materials. Furthermore, each of the Company’s locations generally is capable of providing a complete range of services to its customers.  Accordingly, the Company does not operate its business in a manner that differentiates among its respective capabilities and services for financial or management reporting purposes, rather each of its printing businesses define a distinct reporting unit.

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

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period including depreciation of property and equipment and amortization or impairment of intangible assets. The Company evaluates its estimates and assumptions on an ongoing basis and relies on historical experience and various other factors that it believes to be reasonable under the circumstances to determine such estimates. Because uncertainties with respect to estimates and assumptions are inherent in the preparation of financial statements, actual results could differ from these estimates.

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

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

Revenue Recognition and Accounts Receivable—The Company recognizes revenue upon delivery of each job, except for “bill and hold transactions,” in which case such revenue is recognized when all the service delivery criteria are fully met as per Staff Accounting Bulletin 104 issued by the Securities and Exchange Commission (“SEC”). Losses, if any, on jobs are recognized at the earliest date such amount is determinable. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 10% of the Company’s revenues in any of the years ended March 31, 2006, 2005 or 2004. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Accounts receivable in the accompanying consolidated balance sheets are reflected net of allowance for doubtful accounts of $2,514 and $2,465 at March 31, 2006 and 2005.

Inventories—Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. The carrying values of inventories are set forth below:

	March 31
	2006	2005

Raw materials	$11,485	$11,863
Work in progress	21,951	21,518
Finished goods	4,994	3,768
	$38,430	$37,149

Goodwill and Other Intangible Assets, net — Goodwill totaled $86,640 at March 31, 2006 and represents the excess of the Company’s purchase cost over the fair value of the net assets of acquired businesses, net of previously recorded amortization and impairment expense.  The net book value of other intangible assets at March 31, 2006 was $13,395.  Other intangible assets consist primarily of the value assigned to such items as customer lists and tradenames in connection with the allocation of purchase price for acquisitions under SFAS No. 142. Other intangible assets are generally amortized on a straight-line basis over periods of up to ten years.  Amortization expense totaled $1,321 in 2006 and $155 in 2005.

Other Assets—Other assets are principally comprised of deferred tax assets and non-current cash invested in restricted money-market funds. None of the individual items in other assets at March 31, 2006 and 2005 were individually greater than 5% of total assets in those years.

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

Accrued Liabilities—The significant components of accrued liabilities are as follows:

	March 31
	2006	2005

Compensation and benefits	$25,988	$31,304
Manufacturing materials and services	6,843	6,336
Sales, property and other taxes	18,781	18,719
Other	16,824	18,784
	$68,436	$75,143

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

Other accrued liabilities are principally comprised of customer advances and accrued self-insurance claims for certain insurance programs. None of the individual items in other accrued liabilities at March 31, 2006 and 2005 were individually greater than 5% of total current liabilities in those years.

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

Recent Accounting Pronouncements—

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, in November 2004 which amends Chapter 4 of the Accounting Research Bulletin (“ARB”) No. 43. SFAS No. 151 is required to be applied to all inventory costs occurring in fiscal years beginning after June 15, 2005.  The Company’s April 1, 2006 adoption of SFAS No. 151 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

SFAS No. 123(R), Share-Based Payment, was issued in December 2004 and replaces SFAS No. 123, and supersedes the Accounting Principles Board (“APB”) Opinion No. 25.  SFAS No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award.  SFAS No. 123(R) allows companies to adopt its provisions using either of the following transition alternatives:

(i)                                     The modified prospective method, which results in the recognition of compensation expense using SFAS 123(R) for all share-based awards granted or modified after the effective date and the recognition of compensation expense using SFAS 123 for all previously granted share-based awards that remain unvested at the effective date; or

(ii)                                  The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a manner consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.

The Company adopted SFAS No. 123(R) on April 1, 2006 using the modified prospective method. The impact of this adoption is expected to be materially consistent with the pro forma expense (discussed below under “Stock-Based Compensation”), as adjusted for future vesting occurrences, grants, cancellations and exercises of stock options.

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3.  SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005.   The Company’s April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

Supplemental Cash Flow Information—The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. The Company issued term notes payable totaling $16,508 and $13,252 (see Note 5. Long-Term Debt) in the years ended March 31, 2006 and 2005 to finance the purchase of certain new equipment.  In addition, in the year ended March 31, 2005, the Company assumed a mortgage obligation totaling $5,116 in connection with a prior year acquisition and also assumed two industrial revenue bonds totaling $4,900 and other long-term debt of $3,351 in connection with acquisitions completed in that year.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

Other Information

The Company paid (or received) cash for interest and income taxes, net of refunds, totaling $5,373 and $18,952 in 2006, $4,877 and $13,680 in 2005, and $7,227 and ($2,460) in 2004.

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

Fair Value of Financial Instruments—The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the fair value of its variable rate debt obligations, which totaled $51,937 and $81,072 at March 31, 2006 and 2005, respectively, approximated their recorded values. The Company estimates that the fair value of its fixed rate debt obligations totaling $49,562 at March 31, 2006 was $41,280 and that the fair value of its fixed rate debt obligations totaling $38,418 at March 31, 2005 was $33,961. Estimates of fair value are based on interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.

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

Stock-Based Compensation—Pending the adoption of SFAS No. 123(R) effective April 1, 2006 (discussed above under “Recent Accounting Pronouncements”), the Company accounts for its stock-based compensation programs using the intrinsic value method of accounting established by APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB Opinion No. 25, no compensation expense is recognized when the exercise price of an employee stock option is equal to the market price of common stock on the grant date and all other provisions of the grant are fixed. The Company’s only element of stock-based compensation is derived pursuant to the Consolidated Graphics, Inc. Long-Term Incentive Plan, as amended (the “Plan”), which has been approved by the Company’s shareholders. Under the Plan, employees of the Company and members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock at a price not less than the market price of the stock at the date of grant.

Pro forma information regarding net income and net income per share is required by SFAS No. 123, Accounting for Stock-Based Compensation for companies accounting for stock-based compensation programs under APB Opinion No. 25. The pro forma information has been determined as if the Company had accounted for its stock options under the fair value method set forth in SFAS No. 123. The following is a summary of the Company’s net income and net income per share as reported and pro forma as if the fair value method of accounting had been applied. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net income for future years since options vest over several years and additional awards are made each year.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

Pro forma information applying the fair value method follows:

	Year Ended March 31
	2006	2005	2004

Net income as reported	$38,498	$32,722	$19,997
Less: pro forma compensation expense	(5,936)	(2,815)	(2,879)
Pro forma net income	$32,562	$29,907	$17,118

Basic Earnings Per Share:
Net income as reported	$2.81	$2.40	$1.49
Less: pro forma compensation expense	(.40)	(.19)	(.20)
Pro forma net income	$2.41	$2.21	$1.29

Diluted Earnings Per Share:
Net income as reported	$2.73	$2.31	$1.44
Less: pro forma compensation expense	(.39)	(.19)	(.19)
Pro forma net income	$2.34	$2.12	$1.25

For purposes of determining pro forma compensation expense, the Company determined the weighted average fair value of options on the grant date ($17.92 for the year ended March 31, 2006, $13.65 for the year ended March 31, 2005 and $9.44 for the year ended March 31, 2004) by utilizing the Black-Scholes option-pricing model with the following key assumptions:

	2006	2005	2004

Dividend yield	—	—	—
Expected volatility	33.8%	30.4%	33.9%
Average risk-free interest rate	4.2%	3.7%	3.2%
Average expected life	5.0 yrs.	5.0 yrs.	5.0 yrs.

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

During fiscal 2006, the Company assumed debt totaling $1,465 and paid cash totaling $27,198 to acquire the operations and assets of four businesses, two of which were immediately merged into other existing operations of the Company. The preliminary allocation of the purchase price of the businesses acquired include current assets of $7,283, property and equipment of $13,046, goodwill and intangible assets of $13,275 and other assets of $55 less current liabilities of $4,996. Additionally, the Company paid cash totaling $785 in connection with finalization of certain working capital adjustments related to the Company’s fiscal 2005 acquisitions. Based on certain additional information received regarding the

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

fiscal 2005 acquisitions, $2,513 and $6,331 of purchase price previously attributed to property and equipment and goodwill was allocated to intangible assets other than goodwill during fiscal 2006.  The Company is awaiting additional information concerning certain asset and liability valuations in order to finalize the allocation of purchase price for certain of the Company’s 2006 acquisitions, and expects to receive such information no later than one year following the respective dates of the acquisitions.

During fiscal 2005, the Company assumed debt totaling $8,251 and acquired for cash totaling $45,524 the operations and assets of eight printing businesses. The initial allocation of the purchase price of the businesses acquired include current assets of $22,799, property and equipment of $33,116, goodwill and intangibles of $11,521 and other assets of $2,678 less current liabilities of $16,339. The initial purchase price allocation was adjusted in fiscal 2006 for certain additional cash paid in connection with the fiscal 2005 acquisitions and certain other valuation adjustments, as described in the preceding paragraphs. Additionally, in connection with the acquisition of certain printing businesses in prior periods, the Company paid cash totaling $3,299 and assumed a related mortgage obligation totaling $5,116 to acquire certain real property and paid cash of $138 to satisfy certain liabilities or pursuant to earnout agreements.

During fiscal 2004, the Company acquired for cash totaling $10,042 the operations and assets of six printing businesses, five of which were immediately merged into other existing operations of the Company. The allocation of the purchase price of the businesses acquired include current assets of $3,503, property and equipment of $8,063, goodwill of $1,764 and other assets of $533, less current liabilities of $3,821. Additionally, in connection with the acquisition of certain printing businesses in prior periods, the Company paid cash of $1,334 to satisfy certain liabilities or pursuant to earnout agreements.

4. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation. The costs of major renewals and betterments are capitalized; repairs and maintenance costs are expensed when incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the various classes of assets.

The following is a summary of the Company’s property and equipment and their estimated useful lives:

	March 31		Estimated Life
Description	2006	2005	in Years

Land	$11,355	$8,481	—
Buildings and leasehold improvements	79,290	72,716	5-30
Machinery and equipment	393,730	383,970	5-20
Computer equipment and software	21,116	21,518	2-5
Furniture, fixtures and other	9,328	9,538	5-7
	514,819	496,223
Less—accumulated depreciation	(217,511)	(198,623)
	$297,308	$297,600

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

5. LONG-TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	March 31
	2006	2005

Bank credit facilities	$43,051	$70,195
Term equipment notes	44,037	32,295
Other	14,411	17,000
	101,499	119,490
Less—current portion	(10,821)	(7,595)
	$90,678	$111,895

The Company’s primary bank credit facility (as amended and restated, the “Credit Agreement”) is composed of a $150,000 revolving credit facility that will mature in July 2007. At March 31, 2006, outstanding borrowings under the Credit Agreement were $35,000 and accrued interest at a weighted average rate of 6.65%.

The proceeds from borrowings under the Credit Agreement can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus ..50%) plus a margin of up to .75%. The Company is also required to pay an annual commitment fee ranging from .275% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At March 31, 2006, the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .275%.

The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at March 31, 2006.

In addition to the Credit Agreement, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. One facility expires in November 2006 and the other facility expires in December 2006. At March 31, 2006, borrowings outstanding under the Auxiliary Bank Facilities totaled $8,051 and accrued interest at a weighted average rate of 6.10%. Because the Company currently has the ability to refinance borrowings outstanding under the Auxiliary Bank Facilities expiring in November and December 2006, and currently plans to do so, such borrowings are classified as long-term debt in the accompanying consolidated balance sheet at March 31, 2006.  The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.

The Company’s term equipment notes consist primarily of notes payable pursuant to financing agreements between the Company and various lenders (the “Lender Notes”) and between the Company and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At March 31, 2006, outstanding borrowings under the Lender Notes totaled $29,559 and accrued interest at a weighted average rate of 5.56%. The Lender Notes provide for fixed monthly principal payments plus interest (at fixed rates) for defined periods of up to eight years from the date of issuance, and are secured by certain equipment of the Company. At March 31, 2006, outstanding borrowings under the Equipment Notes totaled $11,756 and accrued interest at a weighted average rate of 5.93%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by the equipment which was concurrently purchased from the manufacturer. At March 31, 2006, the remaining balance of term equipment notes totaling $2,722 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Credit Agreement places certain limitations on the amount of additional term note obligations the Company may incur in the future.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

The Company’s remaining debt obligations consist of a mortgage totaling $4,797, a promissory note totaling $1,783, industrial revenue bonds totaling $6,995 and various other debt totaling $836. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

The principal payment requirements by fiscal year under the Company’s debt obligations referenced above are: 2007—$10,821; 2008—$53,501; 2009—$9,740; 2010—$11,384; 2011—$6,924; and thereafter—$9,129. As the Company has both the ability and intent to refinance the $8,051 outstanding at March 31, 2006 under the Auxiliary Bank Facilities due to expire in November and December 2006, such borrowings are classified as long-term debt in our consolidated balance sheet at March 31, 2006, and also classified above as fiscal 2008 principal payment requirements in conjunction with the maturity of the Credit Agreement.

6. INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended March 31
	2006	2005	2004
Current
Federal	21,162	$15,953	$6,629
State	1,893	(910)	(178)
	23,055	15,043	6,451
Deferred
Federal	689	1,860	5,522
State	(552)	2,097	718
	137	3,957	6,240
	$23,192	$19,000	$12,691

The provision for income taxes differs from an amount computed at the federal statutory rate as follows:

	Year Ended March 31
	2006	2005	2004

Provision at the federal statutory rate	$21,592	$18,103	$11,441
State income taxes, net of federal income tax benefit	872	771	351
Non-deductible expenses	1,314	126	899
Benefit of domestic production deduction	(586)	—	—
	$23,192	$19,000	$12,691

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

	March 31
	2006	2005

Deferred income tax liabilities:
Property and equipment	$62,829	$63,025
Other	1,460	721
Total deferred income tax liabilities	$64,289	$63,746

Deferred income tax assets:
Accounts receivable and inventory	$888	$746
Accruals not currently deductible	5,376	5,753
Other	4,235	3,594
Total deferred income tax assets	$10,499	$10,093

Long-term deferred tax assets included in other assets are $2,143 and $2,250 at March 31, 2006 and 2005.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company has entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of its business. The Company incurred total operating lease expense of

$18,089, $15,213 and $14,748 for the years ended March 31, 2006, 2005 and 2004.

The Company’s operating lease obligations by fiscal year are as follows:

	2007	2008	2009	2010	2011	Thereafter

Operating lease obligations	$16,040	$13,165	$9,937	$7,729	$4,941	$8,873

Letters of Credit—In connection with the assumption of obligations under outstanding industrial revenue bonds, which are reflected as debt in the accompanying consolidated financial statements, and the Company’s assumption of certain contingent liabilities related to certain of its acquisitions, the Company had letters of credit outstanding as of March 31, 2006 totaling $8,982. In addition, the Company had one other letter of credit totaling $100 outstanding as of March 31, 2006. All of these letters of credit were issued pursuant to the terms of the Company’s Credit Agreement, which expires in July 2007, and the Company will be required to obtain replacement letters of credit at that time.

Insurance Programs—The Company maintains third-party insurance coverage in amounts and against risks it believes are reasonable in its circumstances. The Company is self-insured for most workers compensation claims and for a significant component of its group health insurance programs. For these exposures, the Company accrues expected loss amounts which are determined using a combination of its historical loss experience and subjective assessment of its future loss exposure, together with advice provided by administrators and consulting actuaries. The estimates of expected loss amounts are subject to uncertainties arising from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although the Company believes that the accrued estimated loss amounts are reasonable under the circumstances, significant differences related to the items noted above could materially affect our risk exposure, insurance obligations and future expense.

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

8. STOCK OPTIONS

Pursuant to the Plan, employees of the Company and members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock, restricted stock unit awards or other forms of equity-based compensation. Options granted pursuant to the Plan may either be incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Options granted under the Plan are at a price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to ten years. Unvested options generally are cancelled upon termination of employment and vested options generally expire shortly after termination of employment. Otherwise, options expire after final vesting at the end of a fixed period generally not in excess of an additional five years. At March 31, 2006, a total of 2,328,138 shares were reserved for issuance pursuant to the Plan, of which 403,679 shares of the Company’s common stock were reserved for options which had not been granted.

The following table sets forth option transactions under the Plan in terms of underlying shares of the Company’s common stock:

	For the Years Ended March 31
	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at April 1	1,700,786	$27.93	1,804,732	$26.08	1,973,819	$24.67
Granted	500,318	48.13	270,000	39.96	194,964	27.06
Exercised	(123,035)	19.74	(186,078)	18.00	(227,215)	14.51
Forfeited or expired	(153,610)	26.71	(187,868)	34.85	(136,836)	22.84
Outstanding at March 31	1,924,459	33.88	1,700,786	27.93	1,804,732	26.08
Exercisable at March 31	1,369,402	32.92	651,444	21.49	567,543	26.57

Outstanding and exercisable stock options at March 31, 2006 were as follows:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise Prices	Shares	Exercise Price	Remaining Years	Shares	Exercise Price
$10.37 - $20.00	747,225	$15.16	4.6	624,405	$14.70
$20.01 - $30.00	103,167	23.04	5.1	63,257	22.85
$30.01 - $40.00	214,840	37.79	7.6	29,258	37.37
$40.01 - $50.00	146,220	42.11	6.0	57,482	41.68
$50.01 - $53.26	713,007	52.10	5.9	595,000	52.06
Outstanding at March 31	1,924,459	33.88	5.5	1,369,402	32.92

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

9. UNAUDITED QUARTERLY FINANCIAL DATA

The following table contains selected unaudited quarterly financial data from the consolidated income statements for each quarter of fiscal 2006 and 2005. The Company believes this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal 2006:
Sales	$209,915	$220,993	$226,204	$221,911
Gross profit	51,803	54,065	55,732	55,863
Net income	8,729	9,333	9,941	10,495
Basic earnings per share	.63	.68	.73	.77
Diluted earnings per share	.61	.66	.71	.74

Fiscal 2005:
Sales	$181,529	$191,129	$208,640	$197,718
Gross profit	44,872	47,110	51,563	48,856
Net income	6,824	7,569	9,744	8,585
Basic earnings per share	.50	.56	.71	.63
Diluted earnings per share	.48	.53	.68	.60

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Report is included in Item 8 of this Annual Report on Form 10-K on page 24 and is incorporated herein by reference.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

The information called for by “Item 10. Directors and Executive Officers of the Registrant” (except for certain information regarding executive officers which is included in Part I hereof as “Item 1. Business—Executive Officers”), “Item 11. Executive Compensation,” “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters”  “Item 13. Certain Relationships and Related Transactions,” and “Item 14. Principal Accountant Fees and Services” is hereby incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Shareholders (presently scheduled to be held August 3, 2006) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements

(a)(1)	Financial Statements (included under Item 8):

The index to the Financial Statements is included on page 23 of this Annual Report on Form 10-K and is incorporated herein by reference.

(a)(2)	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts.

Report of Independent Registered Public Accounting Firm with respect to Schedule II – Valuation and Qualifying Accounts is included in Item 8 of this Annual Report on Form 10-K on page 44.

All other schedules have been omitted since the required information is not significant or is included in the Financial Statements or notes thereto or is not applicable.

(a)(3)		Exhibits:
*	3.1	—	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*	3.2	—	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10- Q (June 30, 1998), Exhibit 3.1).
*	3.3	—	Second Amended and Restated By-Laws of the Company, adopted as of May 25, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).
*	4.1	—	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*	4.2	—

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

*	10.5	—	Employment Agreement between the Company and Joe R. Davis dated as of February 13, 2006 (Consolidated Graphics, Inc. Form 8-K (February 14, 2006), Exhibit 10.1).
*	10.6	—	Change in Control Agreement between the Company and Joe R. Davis dated as of July 25, 2000 (Consolidated Graphics, Inc. Form 10-K (March 31, 2001), Exhibit 10.8).
*	10.7	—	Amendment to Change in Control Agreement between the Company and Joe R. Davis dated as of February 13, 2006 (Consolidated Graphics, Inc. Form 8-K (February 14, 2006), Exhibit 10.2).
*	10.8	—	Employment Agreement between the Company and G. Christopher Colville dated as of March 1, 2002 (Consolidated Graphics, Inc. Form 10-K (March 31, 2002), Exhibit 10.5).
*	10.9	—	Change in Control Agreement between the Company and G. Christopher Colville dated as of March 1, 2002 (Consolidated Graphics, Inc. Form 10-K (March 31, 2002), Exhibit 10.6).
*	10.10	—

Credit Agreement among the Company and Bank One, NA, as Administrative Agent and Bank One Capital Markets, Inc., as Lead Arranger and Sole Book Runner and Wells Fargo Bank Texas, National Association, as Syndication Agent, dated as of November 10, 2003 (Consolidated Graphics, Inc. Form 8-K (November 14, 2003), Exhibit 10).

*	10.11	—	Form of Indemnification Agreement for directors and officers (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 10.1).
*	10.12	—	Amended Schedule identifying the directors and officers parties to Indemnification Agreements with the Company. (Consolidated Graphics, Inc. Form 10-K (March 31, 2005), Exhibit 10.11).
*	10.13	—	Form of Employee and Director Stock Option Agreement (Consolidated Graphics, Inc. Form 10-Q (June 30, 2005), Exhibit 10.1). +
	21	—	List of Subsidiaries.
	23	—	Consent of KPMG LLP.
	24	—	Powers of Attorney.
	31.1	—	Certification of Joe R. Davis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	—	Certification of G. Christopher Colville pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	—	Certification of Joe R. Davis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	—	Certification of G. Christopher Colville pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Incorporated by reference.

+              Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Amount Charged to Expense	Utilization of Reserve (Net of Recoveries)	Balance at End of Year

Allowance for Doubtful Accounts
Year Ended March 31, 2006	$2,465	$1,676	$(1,627)	$2,514
Year Ended March 31, 2005	2,448	588	(571)	2,465
Year Ended March 31, 2004	1,637	2,321	(1,510)	2,448

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Consolidated Graphics, Inc.:

Under date of June 7, 2006, we reported on the consolidated balance sheets of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2006, which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the Valuation and Qualifying Accounts Schedule (Schedule II) listed in the index at Item 15(a)(2), for the period indicated above. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial information presented in Schedule II for the years ended March 31, 2006 and 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Houston, Texas

June 7, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Houston, State of Texas on the 8th day of June, 2006.

CONSOLIDATED GRAPHICS, INC.

By:	/s/ JOE R. DAVIS
Joe R. Davis Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOE. R. DAVIS	Chief Executive
Joe R. Davis	Officer and Director
	(Principal Executive Officer)	June 8, 2006

/s/ G.CHRISTOPHER COLVILLE	Executive Vice President,
G. Christopher Colville	Chief Financial and Accounting Officer and Secretary
	(Principal Financial and Accounting Officer)	June 8, 2006

/s/ LARRY J. ALEXANDER*	Director
Larry J. Alexander

/s/ BRADY F. CARRUTH*	Director
Brady F. Carruth

/s/ GARY L. FORBES*	Director
Gary L. Forbes

/s/ JAMES H. LIMMER*	Director
James H. Limmer

/s/ HUGH N. WEST*	Director
Hugh N. West

*By:	/s/ JOE. R. DAVIS
	Joe R. Davis Attorney-in-Fact	June 8, 2006

Exhibit Index

*	3.1	—	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*	3.2	—	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10- Q (June 30, 1998), Exhibit 3.1).
*	3.3	—	Second Amended and Restated By-Laws of the Company, adopted as of May 25, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).
*	4.1	—	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*	4.2	—

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

*	10.5	—	Employment Agreement between the Company and Joe R. Davis dated as of February 13, 2006 (Consolidated Graphics, Inc. Form 8-K (February 14, 2006), Exhibit 10.1).
*	10.6	—	Change in Control Agreement between the Company and Joe R. Davis dated as of July 25, 2000 (Consolidated Graphics, Inc. Form 10-K (March 31, 2001), Exhibit 10.8).
*	10.7	—	Amendment to Change in Control Agreement between the Company and Joe R. Davis dated as of February 13, 2006 (Consolidated Graphics, Inc. Form 8-K (February 14, 2006), Exhibit 10.2).
*	10.8	—	Employment Agreement between the Company and G. Christopher Colville dated as of March 1, 2002 (Consolidated Graphics, Inc. Form 10-K (March 31, 2002), Exhibit 10.5).
*	10.9	—	Change in Control Agreement between the Company and G. Christopher Colville dated as of March 1, 2002 (Consolidated Graphics, Inc. Form 10-K (March 31, 2002), Exhibit 10.6).
*	10.10	—

Credit Agreement among the Company and Bank One, NA, as Administrative Agent and Bank One Capital Markets, Inc., as Lead Arranger and Sole Book Runner and Wells Fargo Bank Texas, National Association, as Syndication Agent, dated as of November 10, 2003 (Consolidated Graphics, Inc. Form 8-K (November 14, 2003), Exhibit 10).

*	10.11	—	Form of Indemnification Agreement for directors and officers (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 10.1).
*	10.12	—	Amended Schedule identifying the directors and officers parties to Indemnification Agreements with the Company. (Consolidated Graphics, Inc. Form 10-K (March 31, 2005), Exhibit 10.11).
*	10.13	—	Form of Employee and Director Stock Option Agreement (Consolidated Graphics, Inc. Form 10-Q (June 30, 2005), Exhibit 10.1). +
	21	—	List of Subsidiaries.
	23	—	Consent of KPMG LLP.
	24	—	Powers of Attorney.
	31.1	—	Certification of Joe R. Davis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	—	Certification of G. Christopher Colville pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	—	Certification of Joe R. Davis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	—	Certification of G. Christopher Colville pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Incorporated by reference.

+              Compensatory plan or arrangement under which executive officers or directors of the Company may participate.