Form 10-Q
period 2006-06-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2006-08-02
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑       No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐       No ☑
The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at July 15, 2006 was 13,429,368.

CONSOLIDATED GRAPHICS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	March 31,
	2006	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,051	$4,993
Accounts receivable, net	153,216	146,296
Inventories	39,472	38,430
Prepaid expenses	6,896	6,799
Deferred income taxes	8,274	8,356

Total current assets	217,909	204,874
PROPERTY AND EQUIPMENT, net	294,951	297,308
GOODWILL AND OTHER INTANGIBLE ASSETS, net	99,489	100,035
OTHER ASSETS	8,572	9,096

	$620,921	$611,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$10,908	$10,821
Accounts payable	48,178	54,666
Accrued liabilities	75,245	68,436
Income taxes payable	8,263	3,477

Total current liabilities	142,594	137,400
LONG-TERM DEBT, net of current portion	89,131	90,678
DEFERRED INCOME TAXES	61,977	64,289
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 13,594,768 and 13,714,121 issued and outstanding	136	138
Additional paid-in capital	170,663	170,581
Retained earnings	156,420	148,227

Total shareholders’ equity	327,219	318,946

	$620,921	$611,313

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30
	2006	2005
SALES	$238,425	$209,915
COST OF SALES	174,420	158,112

Gross profit	64,005	51,803
SELLING EXPENSES	24,357	22,030
GENERAL AND ADMINISTRATIVE EXPENSES	17,215	14,359

Operating income	22,433	15,414
INTEREST EXPENSE, net	1,385	1,364

Income before taxes	21,048	14,050
INCOME TAXES	7,318	5,321

Net income	$13,730	$8,729

BASIC EARNINGS PER SHARE	$1.00	$.63
DILUTED EARNINGS PER SHARE	$.97	$.61
SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	13,705	13,767
Diluted	14,188	14,273
See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited, except March 31, 2006 balance)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
BALANCE, March 31, 2006	13,714	$138	$170,581	$148,227	$318,946
Exercise of stock options, including tax benefit	28	—	692	—	692
Share-based compensation expense	—	—	1,226	—	1,226
Repurchase and retire common stock	(147)	(2)	(1,836)	(5,537)	(7,375)
Net income	—	—	—	13,730	13,730

BALANCE, June 30, 2006	13,595	$136	$170,663	$156,420	$327,219

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30
	2006	2005
OPERATING ACTIVITIES
Net income	$13,730	$8,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,843	10,442
Deferred income tax provision	(1,674)	(756)
Share-based compensation expense	1,226	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(6,719)	5,885
Inventories	(1,097)	(1,734)
Prepaid expenses	(97)	294
Other assets	(32)	(33)
Accounts payable and accrued liabilities	1,452	(10,209)
Income taxes payable	4,786	3,531

Net cash provided by operating activities	22,418	16,149

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(465)
Purchases of property and equipment	(10,379)	(3,877)
Proceeds from asset dispositions	1,163	812

Net cash used in investing activities	(9,216)	(3,530)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	13,696	12,633
Payments on bank credit facilities	(13,097)	(23,400)
Payments on term equipment notes and other debt	(2,060)	(1,483)
Payments to repurchase and retire common stock	(7,375)	—
Proceeds from exercise of stock options, including tax benefit	692	333

Net cash used in financing activities	(8,144)	(11,917)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,058	702
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,993	7,752

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,051	$8,454

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the three months ended June 30, 2006 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2006 has been derived from the 2006 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC in June 2006 (“2006 Form 10-K”).
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
Revenue Recognition — The Company recognizes revenue upon delivery of each job, except for “bill and hold transactions,” in which case such revenue is recognized when all of the service delivery criteria are fully met as per Staff Accounting Bulletin 104 issued by the SEC. Losses, if any, on jobs are recognized at the earliest date such amount is determinable.
Inventories—Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. The carrying values of inventories are set forth below:

	June 30,	March 31,
	2006	2006
Raw materials	$12,543	$11,485
Work in progress	21,455	21,951
Finished goods	5,474	4,994

	$39,472	$38,430

Goodwill and Other Intangible Assets, net — Goodwill totaled $88,025 at June 30, 2006 and represents the excess of the Company’s purchase cost over the fair value of the net assets of acquired businesses, net of previously recorded amortization and impairment expense. The net book value of other intangible assets at June 30, 2006 was $11,464. Other intangible assets consist primarily of the value assigned to such items as customer lists and tradenames in connection with the allocation of purchase price for acquisitions under Statement of Financial Accounting Standards (“SFAS”) No. 142 and are generally amortized on a straight-line basis over periods of up to ten years. Amortization expense totaled $401 and $150 for the three months ended June 30, 2006 and 2005.
Earnings Per Share — Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options and restricted stock unit awards outstanding.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
Supplemental Cash Flow Information — The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. For the three months ended June 30, 2006, the Company paid cash for interest and income taxes, net of refunds, totaling $1,531 and $3,801. For the three months ended June 30, 2005, the Company paid cash for interest and income taxes, net of refunds, totaling $1,133 and $2,264.
2. ACQUISITIONS
Based on certain additional information received by the Company regarding its fiscal 2006 acquisitions, $1,530 of purchase price previously attributed to other intangible assets was allocated to goodwill in the three month period ended June 30, 2006. The Company is awaiting additional information concerning certain asset and liability valuations in order to finalize the allocation of purchase price for certain of the Company’s 2006 acquisitions, and expects to receive such information no later than one year following the respective dates of the acquisitions.
3. LONG-TERM DEBT
     The following is a summary of the Company’s long-term debt as of:

	June 30,	March 31,
	2006	2006
Bank credit facilities	$43,651	$43,051
Term equipment notes	42,032	44,037
Other	14,356	14,411

	100,039	101,499
Less: current portion	(10,908)	(10,821)

	$89,131	$90,678

The Company’s primary bank credit facility (as amended and restated, the “Credit Agreement”) is composed of a $150,000 revolving credit facility that will mature in July 2007. At June 30, 2006, outstanding borrowings under the Credit Agreement were $35,000 and accrued interest at a weighted average rate of 7.99%.
The proceeds from borrowings under the Credit Agreement can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to .75%. The Company is also required to pay an annual commitment fee ranging from .275% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At June 30, 2006, the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .275%.
The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at June 30, 2006.
In addition to the Credit Agreement, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. One facility expires in November 2006 and the other facility expires in December 2006. At June 30, 2006, borrowings outstanding under the Auxiliary Bank Facilities totaled $8,651 and accrued interest at a weighted average rate of 6.55%. Because the Company currently has the ability to refinance borrowings outstanding under the Auxiliary Bank Facilities expiring in November and December 2006, and currently plans to do so, such borrowings are classified as long-term debt in the accompanying consolidated balance sheet at June 30, 2006. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
The Company’s term equipment notes consist primarily of notes payable pursuant to financing agreements between the Company and various lenders (the “Lender Notes”) and between the Company and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At June 30, 2006, outstanding borrowings under the Lender Notes totaled $28,146 and accrued interest at a weighted average rate of 5.57%. The Lender Notes provide for fixed monthly principal payments plus interest (at fixed rates) for defined periods of up to eight years from the date of issuance, and are secured by certain equipment of the Company. At June 30, 2006, outstanding borrowings under the Equipment Notes totaled $11,329 and accrued interest at a weighted average rate of 5.92%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by the equipment which was concurrently purchased from the manufacturer. At June 30, 2006, the remaining balance of term equipment notes totaling $2,557 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Credit Agreement places certain limitations on the amount of additional term note obligations the Company may incur in the future.
The Company’s remaining debt obligations consist of a mortgage note totaling $4,751, a promissory note totaling $1,790, industrial revenue bonds totaling $6,995 and various other debt obligations totaling $820. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.
4. SHARE — BASED COMPENSATION
The Company has a share-based compensation plan which is administered by the compensation committee of the Company’s Board of Directors. For additional information regarding this plan, refer to “Note 8. Stock Options” of the Notes to the Consolidated Financial Statements contained in the 2006 Form 10-K. Prior to April 1, 2006, the Company accounted for share-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees.” Compensation expense is not recognized under APBO No. 25 for share-based compensation transactions made at fair-value on the date of grant.
In December 2004, SFAS No. 123(R), Share-Based Payment, was issued, pursuant to which the intrinsic value method of accounting under APBO No. 25 was superseded with a fair-value method that requires recognition of compensation expense in the consolidated statement of operations for all share-based compensation transactions.
Effective April 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective-method of transition, pursuant to which, compensation expense is recognized over the vesting period in the consolidated statement of operations beginning with the date of adoption for (a) the unvested portion of share-based compensation transactions previously occurring and (b) all prospective share-based compensation transactions. For the three months ended June 30, 2006, the Company recognized share-based compensation expense of $1,226 and a related income tax benefit of $493. As of June 30, 2006, $3,084 of currently unrecognized share-based compensation expense remains to be recognized in future periods.
In addition, SFAS No. 123(R) provides that the benefit of certain tax deductions the Company receives in connection with the exercise of share-based compensation instruments be classified as cash flow from financing activities as compared to cash flow from operating activities as required under APBO No. 25. Accordingly, $124 of tax benefit is reflected as cash flow from financing activities and $172 of tax benefit is recognized as cash flow from operations in the accompanying consolidated statements of cash flows as of June 30, 2006 and 2005.

Consolidated Graphics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
As discussed above, results of operations for prior periods have not been restated to reflect the provisions of SFAS No. 123(R). The following table sets forth pro forma information as if share-based compensation expense for the three months ended June 30, 2005 was determined using the fair-value method of accounting.

Three Months
Ended
June 30, 2005
Net income as reported	$8,729
Less: Share-based compensation expense, net of tax	(408)

Pro forma net income	$8,321

Basic Earnings Per Share:
Net income as reported	$.63
Pro forma net income	$.60
Diluted Earnings Per Share:
Net income as reported	$.61
Pro forma net income	$.58
The Company did not grant any stock options during the three months ended June 30, 2006. The total intrinsic value of stock options exercised during the three months ended June 30, 2006 was $867. The following table summarizes stock option activity for the three months ended June 30, 2006:

		Weighted-
		Average
		Exercise
Stock Options	Shares	Price
Outstanding at March 31, 2006	1,974,459	$34.31
Granted	—	—
Exercised	(28,147)	20.20
Forfeited or expired	(12,526)	39.40

Outstanding at June 30, 2006 (a)	1,933,786	34.49

Exercisable at June 30, 2006 (a)	1,411,118	33.88

(a)
Stock options outstanding as of June 30, 2006 have a weighted average remaining contractual term of 5.4 years. Based on the market value of the Company’s common stock on June 30, 2006, outstanding stock options have an aggregate intrinsic value of $33,973 and exercisable stock options have an aggregate intrinsic value of $25,652.

The Company granted an award of 12,500 restricted stock unit awards during the three months ended June 30, 2006 having a fair value of $651. The following table summarizes restricted stock unit award activity for the three months ended June 30, 2006:

Restricted Stock Unit Awards	Shares
Outstanding at March 31, 2006	—
Granted	12,500
Exercised	—
Forfeited or expired	—

Outstanding at June 30, 2006 (a)	12,500

Exercisable at June 30, 2006 (a)	—

(a)	Restricted stock units outstanding and exercisable as of June 30, 2006 have a remaining contractual term of 9.8 years and a total intrinsic value of $651.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking information. Readers are cautioned that such information involves known and unknown risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur beyond our control, which may limit our ability to maintain or improve our operating results or financial condition or acquire additional printing businesses. When you consider our forward-looking information, you should keep in mind the Risk Factors described in this Quarterly Report on Form 10-Q and in our most recently filed Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and there can be no assurance that any or all of the assumptions underlying the forward-looking statements will prove to be accurate. The inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We expressly disclaim any duty to provide updates to these forward-looking statements, assumptions or other factors after the date of this Quarterly Report on Form 10-Q to reflect the occurrence of events or changes in circumstances or expectations.
The following discussion of the financial condition and performance of our Company should be read in conjunction with the consolidated financial statements included herein and the consolidated financial statements and related notes and other detailed information regarding our Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and other reports filed by us with the Securities and Exchange Commission. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2007 or any periods thereafter.
Overview
Our Organization
Consolidated Graphics is a leading national provider of commercial printing services and is recognized as the largest sheetfed and digital commercial printing company in the United States. Our corporate headquarters are in Houston, Texas, and we currently operate 67 printing businesses spanning 26 states. Each of our printing businesses has a well-established operating history, more than 25 years in most cases. Complementing the printing services we provide, we also offer (i) state-of-the-art fulfillment services from 12 fulfillment centers located at or near one of our printing businesses and (ii) proprietary digital technology solutions and e-commerce capabilities from two technology hubs located at our corporate headquarters and at one of our printing businesses in the Baltimore/Washington D.C. area. Generally, each facility substantially relies on locally-based customers; accordingly, we have a broad diversification of customers by industry-type and geographic orientation, totaling more than 22,000. No individual facility or any individual customer account for more than 10% of our revenues.
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
Nature of Our Services
We are a service business that utilizes sophisticated technology and equipment to produce high-quality, custom-designed printed materials for a large base of customers in a broad cross-section of industries, the majority of which are located in the markets our printing businesses are based. In addition to providing a full range of prepress, digital and offset printing and finishing services, our printing businesses offer fulfillment and mailing services, as well as e-commerce software solutions and other print-related, value-added services. Most of the e-commerce solutions are Internet-based, and like the printed materials we produce, are customized to the specific needs of our customers. For marketing purposes, we refer to our e-commerce capabilities using the “CGXSolutions” trademark. Collectively, all of these discrete capabilities comprise a “comprehensive range of printing services” for which we typically charge an “all-inclusive” fee. Accordingly, for financial reporting purposes, we report our revenues and results of operations as a single segment.
Our sales are derived from commercial printing services. These services consist of (i) traditional print services, including electronic prepress, printing, finishing, storage and delivery of high-quality materials which are custom manufactured to our customers’ design specifications; (ii) fulfillment and mailing services for such printed materials; and (iii) digital technology solutions and e-commerce capabilities that enable our customers to more efficiently procure and manage printed material and/or design, procure, distribute, track and analyze results of printing-based marketing programs and activities. Examples of the types of documents we print for our customers include high-quality, multi-color marketing materials, product and capability brochures, point-of-purchase displays, direct mail pieces, shareholder communications, catalogs, and training manuals.

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
Our Strategy
We are focused on adding value to our printing businesses by providing the financial and operational strengths, management support and technological advantages associated with a national organization. Our strategy currently includes the following initiatives to generate sales and profit growth:
•
Internal Sales Growth—We seek to use our competitive advantages to expand market share. We continue to pursue additional experienced sales professionals, invest in new equipment and technology, expand our national accounts program, promote cross-selling opportunities, and develop new and expanded digital technology-based print-related services.

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

Results of Operations
The following table sets forth our Company’s unaudited condensed consolidated income statements and certain percentage relationships for the periods indicated:

			As a Percentage
			of Sales
	Three Months		Three Months
	Ended June 30		Ended June 30
	2006	2005	2006	2005
Sales	$238.4	$209.9	100.0%	100.0%
Cost of sales	174.4	158.1	73.2	75.3

Gross profit	64.0	51.8	26.8	24.7
Selling expenses	24.4	22.0	10.2	10.5
General and administrative expenses	17.2	14.4	7.2	6.9

Operating income	22.4	15.4	9.4	7.3
Interest expense, net	1.4	1.4	0.6	0.6

Income before taxes	21.0	14.0	8.8	6.7
Income taxes	7.3	5.3	3.0	2.5

Net income	$13.7	$8.7	5.8%	4.2%

Our sales and expenses during the periods shown were impacted by the acquisition of four printing businesses (two as tuck-ins) in fiscal 2006. In accordance with the purchase method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. Accordingly, acquisitions affect our financial results in any period compared to the prior year period by the full-period impact of prior year acquisitions (as compared to the partial period impact in the prior year) and the partial-period impact of current year acquisitions, and is referred to below as “incremental impact of acquisitions.”
Comparative Analysis of Consolidated Income Statements for the Three Months Ended June 30, 2006 and 2005
Sales in the three months ended June 30, 2006 increased $28.5 million, or 14%, to $238.4 million from $209.9 million for the same period in the prior year. The $28.5 million revenue increase is attributable to $19.4 million of internal sales growth and $9.1 million from the incremental impact of acquisitions. Approximately one-third of our internal sales growth resulted from election-related printing, which recurs generally on a bi-annual basis. The remainder of our internal sales growth was primarily attributable to our strategic sales initiatives, consisting of national sales, CGXSolutions and cross-selling. Individually, national sales were up 70% in the 2007 June quarter and accounted for 9% of total sales, sales attributable to our CGXSolutions sales channel (including $1.3 million to national accounts) were up 126% in the 2007 June quarter and accounted for 6% of total sales, and sales attributable to cross-selling were up 47% in the 2007 June quarter and accounted for 7% of total sales.
Gross profit in the three months ended June 30, 2006 increased $12.2 million, or 24%, to $64.0 million from $51.8 million for the same period in the prior year. Approximately $5.1 million of the increase is attributable to the increased sales levels discussed above, including the incremental impact of acquisitions. The remaining increase of $7.1 million is attributable to (i) margin leverage as certain of our operating costs are more fixed in nature (for example depreciation, amortization and rent) and (ii) incremental purchasing and pricing gains that we believe we have been able to achieve.
Selling expense in the three months ended June 30, 2006 increased $2.4 million, or 11%, to $24.4 million from $22.0 million for the same period in the prior year. The increase is directly attributable to the increased sales levels noted above. As a percentage of sales, selling expenses decreased to 10.2% in the 2007 June quarter as compared to 10.5% for the same period last year as (i) our sales growth leveraged certain selling expenses which are more fixed in nature (for example sales meetings and training) and (ii) certain of our sales growth including election-related printing bears a lower level of sales commission and other expense.
General and administrative expenses in the three months ended June 30, 2006 increased $2.8 million, or 20%, to $17.2 million from $14.4 million in the same period in the prior year, due principally to the incremental impact of acquisitions and due to the 2007 June quarter recognition of $1.2 million of share-based compensation expense pursuant to our adoption of SFAS 123(R). General and administrative expenses as a percentage of sales increased in the 2007 June quarter to 7.2% as compared to 6.9% in the prior year principally because of the incremental share-based compensation expense which represented .7% of sales. The remainder of the change in the percentage is due to leverage of our sales growth on the generally fixed nature of most types of general and administrative expenses we incur.

Interest expense for the quarter ended June 30, 2006 remained constant at $1.4 million, as a generally higher interest rate environment offset a lower level of average debt outstanding.
We provided for income taxes for the quarter ended June 30, 2006 of $7.3 million, reflecting an effective tax rate of 34.8% as compared to an effective tax rate of 37.9% for the same period in the prior year. Included in the 2007 June quarter amount of income tax expense was a one-time credit of $.7 million, or 3.3% of taxable income, for the impact of a net reduction in legislated state income tax rates on previously provided deferred income taxes.
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

	Three Months Ended
	June 30
	2006	2005
	(In millions)
Net cash provided by operating activities	$22.4	$16.1
Acquisitions of businesses	—	(.5)
Capital expenditures, net of proceeds from asset dispositions (1)	(9.2)	(3.1)
Net proceeds (payments) under bank credit facilities	0.6	(10.8)
Net payments on term equipment notes and other debt	(2.1)	(1.5)
Payments to repurchase and retire common stock	(7.4)	—

(1)	Included in capital expenditures above is $2.0 million which was reflected as an accrued liability in the March 31, 2006 balance sheet.
Additionally, our cash position, working capital and debt obligations are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto included in Item 1. Financial Statements:

	June 30,	March 31,
	2006	2006
	(In millions)
Cash and cash equivalents	$10.1	$5.0
Working capital, inclusive of cash and cash equivalents	75.3	67.5
Total debt obligations	100.0	101.5
During the three months ended June 30, 2006, net cash provided by operating activities increased by $6.3 million as compared to the same period last year. This increase was principally the result of our year-over-year increase in net income of $5.0 million less an additional net increase in working capital, excluding cash and cash equivalents, and the net effects of acquisitions necessary to support our sales growth. As with prior periods, we have continued our strategy to further strengthen our financial position by primarily using available cash flow in excess of our requirements for acquisitions and capital expenditures to make payments on our outstanding debt obligations and selectively repurchase and retire shares of our common stock.
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
We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. There can be no assurance that we will be able to acquire additional printing businesses on terms acceptable to us. In June 2006, the Company announced that it had entered into a non-binding letter of intent to acquire Global Group Inc. in Fort Worth, Texas.

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
In May 2006, our Board of Directors approved a common stock share repurchase program that will expire in May 2007 for repurchases of our common stock not to exceed an aggregate of $68.3 million in open-market or block purchase transactions. We expect to fund any repurchases under the program through cash flow provided by operations or additional borrowings under our primary bank credit facility. The amount and timing of any purchases will depend upon a number of factors, including our liquidity and potential alternative uses of our capital resources, the price and availability of our shares, and general market conditions. During the three month period ended June 30, 2006, we repurchased 147,500 shares of our common stock at a total cost of $7.4 million. Subsequent to June 30, 2006, we have repurchased an additional 227,700 shares of our common stock at a total cost of $11.7 million. There can be no assurance that we will determine to make additional repurchases of our common stock, and if so, whether we will be able to do so on terms acceptable to us.
Debt Obligations
Our primary bank credit facility (as amended and restated, the “Credit Agreement,”) is composed of a $150.0 million revolving credit facility that will mature in July 2007. At June 30, 2006, borrowings outstanding under the Credit Agreement were $35.0 million and accrued interest at a weighted average rate of 7.99%.
The proceeds from borrowings under the Credit Agreement can be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to .75%. We are also required to pay an annual commitment fee ranging from .275% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At June 30, 2006, the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .275%.
We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at June 30, 2006. In the event that we are unable to remain in compliance with these covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be re-classified as a current liability. In the event that we were to be unable to obtain a waiver, re-negotiate or re-finance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would be the result. Based on our view of current market and business conditions and our expectations regarding our future operating results and cash flows, we believe that we will be able to remain in compliance with these covenants and financial tests in the foreseeable future.
In addition to the Credit Agreement, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million. One facility expires in November 2006 and the other facility expires in December 2006. At June 30, 2006, borrowings outstanding under the Auxiliary Bank Facilities totaled $8.7 million and accrued interest at a weighted average rate of 6.55%. Because we currently have the ability to refinance the borrowings outstanding under the Auxiliary Bank Facilities expiring in November and December 2006, and currently plan to do so, such borrowings are classified as long-term debt in our consolidated balance sheet at June 30, 2006. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.

Our term equipment notes consist primarily of notes payable pursuant to financing agreements between us and various lenders (the “Lender Notes”) and between us and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At June 30, 2006, outstanding borrowings under the Lender Notes totaled $28.1 million and accrued interest at a weighted average rate of 5.57%. The Lender Notes provide for fixed monthly principal payments plus interest (at fixed rates) for defined periods of up to eight years from the date of issuance, and are secured by certain equipment of the Company. At June 30, 2006, outstanding borrowings under the Equipment Notes totaled $11.3 million and accrued interest at a weighted average rate of 5.92%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by equipment which was concurrently purchased from the manufacturer. At June 30, 2006, the remaining balance of term equipment notes totaling $2.6 million primarily consists of various secured debt obligations assumed by us in connection with certain prior year acquisitions. We are not subject to any significant financial covenants in connection with any of the term equipment notes. The Credit Agreement places certain limitations on the amount of additional term note obligations we may incur in the future; however, we do not anticipate that these limitations will restrict our ability to make any of our remaining expected 2007 capital expenditures.
Our other debt obligations consist of a mortgage note of $4.8 million, a promissory note totaling $1.8 million, industrial revenue bonds totaling $7.0 million and various other debt obligations totaling $0.8 million. We do not have any significant financial covenants or restrictions associated with these other debt obligations.
Contractual Obligations and Other Commitments
Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $64.0 million as of June 30, 2006.
Letters of credit — In connection with our assumption of obligations under outstanding industrial revenue bonds, which are reflected as debt in the accompanying consolidated financial statements, and our assumption of certain contingent liabilities related to certain of our acquisitions, we had letters of credit outstanding as of June 30, 2006 totaling $9.0 million. In addition, we had one other letter of credit totaling $0.1 million outstanding as of June 30, 2006. All of these letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in July 2007, and we will be required to obtain replacement letters of credit at that time.
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
Receivables, net of valuation allowance — Accounts receivable at June 30, 2006 were $153.2 million, net of a $2.8 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by contraction in the economy or other factors beyond our control. Changes in our estimates of collectibility could have a material adverse affect on our consolidated financial condition or results of operations.

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
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning April 1, 2007. We have not yet evaluated the effect FIN 48 will have on our financial statements and related disclosures.
ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments that could expose our Company to market risk. However, we are exposed to market risk for changes in interest rates related primarily to our debt obligations, which as of June 30, 2006 include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of June 30, 2006, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
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
ITEM 1A.  Risk Factors
There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 in response to Item 1A to Part I of Form 10-K.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
In May 2006, the Board of Directors approved a new common stock share repurchase program that will expire in May 2007 providing for repurchases of our common stock not to exceed $68.3 million in the aggregate in open-market or block purchase transactions. The following are details of repurchases under this program for the period covered by this report:

			Total Number	Maximum
			of Shares	Dollar Value of
			Repurchased	Shares that May
			as Part of	Yet Be
	Total Number of	Average	Publicly	Repurchased
	Shares	Price Paid	Announced	Under the
Period	Repurchased (a)	per Share	Plans	Announced Plans
Repurchases from April 1, 2006 through April 30, 2006	—	—	—	$68,300,000
Repurchases from May 1, 2006 through May 31, 2006	—	—	—	$68,300,000
Repurchases from June 1, 2006 through June 30, 2006	147,500	$50.01	147,500	$60,924,116

Total	147,500	$50.01	147,500

(a)	All shares were purchased in open-market transactions.
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

*4.3
Amendment to Rights Agreement dated as of July 10, 2006 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (July 13, 2006), Exhibits 2 and 3).

31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of G. Christopher Colville, principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of G. Christopher Colville, principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.

Dated: August 2, 2006	By:	/s/ G. Christopher Colville

G. Christopher Colville Executive Vice President, Chief Financial and Accounting Officer and Secretary

Exhibit Index

*3.1	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998), Exhibit 3.1).
*3.3	Second Amended and Restated By-Laws of the Company adopted as of June 30, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).
*4.1	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
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

*4.3
Amendment to Rights Agreement dated as of July 10, 2006 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (July 13, 2006), Exhibits 2 and 3).

31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of G. Christopher Colville, principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of G. Christopher Colville, principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference