Form 10-Q
period 2006-09-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2006-11-01
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐ No ☑
The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at October 15, 2006 was 13,534,826.

CONSOLIDATED GRAPHICS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	March 31,
	2006	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,230	$4,993
Accounts receivable, net	160,392	146,296
Inventories	49,961	38,430
Prepaid expenses	9,956	6,799
Deferred income taxes	7,493	8,356

Total current assets	236,032	204,874
PROPERTY AND EQUIPMENT, net	299,602	297,308
GOODWILL AND OTHER INTANGIBLE ASSETS, net	98,814	100,035
OTHER ASSETS	7,086	6,953

	$641,534	$609,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$10,943	$10,821
Accounts payable	53,728	54,666
Accrued liabilities	70,327	68,436
Income taxes payable	149	3,477

Total current liabilities	135,147	137,400
LONG-TERM DEBT, net of current portion	109,742	90,678
DEFERRED INCOME TAXES	59,940	62,146
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 13,557,508 and 13,714,121 issued and outstanding	136	138
Additional paid-in capital	177,734	170,581
Retained earnings	158,835	148,227

Total shareholders’ equity	336,705	318,946

	$641,534	$609,170

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2006	2005	2006	2005
SALES	$234,236	$220,993	$472,661	$430,908
COST OF SALES	171,780	166,928	346,200	325,040

Gross profit	62,456	54,065	126,461	105,868
SELLING EXPENSES	23,543	22,513	47,900	44,543
GENERAL AND ADMINISTRATIVE EXPENSES	15,013	15,104	32,228	29,463

Operating income	23,900	16,448	46,333	31,862
INTEREST EXPENSE, net	1,783	1,426	3,168	2,790

Income before taxes	22,117	15,022	43,165	29,072
INCOME TAXES	8,427	5,689	15,745	11,010

Net income	$13,690	$9,333	$27,420	$18,062

BASIC EARNINGS PER SHARE	$1.01	$.68	$2.01	$1.31
DILUTED EARNINGS PER SHARE	$.98	$.66	$1.96	$1.27
SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	13,513	13,754	13,609	13,761
Diluted	13,966	14,166	13,984	14,197
See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited, except March 31, 2006 balance)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
BALANCE, March 31, 2006	13,714	$138	$170,581	$148,227	$318,946
Exercise of stock options, including tax benefit	268	2	10,699	—	10,701
Share-based compensation expense	—	—	1,737	—	1,737
Repurchase and retire common stock	(424)	(4)	(5,283)	(16,812)	(22,099)
Net income	—	—	—	27,420	27,420

BALANCE, September 30, 2006	13,558	$136	$177,734	$158,835	$336,705

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30
	2006	2005
OPERATING ACTIVITIES
Net income	$27,420	$18,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,329	22,382
Deferred income tax provision	(1,343)	(766)
Share-based compensation expense	1,737	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(13,895)	(9,906)
Inventories	(11,586)	(2,008)
Prepaid expenses	(3,157)	1,151
Other assets	(133)	(523)
Accounts payable and accrued liabilities	(211)	(3,824)
Income taxes payable	(3,328)	6,682

Net cash provided by operating activities	16,833	31,250

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(4,757)	(1,235)
Purchases of property and equipment	(18,408)	(6,557)
Proceeds from asset dispositions	1,781	1,256

Net cash used in investing activities	(21,384)	(6,536)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	76,477	23,758
Payments on bank credit facilities	(52,779)	(38,522)
Payments on term equipment notes and other debt	(4,512)	(3,681)
Payments to repurchase and retire common stock	(22,099)	(6,410)
Proceeds from exercise of stock options, including tax benefit	10,701	692

Net cash provided (used in) by financing activities	7,788	(24,163)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,237	551
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,993	7,752

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,230	$8,303

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the six months ended September 30, 2006 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2006 has been derived from the 2006 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC in June 2006 (“2006 Form 10-K”).
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
Reclassification — Certain reclassifications of prior period’s data have been made to conform to current period reporting.
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
Inventories—Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. The carrying values of inventories are set forth below:

	September 30,	March 31,
	2006	2006
Raw materials	$14,290	$11,485
Work in progress	29,905	21,951
Finished goods	5,766	4,994

	$49,961	$38,430

Goodwill and Other Intangible Assets, net — Goodwill totaled $87,695 at September 30, 2006 and represents the excess of the Company’s purchase cost over the fair value of the net assets of acquired businesses, net of previously recorded amortization and impairment expense. The net book value of other intangible assets at September 30, 2006 was $11,119. Other intangible assets consist primarily of the value assigned to such items as customer lists and tradenames in connection with the allocation of purchase price for acquisitions under Statement of Financial Accounting Standards (“SFAS”) No. 142 and are generally amortized on a straight-line basis over periods of up to ten years. Amortization expense totaled $746 and $403 for the six months ended September 30, 2006 and 2005.
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

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
Supplemental Cash Flow Information — The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. For the six months ended September 30, 2006, the Company paid cash for interest and income taxes, net of refunds, totaling $3,038 and $20,317. For the six months ended September 30, 2005, the Company paid cash for interest and income taxes, net of refunds, totaling $2,679 and $5,117.
2. ACQUISITIONS
During the six months ended September 30, 2006, the Company (i) paid cash totaling $5,107 to acquire certain real property and (ii) received cash totaling $350 in connection with the finalization of certain working capital adjustments, in connection with certain prior year acquisitions. Based on certain additional information received by the Company regarding its fiscal 2006 acquisitions, $1,530 of purchase price previously attributed to other intangible assets was allocated to goodwill in the six month period ended September 30, 2006. The Company is awaiting additional information concerning certain asset and liability valuations in order to finalize the allocation of purchase price for certain of the Company’s 2006 acquisitions, and expects to receive such information no later than one year following the respective dates of the acquisitions.
3. LONG-TERM DEBT
The following is a summary of the Company’s long-term debt as of:

	September 30,	March 31,
	2006	2006
Bank credit facilities	$66,749	$43,051
Term equipment notes	40,033	44,037
Other	13,903	14,411

	120,685	101,499
Less: current portion	(10,943)	(10,821)

	$109,742	$90,678

At September 30, 2006, the Company’s primary bank credit facility (as amended and restated, the “Credit Agreement”) consisted of a $150,000 revolving credit facility scheduled to mature in July 2007. Outstanding borrowings at such date were $60,000 and accrued interest at a weighted average rate of 7.85%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to .75%. The Company is also required to pay an annual commitment fee ranging from .275% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At September 30, 2006, the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .275%.
The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at September 30, 2006.
In addition to the Credit Agreement, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. At September 30, 2006, borrowings outstanding under the Auxiliary Bank Facilities totaled $6,749 and accrued interest at a weighted average rate of 6.65%. Because the Company currently has the ability and intends to refinance borrowings outstanding under the Auxiliary Bank Facilities upon their scheduled maturity in the third quarter of fiscal 2007, such borrowings are classified as long-term debt in the accompanying consolidated balance sheet at September 30, 2006. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
The Company’s term equipment notes consist primarily of notes payable pursuant to financing agreements between the Company and various lenders (the “Lender Notes”) and between the Company and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At September 30, 2006, outstanding borrowings under the Lender Notes totaled $26,722 and accrued interest at a weighted average rate of 5.58%. The Lender Notes provide for either fixed monthly principal payments plus interest (at fixed rates) or for fixed payments of principal and interest (at fixed rates) for defined periods of up to eight years from the date of issuance, and are secured by certain equipment of the Company. At September 30, 2006, outstanding borrowings under the Equipment Notes totaled $10,895 and accrued interest at a weighted average rate of 5.92%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by the equipment which was concurrently purchased from the manufacturer. At September 30, 2006, the remaining balance of term equipment notes totaling $2,416 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes.
The Company’s remaining debt obligations consist of a mortgage note totaling $4,705, a promissory note totaling $1,797, industrial revenue bonds totaling $6,685 and various other debt obligations totaling $716. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.
Subsequent to September 30, 2006, the Company entered into a new revolving credit agreement (the “New Credit Agreement”) effectively amending and restating the Credit Agreement. The New Credit Agreement provides for a $155,000 revolving credit facility, with an accordion feature that could under prescribed conditions increase the amount to $240,000, and has a maturity date of October 6, 2011. Borrowings under the New Credit Agreement accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of .625% to 1.25%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). The Company is also required to pay an annual commitment fee ranging from .15% to .25% on available but unused amounts under the New Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the New Credit Agreement and are redetermined quarterly. At the commencement date of the New Credit Agreement, the applicable LIBOR interest rate margin was .625% and the applicable commitment fee was .15%.
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
Effective April 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method of transition, pursuant to which, compensation expense is recognized over the vesting period in the consolidated statement of operations beginning with the date of adoption for (a) the unvested portion of share-based compensation transactions previously occurring and (b) all prospective share-based compensation transactions. For the six months ended September 30, 2006, the Company recognized share-based compensation expense of $1,737 and a related income tax benefit of $602. As of September 30, 2006, $2,572 of currently unrecognized share-based compensation expense remains to be recognized in future periods.
In addition, SFAS No. 123(R) provides that the benefit of certain tax deductions the Company receives in connection with the exercise of share-based compensation instruments be classified as cash flow from financing activities as compared to cash flow from operating activities as required under APBO No. 25. Accordingly, $3,219 of tax benefit is reflected as cash flow from financing activities and $356 of tax benefit is recognized as cash flow from operations in the accompanying consolidated statements of cash flows as of September 30, 2006 and 2005.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
As discussed above, results of operations for prior periods have not been restated to reflect the provisions of SFAS No. 123(R). The following table sets forth pro forma information as if share-based compensation expense for the three and six months ended September 30, 2005 was determined using the fair-value method of accounting.

	Three Months	Six Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net income as reported	$9,333	$18,062
Less: Share-based compensation expense, net of tax	(349)	(756)

Pro forma net income	$8,984	$17,306

Basic Earnings Per Share:
Net income as reported	$0.68	$1.31
Pro forma net income	$0.65	$1.26
Diluted Earnings Per Share:
Net income as reported	$0.66	$1.27
Pro forma net income	$0.63	$1.22
The Company did not grant any stock options during the six months ended September 30, 2006. The total intrinsic value of stock options exercised during the six months ended September 30, 2006 was $8,690. The following table summarizes stock option activity for the six months ended September 30, 2006:

		Weighted-
		Average Exercise
Stock Options	Shares	Price
Outstanding at March 31, 2006	1,974,459	$34.31
Granted	—	—
Exercised	(267,687)	27.96
Forfeited or expired	(17,374)	39.86

Outstanding at September 30, 2006 (a)	1,689,398	35.28

Exercisable at September 30, 2006 (a)	1,241,202	34.56

(a)
Stock options outstanding as of September 30, 2006 have a weighted average remaining contractual term of 5.3 years. Based on the market value of the Company’s common stock on September 30, 2006, outstanding stock options have an aggregate intrinsic value of $42,057 and exercisable stock options have an aggregate intrinsic value of $31,786.

The Company granted an award of 12,500 restricted stock unit awards during the six months ended September 30, 2006 having a fair value of $651. The following table summarizes restricted stock unit award activity for the six months ended September 30, 2006:

Restricted Stock Unit Awards	Shares
Outstanding at March 31, 2006	—
Granted	12,500
Exercised	—
Forfeited or expired	—

Outstanding at September 30, 2006 (a)	12,500

Exercisable at September 30, 2006 (a)	—

(a)	Restricted stock units outstanding and exercisable as of September 30, 2006 have a remaining contractual term of 9.5 years and a total intrinsic value of $752.

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
The following discussion of the financial condition and performance of our Company should be read in conjunction with the consolidated financial statements included herein and the consolidated financial statements and related notes and other detailed information regarding our Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and other reports filed by us with the Securities and Exchange Commission. Operating results for the six months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2007 or any periods thereafter.
Overview
Our Organization
Consolidated Graphics is a leading national provider of commercial printing services and is recognized as the largest sheetfed and digital commercial printing company in the United States. Our corporate headquarters are in Houston, Texas, and we currently operate 67 printing businesses spanning 26 states. Each of our printing businesses has a well-established operating history, more than 25 years in most cases. Complementing the printing services we provide, we also offer (i) state-of-the-art fulfillment services from 12 fulfillment centers located at or near one of our printing businesses and (ii) proprietary digital technology solutions and e-commerce capabilities from two technology hubs located at our corporate headquarters and at one of our printing businesses near Washington D.C. Generally, each facility substantially relies on locally-based customers; accordingly, we have a broad diversification of customers by industry-type and geographic orientation, totaling more than 22,000. No individual facility or any individual customer account for more than 10% of our revenues.
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
Our Strategy
We are focused on adding value to our printing businesses by providing the financial and operational strengths, management support and technological advantages associated with a national organization. Our strategy currently includes the following initiatives to generate sales and profit growth:
•
Internal Sales Growth—We seek to use our competitive advantages to expand market share. We continue to pursue additional experienced sales professionals, invest in new equipment and technology, expand our national accounts program, promote cross-selling opportunities among individual facilities, and develop new and expanded digital technology-based print-related services.

•
Disciplined Acquisition Program—We selectively pursue opportunities to acquire additional printing businesses at reasonable prices. Some of these acquisitions may include smaller and/or distressed printing businesses for merger into one of our existing businesses.

•
Cost Savings—Because of our size and national presence, we leverage our economies of scale to purchase raw materials, supplies and equipment at preferential prices, and centralize various administrative services to generate cost savings.

•
Best Practices/Benchmarking—We provide a forum for our printing businesses to share their knowledge of technical processes and their best practices with one another, as well as benchmark financial and operational data to help our printing businesses identify and respond to changes in operating trends.

•	Leadership Development—Through our unique Leadership Development Program, we develop college graduates for future sales and management positions at our printing businesses.

Results of Operations
The following table sets forth our Company’s unaudited condensed consolidated income statements for the periods indicated:

	Three Months		Six Months
	Ended September 30		Ended September 30
	2006	2005	2006	2005
	(In millions)		(In millions)
Sales	$234.2	$221.0	$472.7	$430.9
Cost of sales	171.8	166.9	346.2	325.0

Gross profit	62.4	54.1	126.5	105.9
Selling expenses	23.5	22.5	47.9	44.5
General and administrative expenses	15.0	15.2	32.2	29.5

Operating income	23.9	16.4	46.4	31.9
Interest expense, net	1.8	1.4	3.2	2.8

Income before taxes	22.1	15.0	43.2	29.1
Income taxes	8.4	5.7	15.8	11.0

Net Income	$13.7	$9.3	$27.4	$18.1

The following table sets forth the components of income expressed as a percentage of sales for the periods indicated:

	As a Percentage		As a Percentage
	of Sales		of Sales
	Three Months		Six Months
	Ended September 30		Ended September 30
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.3	75.5	73.2	75.4

Gross profit	26.7	24.5	26.8	24.6
Selling expenses	10.1	10.2	10.1	10.3
General and administrative expenses	6.4	6.9	6.9	6.9

Operating income	10.2	7.4	9.8	7.4
Interest expense, net	0.8	0.6	0.7	0.6

Income before taxes	9.4	6.8	9.1	6.8
Income taxes	3.6	2.6	3.3	2.6

Net Income	5.8%	4.2%	5.8%	4.2%

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
Comparative Analysis of Consolidated Income Statements for the Three Months Ended September 30, 2006 and 2005
Sales in the three month period ended September 30, 2006 increased $13.2 million, or 6%, to $234.2 million from $221.0 million for the same period in the prior year. The $13.2 million revenue increase is attributable to $4.6 million of internal sales growth and $8.6 million from the incremental impact of acquisitions. Election—related printing, which recurs generally on a bi-annual basis, accounted for $3.6 million of our internal sales growth. The remainder of our internal sales growth was primarily attributable to our strategic sales initiatives, consisting of national sales, CGXSolutions and cross-selling. Compared to the prior year, national sales were up 17% in the September quarter and accounted for 8% of total sales and sales attributable to our CGXSolutions sales channel (including $3.2 million to national accounts) were up 69% in the September quarter and accounted for 7% of total sales.
Gross profit in the three months ended September 30, 2006 increased $8.3 million, or 16%, to $62.4 million from $54.1 million for the same period in the prior year. Approximately $5.0 million of the increase is attributable to the increased sales levels discussed above, including the incremental impact of acquisitions. The remaining increase of $3.3 million is attributable to (i) margin leverage as certain of our operating costs are more fixed in nature (for example depreciation and rent expense) and (ii) incremental purchasing and pricing gains that we have been able to achieve.
Selling expense in the three months ended September 30, 2006 increased $1.0 million, or 5%, to $23.5 million from $22.5 million for the same period in the prior year. The increase is directly attributable to the increased sales levels noted above. As a percentage of sales, selling expenses decreased to 10.1% in the current quarter as compared to 10.2% for the same period last year as (i) our sales growth leveraged certain selling expenses which are more fixed in nature (for example sales meetings and training) and (ii) certain of our sales growth including election-related printing bears a lower level of sales commission and other expense.
General and administrative expenses in the three months ended September 30, 2006 decreased $.2 million, or 1%. Share-based compensation expense of $.5 million recognized in the current quarter was offset by the recognition of a one-time sales and use tax credit of $.6 million. Our sales growth discussed above combined with the fixed nature of much of our general and administrative expense and our focus on controlling costs resulted in a 50 basis point decrease in general and administrative expenses as a percentage of sales.
Interest expense in the three months ended September 30, 2006 increased $0.4 million, or 25%, to $1.8 million from $1.4 million in the same period in the prior year, due principally to a higher level of average debt outstanding and a generally higher interest rate environment.
We provided for income taxes in the three months ended September 30, 2006 of $8.4 million, reflecting an effective tax rate of 38.1% as compared to an effective tax rate of 37.9% for the same period in the prior year.
Comparative Analysis of Consolidated Income Statements for the Six Months Ended September 30, 2006 and 2005
Sales in the six month period ended September 30, 2006 increased $41.8 million, or 10%, to $472.7 million from $430.9 million for the same period in the prior year. The $41.8 million revenue increase is attributable to $24.0 million of internal sales growth and $17.8 million from the incremental impact of acquisitions. Approximately 40% of our internal sales growth resulted from election-related printing, which recurs generally on a bi-annual basis. The remainder of our internal sales growth was primarily attributable to our strategic sales initiatives, consisting of national sales, CGXSolutions and cross-selling. Compared to the prior year, national sales were up 44% and accounted for 9% of total sales and sales attributable to our CGXSolutions sales channel (including $4.5 million to national accounts) were up 93% and accounted for 6% of total sales.
Gross profit in the six months ended September 30, 2006 increased $20.6 million, or 19%, to $126.5 million from $105.9 million for the same period in the prior year. Approximately $10.2 million of the increase is attributable to the increased sales levels discussed above, including the incremental impact of acquisitions. The remaining increase of $10.4 million is attributable to (i) margin leverage as certain of our operating costs are more fixed in nature (for example depreciation and rent expense) and (ii) incremental purchasing and pricing gains that we have been able to achieve.
Selling expense in the six months ended September 30, 2006 increased $3.4 million, or 8%, to $47.9 million from $44.5 million for the same period in the prior year. The increase is directly attributable to the increased sales levels noted above. As a percentage of sales, selling expenses decreased to 10.1% in the six months ended September 30, 2006 as compared to 10.3% for the same period last year as (i) our sales growth leveraged certain selling expenses which are more fixed in nature (for example sales meetings and training) and (ii) certain of our sales growth including election-related printing bears a lower level of sales commission and other expense.
General and administrative expenses in the six months ended September 30, 2006 increased $2.7 million, or 9%, to $32.2 million from $29.5 million in the same period in the prior year. Recognition of share-based compensation expense totaling $1.7 million was the most significant element of the increase. The remainder of the increase was primarily attributable to the incremental impact of acquisitions, net of a one-time sales and use tax credit of $.6 million. As a percentage of sales, general and administrative expenses were unchanged from the prior year as leverage from our sales growth discussed above offset the aforementioned net increase in expenses, as most types of general and administrative expenses we incur are generally fixed from period-to-period.
Interest expense in the six months ended September 30, 2006 increased $0.4 million, or 14%, to $3.2 million from $2.8 million in the same period in the prior year, due principally to a higher level of average debt outstanding and a generally higher interest rate environment.

We provided for income taxes for in the six months ended September 30, 2006 of $15.8 million, reflecting an effective tax rate of 36.5% as compared to an effective tax rate of 37.9% for the same period in the prior year. A one-time credit of $0.7 million, or 1.6% of taxable income, was recognized in the current period for the impact of a net reduction in legislated state income tax rates on previously provided deferred income taxes.
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

	Six Months Ended
	September 30
	2006	2005
	(In millions)
Net cash provided by operating activities	$16.8	$31.3
Acquisitions of businesses	(4.8)	(1.2)
Capital expenditures, net of proceeds from asset dispositions (1)	(16.6)	(5.3)
Net proceeds (payments) under bank credit facilities	23.7	(14.8)
Net payments on term equipment notes and other debt	(4.5)	(3.7)
Payments to repurchase and retire common stock	(22.1)	(6.4)

(1)	Included in capital expenditures above is $2.0 million which was reflected as an accrued liability in the March 31, 2006 balance sheet.
Additionally, our cash position, working capital and debt obligations are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto included in Item 1. Financial Statements:

	September 30,	March 31,
	2006	2006
	(In millions)
Cash and cash equivalents	$8.2	$5.0
Working capital, inclusive of cash and cash equivalents	100.9	67.5
Total debt obligations	120.7	101.5
During the six months ended September 30, 2006, net cash provided by operating activities decreased by $14.5 million as compared to the same period last year. This decrease principally resulted from a significant increase in working capital, excluding cash and cash equivalents, as compared to the same period last year, partially offset by a $9.3 million year-over-year increase in net income. The increase in fiscal 2007 working capital includes increases in accounts receivable and inventories totaling $25.5 million attributable to both internal growth and a seasonal fluctuation caused in part by election-related printing which recurs generally on a bi-annual basis.
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
We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size or success of our acquisition efforts or our associated potential capital commitments. There can be no assurance that we will be able to acquire additional printing businesses on terms acceptable to us. During the six months ended September 30, 2006, the Company announced that it had entered into non-binding letters of intent to acquire Global Group Inc. in Fort Worth, Texas and Annan & Bird Lithographers Ltd., located near Toronto in Mississauga, Ontario.
We expect to fund acquisitions in the foreseeable future through cash flow provided by operations and/or additional borrowings. We have in the past issued our common stock as purchase price consideration in some of our acquisitions.

Although we may issue common stock for such purposes in the future, we do not expect to do so in the foreseeable future because of our current financial liquidity and ability to utilize available cash or make additional borrowings instead of issuing common stock. The extent to which we will be willing or able to use our common stock in the future to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment for the acquisition price, as well as our financial liquidity and available financing options.
In May 2006, our Board of Directors approved a common stock share repurchase program that will expire in May 2007 providing for repurchases of our common stock not to exceed an aggregate of $68.3 million in open-market or block purchase transactions. We expect to fund any repurchases under the program through cash flow provided by operations or additional borrowings under our primary bank credit facility. The amount and timing of any purchases will depend upon a number of factors, including our liquidity and potential alternative uses of our capital resources, the price and availability of our shares, and general market conditions. During the six month period ended September 30, 2006, we repurchased 424,300 shares of our common stock at a total cost of $22.1 million. Subsequent to September 30, 2006, we have repurchased an additional 37,800 shares of our common stock at a total cost of $2.3 million. There can be no assurance that we will determine to make additional repurchases of our common stock, and if so, whether we will be able to do so on terms acceptable to us.
Debt Obligations
At September 30, 2006, our primary bank credit facility (as amended and restated, the “Credit Agreement,”) consisted of a $150.0 million revolving credit facility scheduled to mature in July 2007. Outstanding borrowings at such date were $60.0 million and accrued interest at a weighted average rate of 7.85%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of 1.25% to 2.00%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of up to .75%. We are also required to pay an annual commitment fee ranging from .275% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At September 30, 2006, the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .275%.
We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at September 30, 2006. In the event that we are unable to remain in compliance with these covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be re-classified as a current liability. In the event that we were to be unable to obtain a waiver, re-negotiate or re-finance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would be the result. Based on our view of current market and business conditions and our expectations regarding our future operating results and cash flows, we believe that we will be able to remain in compliance with these covenants and financial tests in the foreseeable future.
In addition to the Credit Agreement, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million. At September 30, 2006, borrowings outstanding under the Auxiliary Bank Facilities totaled $6.8 million and accrued interest at a weighted average rate of 6.65%. Because we currently have the ability and intend to refinance the borrowings outstanding under the Auxiliary Bank Facilities upon their scheduled maturity in the third quarter of fiscal 2007, such borrowings are classified as long-term debt in our consolidated balance sheet at September 30, 2006. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.
Our term equipment notes consist primarily of notes payable pursuant to financing agreements between us and various lenders (the “Lender Notes”) and between us and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At September 30, 2006, outstanding borrowings under the Lender Notes totaled $26.7 million and accrued interest at a weighted average rate of 5.58%. The Lender Notes provide for either fixed monthly principal payments plus interest (at fixed rates) or for fixed payments of principal and interest (at fixed rates) for defined periods of up to eight years from the date of issuance, and are secured by certain equipment of the Company. At September 30, 2006, outstanding borrowings under the Equipment Notes totaled $10.9 million and accrued interest at a weighted average rate of 5.92%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by equipment which was concurrently purchased from the manufacturer. At September 30, 2006, the remaining balance of term equipment notes totaling $2.4 million primarily consists of various secured debt obligations assumed by us in connection with certain prior year acquisitions. We are not subject to any significant financial covenants in connection with any of the term equipment notes.
Our other debt obligations consist of a mortgage note of $4.7 million, a promissory note totaling $1.8 million, industrial revenue bonds totaling $6.7 million and various other debt obligations totaling $0.7 million. We do not have any significant financial covenants or restrictions associated with these other debt obligations.
Subsequent to September 30, 2006, we entered into a new revolving credit agreement (the “New Credit Agreement”) effectively amending and restating the Credit Agreement. The New Credit Agreement provides for a $155.0 million revolving credit facility, with an accordion feature that could under prescribed conditions increase the amount to $240.0 million, and has a maturity date of October 6, 2011. Borrowings under the New Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin of .625% to 1.25%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). We are also required to pay an annual commitment fee ranging from .15% to .25% on available but unused amounts under the New Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the New Credit Agreement and are redetermined quarterly. At September 30, 2006, the applicable LIBOR interest rate margin was .625% and the applicable commitment fee was .15%.
Contractual Obligations and Other Commitments
Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $58.2 million as of September 30, 2006.
Letters of credit — In connection with our assumption of obligations under outstanding industrial revenue bonds, which are reflected as debt in the accompanying consolidated financial statements, and our assumption of certain contingent liabilities related to certain of our acquisitions, we had letters of credit outstanding as of September 30, 2006 totaling $8.7 million. In addition, we had one other letter of credit totaling $0.1 million outstanding as of September 30, 2006. All of these letters of credit were issued pursuant to the terms of our Credit Agreement and extended under the terms of the New Credit Agreement.
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
Receivables, net of valuation allowance — Accounts receivable at September 30, 2006 were $160.4 million, net of a $2.5 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by contraction in the economy or other factors beyond our control. Changes in our estimates of collectibility could have a material adverse affect on our consolidated financial condition or results of operations.
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
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning April 1, 2007. We have not yet evaluated the effect FIN 48 will have on our financial statements and related disclosures.
ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments that could expose our Company to market risk. However, we are exposed to market risk for changes in interest rates related primarily to our debt obligations, which as of September 30, 2006 include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of September 30, 2006, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
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

			Total Number	Maximum
			of Shares	Dollar Value of
			Repurchased	Shares that May
			as Part of	Yet Be
	Total Number of	Average	Publicly	Repurchased
	Shares	Price Paid	Announced	Under the
Period	Repurchased (a)	per Share	Plans	Announced Plans
Repurchases from July 1, 2006 through July 31, 2006	227,800	$51.44	227,800	$49,205,212
Repurchases from August 1, 2006 through August 31, 2006	14,300	63.56	14,300	$48,296,348
Repurchases from September 1, 2006 through September 30, 2006	34,700	$60.39	34,700	$46,200,691

Total	276,800	$53.19	276,800

(a)	All shares were purchased in open-market transactions.
ITEM 3. Defaults upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
On August 3, 2006, the Company held its Annual Meeting of Shareholders. The following item was submitted to a vote of shareholders through the solicitation of proxies:
Election of Class I Directors
The following persons were elected to serve as Class I directors on the Company’s Board of Directors until the 2009 Annual Meeting of Shareholders or until their successors have been duly elected and qualified or until the earlier of their resignation or removal. Voting results were as follows:

		Against
		or
	For	Withheld	Abstentions	Broker Non-Votes
Larry J. Alexander	8,395,583	4,500,205	—	n/a
Brady F. Carruth	8,066,248	4,829,540	—	n/a

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

CONSOLIDATED GRAPHICS, INC.
Dated: November 1, 2006	By:	/s/ G. Christopher Colville
G. Christopher Colville
Executive Vice President, Chief Financial and Accounting Officer and Secretary

Exhibit Index

*3.1	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998), Exhibit 3.1).
*3.3	Second Amended and Restated By-Laws of the Company adopted as of June 30, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).
*4.1	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*4.2	Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc. Form 8-K (December 15, 1999), Exhibit 4.1).
*4.3	Amendment to Rights Agreement dated as of July 10, 2006 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (July 13, 2006), Exhibits 2 and 3).
31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of G. Christopher Colville, principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of G. Christopher Colville, principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference