Form 10-Q
period 2006-12-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2007-02-07
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Yes ☐       No ☑
The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at January 31, 2007 was 13,527,562.

CONSOLIDATED GRAPHICS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	March 31,
	2006	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,642	$4,993
Accounts receivable, net	172,098	146,296
Inventories	44,040	38,430
Prepaid expenses	5,871	6,799
Deferred income taxes	8,023	8,356

Total current assets	242,674	204,874
PROPERTY AND EQUIPMENT, net	299,307	297,308
GOODWILL AND OTHER INTANGIBLE ASSETS, net	98,249	100,035
OTHER ASSETS	7,149	6,953

	$647,379	$609,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$13,539	$10,821
Accounts payable	58,235	54,666
Accrued liabilities	80,363	68,436
Income taxes payable	3,084	3,477

Total current liabilities	155,221	137,400
LONG-TERM DEBT, net of current portion	80,953	90,678
DEFERRED INCOME TAXES	59,784	62,146
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 13,527,236 and 13,714,121 issued and outstanding	135	138
Additional paid-in capital	178,118	170,581
Retained earnings	173,168	148,227

Total shareholders’ equity	351,421	318,946

	$647,379	$609,170

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2006	2005	2006	2005
SALES	$269,611	$226,204	$742,272	$657,112
COST OF SALES	197,253	170,472	543,453	495,512

Gross profit	72,358	55,732	198,819	161,600
SELLING EXPENSES	26,487	23,325	74,387	67,868
GENERAL AND ADMINISTRATIVE EXPENSES	18,702	15,091	50,930	44,554

Operating income	27,169	17,316	73,502	49,178
INTEREST EXPENSE, net	1,576	1,449	4,744	4,239

Income before taxes	25,593	15,867	68,758	44,939
INCOME TAXES	9,218	5,926	24,963	16,936

Net income	$16,375	$9,941	$43,795	$28,003

BASIC EARNINGS PER SHARE	$1.21	$.73	$3.22	$2.04
DILUTED EARNINGS PER SHARE	$1.17	$.71	$3.14	$1.98
SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	13,529	13,657	13,582	13,726
Diluted	13,968	14,093	13,958	14,146
See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited, except March 31, 2006 balances)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
BALANCE, March 31, 2006	13,714	$138	$170,581	$148,227	$318,946
Exercise of stock options, including tax benefit	279	1	11,090	—	11,091
Share-based compensation expense	—	—	2,245	—	2,245
Repurchase and retire common stock	(466)	(4)	(5,798)	(18,854)	(24,656)
Net income	—	—	—	43,795	43,795

BALANCE, December 31, 2006	13,527	$135	$178,118	$173,168	$351,421

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31
	2006	2005
OPERATING ACTIVITIES
Net income	$43,795	$28,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,480	34,994
Deferred income tax provision	(2,029)	1,251
Share-based compensation expense	2,245	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(25,602)	(7,451)
Inventories	(5,665)	527
Prepaid expenses	928	178
Other assets	(196)	(313)
Accounts payable and accrued liabilities	14,226	351
Income taxes payable	(393)	2,624

Net cash provided by operating activities	59,789	60,164

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(4,757)	(7,094)
Purchases of property and equipment	(24,245)	(8,961)
Proceeds from asset dispositions	2,544	2,019

Net cash used in investing activities	(26,458)	(14,036)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	98,548	25,300
Payments on bank credit facilities	(112,138)	(57,977)
Proceeds from issuance of term equipment notes	8,154	—
Payments on term equipment notes and other debt	(6,681)	(5,950)
Payments to repurchase and retire common stock	(24,656)	(6,655)
Proceeds from exercise of stock options, including tax benefit	11,091	1,686

Net cash used in financing activities	(25,682)	(43,596)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,649	2,532
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,993	7,752

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,642	$10,284

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the nine months ended December 31, 2006 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2006 has been derived from the 2006 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC in June 2006 (“2006 Form 10-K”).
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
Inventories — Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. The carrying values of inventories are set forth below:

	December 31,	March 31,
	2006	2006
Raw materials	$14,244	$11,485
Work in progress	24,484	21,951
Finished goods	5,312	4,994

	$44,040	$38,430

Goodwill and Other Intangible Assets, net — Goodwill totaled $87,493 at December 31, 2006 and represents the excess of the Company’s purchase cost over the fair value of the net assets of acquired businesses, net of previously recorded amortization and impairment expense. The net book value of other intangible assets at December 31, 2006 was $10,756. Other intangible assets consist primarily of the value assigned to such items as customer lists and tradenames in connection with the allocation of purchase price for acquisitions under Statement of Financial Accounting Standards (“SFAS”) No. 142 and are generally amortized on a straight-line basis over periods of up to ten years. Amortization expense totaled $1,209 and $818 for the nine months ended December 31, 2006 and 2005.
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

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
Supplemental Cash Flow Information — The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. Certain of the Company’s capital expenditures are considered to be non-cash transactions, including for the nine months ended December 31, 2006, $5,110, which was financed using term notes (See Note 3. Long-term Debt). For the nine months ended December 31, 2006, the Company paid cash for interest and income taxes, net of refunds, totaling $4,660 and $23,466. For the nine months ended December 31, 2005, the Company paid cash for interest and income taxes, net of refunds, totaling $3,912 and $12,228.
2.	ACQUISITIONS
During the nine months ended December 31, 2006, the Company (i) paid cash totaling $5,107 to acquire certain real property and (ii) received cash totaling $350 in connection with the finalization of certain working capital adjustments, in connection with certain prior year acquisitions. Based on certain additional information received by the Company regarding its fiscal 2006 acquisitions, $1,530 of purchase price previously attributed to other intangible assets was allocated to goodwill in the nine month period ended December 31, 2006. The Company is awaiting additional information concerning certain asset and liability valuations in order to finalize the allocation of purchase price for certain of the Company’s 2006 acquisitions, and expects to receive such information no later than one year following the respective dates of acquisition.
Subsequent to December 31, 2006, the Company completed the acquisitions, of Annan and Bird Lithographers Partnership (“Annan & Bird”), located near Toronto in Mississauga, Ontario and The Hennegan Company, located near Cincinnati in Florence, Kentucky.
3.	LONG-TERM DEBT
The following is a summary of the Company’s long-term debt as of:

	December 31,	March 31,
	2006	2006
Bank credit facilities	$29,461	$43,051
Term equipment notes	51,235	44,037
Other	13,796	14,411

	94,492	101,499
Less: current portion	(13,539)	(10,821)

	$80,953	$90,678

On October 6, 2006, the Company entered into a new revolving credit agreement (the “Credit Agreement”) effectively amending and restating our primary bank credit facility. The Credit Agreement provides for a $155,000 revolving credit facility, with an accordion feature that could under prescribed conditions increase the facility to $240,000, and has a maturity date of October 6, 2011. At December 31, 2006, outstanding borrowings were $22,000 and accrued interest at a weighted average rate of 6.61%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of .625% to 1.25%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). The Company is also required to pay an annual commitment fee ranging from .15% to .25% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At December 31, 2006, the applicable LIBOR interest rate margin was .625% and the applicable commitment fee was .15%.
The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at December 31, 2006.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
In addition to the Credit Agreement, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. One facility expires in October 2008 while the other facility expires in December 2007. At December 31, 2006, outstanding borrowings under the Auxiliary Bank Facilities totaled $7,461 and accrued interest at a weighted average rate of 6.32%. Because the Company currently has the ability and intends to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in December 2007, such borrowings are classified as long-term debt in the accompanying consolidated balance sheet at December 31, 2006. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.
The Company’s term equipment notes consist primarily of notes payable pursuant to financing agreements between the Company and various lenders (the “Lender Notes”) and between the Company and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At December 31, 2006, outstanding borrowings under the Lender Notes totaled $38,558 and accrued interest at a weighted average rate of 5.85%. The Lender Notes provide for either fixed monthly principal payments plus interest (at fixed rates) or for fixed payments of principal and interest (at fixed rates) for defined periods of up to eight years from the date of issuance, and are secured by certain equipment of the Company. At December 31, 2006, outstanding borrowings under the Equipment Notes totaled $10,455 and accrued interest at a weighted average rate of 5.92%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by the equipment which was concurrently purchased from the manufacturer. At December 31, 2006, the remaining balance of term equipment notes totaling $2,222 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes.
The Company’s remaining debt obligations consist of a mortgage note totaling $4,657, a promissory note totaling $1,804, industrial revenue bonds totaling $6,185 and various other debt obligations totaling $1,150. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.
Subsequent to December 31, 2006, the Company entered into a First Amendment (the “Amendment”) to the Credit Agreement. The Amendment specifically (i) consented (a) to the incurrence of indebtedness and the maximum amount of indebtedness that can be incurred under the A&B Credit Facility (as defined below) and (b) to the guaranty of the A&B Credit Facility by the Company and (ii) waived certain provisions of the Credit Agreement that would have been applicable to the acquisition of Annan & Bird (See Note 2. Acquisitions).
Concurrently with the Amendment, the Company entered into an unsecured credit facility with a commercial bank (the “A&B Credit Facility”) consisting of a US$35,000 maximum borrowing limit component and a separate Canadian $5,000 maximum borrowing limit component. U.S. dollar denominated borrowings under the A&B Credit Facility accrue interest and bear an annual commitment fee at rates equal to those applicable to borrowings by the Company under the Credit Agreement. Canadian dollar denominated borrowings under the A&B Credit Facility accrue interest at the Company’s option, at either (1) the Canadian Dollar Offer Rate plus a margin of .625% to 1.25%, or (2) an alternate base rate based upon the Canadian Prime Rate. The Company is also required to pay an annual commitment fee ranging from .15% to .25% on available but unused Canadian dollar amounts. For both components, the interest rate margin and the commitment fee are based upon the financial performance measures set forth in the Credit Agreement and are redetermined quarterly. An annual reduction of US$4,000 on the U.S. dollar denominated commitment occurs on each anniversary date of the A&B Credit Facility until the final maturity date of January 2, 2011. There are no significant covenants or restrictions set forth in the A&B Credit Facility; however, a default by the Company under the Credit Agreement will constitute a default under the A&B Credit Facility. Proceeds from borrowings under the A&B Credit Facility may be used by the Company for general corporate purposes, including the acquisition of Annan & Bird.
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
Effective April 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method of transition, pursuant to which, compensation expense is recognized over the vesting period in the consolidated statement of operations beginning with the date of adoption for (a) the unvested portion of share-based compensation transactions previously occurring and (b) all prospective share-based compensation transactions. For the nine months ended December 31, 2006, the Company recognized share-based compensation expense of $2,245 and a related income tax benefit of $841. As of December 31, 2006, $2,382 of currently unrecognized share-based compensation expense remains to be recognized in future periods.
In addition, SFAS No. 123(R) provides that the benefit of certain tax deductions the Company receives in connection with the exercise of share-based compensation instruments be classified as cash flow from financing activities as compared to cash flow from operating activities as required under APBO No. 25. Accordingly, $3,262 of tax benefit is reflected as cash flow from financing activities and $990 of tax benefit is recognized as cash flow from operations in the accompanying consolidated statements of cash flows as of December 31, 2006 and 2005.
As discussed above, results of operations for periods prior to April 1, 2006 have not been restated to reflect the provisions of SFAS No. 123(R). The following table sets forth pro forma information as if share-based compensation expense for the three and nine months ended December 31, 2005 was determined using the fair-value method of accounting.

	Three Months	Nine Months
	Ended	Ended
	December 31, 2005	December 31, 2005
Net income as reported	$9,941	$28,003
Less: Share-based compensation expense, net of tax	(406)	(1,163)

Pro forma net income	$9,535	$26,840

Basic Earnings Per Share:
Net income as reported	$0.73	$2.04
Pro forma net income	$0.70	$1.96
Diluted Earnings Per Share:
Net income as reported	$0.71	$1.98
Pro forma net income	$0.68	$1.90
The total intrinsic value of stock options exercised during the nine months ended December 31, 2006 was $8,983. The following table summarizes stock option activity for the nine months ended December 31, 2006:

		Weighted-
		Average Exercise
Stock Options	Shares	Price
Outstanding at March 31, 2006	1,974,459	$34.31
Granted	26,416	49.19
Exercised	(278,759)	28.15
Forfeited or expired	(24,352)	39.87

Outstanding at December 31, 2006 (a)	1,697,764	$35.49

Exercisable at December 31, 2006 (a)	1,242,375	$34.56

(a)
Stock options outstanding as of December 31, 2006 have a weighted average remaining contractual term of 5.1 years. Based on the market value of the Company’s common stock on December 31, 2006, outstanding stock options have an aggregate intrinsic value of $40,033 and exercisable stock options have an aggregate intrinsic value of $30,451.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
Our share-based payments consist of stock options and restricted stock awards. For stock options, we determine the fair value of each stock option at the grant date using a Black-Scholes model, with the following weighted-average assumptions used for grants made during the nine months ended December 31, 2005; dividends per quarter of zero; expected volatility of 32.7%; an average risk-free interest rate of 4.1%; and an average expected life of 5 years. For grants made during the nine months ended December 31, 2006 assumptions used were as follows; dividends per quarter of zero; expected volatility of 33.8%; an average risk-free interest rate of 4.2%; and an average expected life of 5 years.
The Company granted an award of 12,500 restricted stock unit awards during the nine months ended December 31, 2006 having a fair value of $651. The following table summarizes restricted stock unit award activity for the nine months ended December 31, 2006:

Restricted Stock Unit Awards	Shares
Outstanding at March 31, 2006	—
Granted	12,500
Exercised	—
Forfeited or expired	—

Outstanding at December 31, 2006 (a)	12,500

Exercisable at December 31, 2006 (a)	—

(a)	Restricted stock units outstanding and exercisable as of December 31, 2006 have a remaining contractual term of 9.3 years and a total intrinsic value of $738.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The following discussion of the financial condition and performance of our Company should be read in conjunction with the consolidated financial statements included herein and the consolidated financial statements and related notes and other detailed information regarding our Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and other reports filed by us with the Securities and Exchange Commission. Operating results for the nine months ended December 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2007 or any periods thereafter.
Overview
Our Organization
Consolidated Graphics is a leading national provider of commercial printing services and is recognized as the largest sheetfed and digital commercial printing company in North America. Our corporate headquarters are in Houston, Texas, and we currently operate 68 printing businesses spanning 27 states plus one Canadian province. Each of our printing businesses has a well-established operating history, more than 25 years in most cases. Complementing the printing services we provide, we also offer (i) state-of-the-art fulfillment services from 12 fulfillment centers located at or near one of our printing businesses and (ii) proprietary digital technology solutions and e-commerce capabilities from two technology hubs located at our corporate headquarters and at one of our printing businesses near Washington D.C. Generally, each facility substantially relies on locally-based customers; accordingly, we have a broad diversification of customers by industry-type and geographic orientation, totaling more than 22,000. No individual facility or any individual customer account for more than 10% of our revenues.
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

•	Leadership Development—Through our unique Leadership Development Program, we develop college graduates for future sales and management positions at our printing businesses.

Results of Operations
The following table sets forth our Company’s unaudited condensed consolidated income statements for the periods indicated:

	Three Months		Nine Months
	Ended December 31		Ended December 31
	2006	2005	2006	2005
	(In millions)		(In millions)
Sales	$269.6	$226.2	$742.3	$657.1
Cost of sales	197.2	170.5	543.5	495.5

Gross profit	72.4	55.7	198.8	161.6
Selling expenses	26.5	23.3	74.4	67.9
General and administrative expenses	18.7	15.1	50.9	44.6

Operating income	27.2	17.3	73.5	49.1
Interest expense, net	1.6	1.4	4.7	4.2

Income before taxes	25.6	15.9	68.8	44.9
Income taxes	9.2	6.0	25.0	16.9

Net Income	$16.4	$9.9	$43.8	$28.0

The following table sets forth the components of income expressed as a percentage of sales for the periods indicated:

	As a Percentage		As a Percentage
	of Sales		of Sales
	Three Months		Nine Months
	Ended December 31		Ended December 31
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.2	75.4	73.2	75.4

Gross profit	26.8	24.6	26.8	24.6
Selling expenses	9.8	10.3	10.0	10.3
General and administrative expenses	6.9	6.6	6.9	6.8

Operating income	10.1	7.7	9.9	7.5
Interest expense, net	0.6	0.7	0.6	0.6

Income before taxes	9.5	7.0	9.3	6.9
Income taxes	3.4	2.6	3.4	2.6

Net Income	6.1%	4.4%	5.9%	4.3%

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
Comparative Analysis of Consolidated Income Statements for the Three Months Ended December 31, 2006 and 2005
Sales in the three month period ended December 31, 2006 increased $43.4 million, or 19%, to $269.6 million from $226.2 million for the same period in the prior year. The $43.4 million revenue increase is attributable to $34.7 million of internal sales growth and $8.7 million from the incremental impact of acquisitions. Election–related printing, which recurs generally on a bi-annual basis, accounted for $13.9 million of our internal sales growth. The remainder of our internal sales growth was primarily attributable to our strategic sales initiatives, consisting of national sales, CGXSolutions and cross-selling. Compared to the prior year, national sales were up 47% in the December quarter and accounted for 10% of total sales and sales attributable to our CGXSolutions sales channel (including $1.3 million of national sales) were up 5% in the December quarter and accounted for 5% of total sales.
Gross profit in the three months ended December 31, 2006 increased $16.7 million, or 30%, to $72.4 million from $55.7 million for the same period in the prior year. Approximately $10.7 million of the increase is attributable to the increased sales levels discussed above, including the incremental impact of acquisitions. The remaining increase of $6.0 million accounts for the increase in gross profit percentage to 26.8% compared to 24.6% and is attributable to (i) margin leverage as certain of our operating costs are more fixed in nature (for example depreciation and rent expense) and (ii) incremental purchasing and pricing gains that we have been able to achieve.

Selling expense in the three months ended December 31, 2006 increased $3.2 million, or 14%, to $26.5 million from $23.3 million for the same period in the prior year. The increase is directly attributable to the increased sales levels noted above. As a percentage of sales, selling expenses decreased to 9.8% in the current quarter as compared to 10.3% for the same period last year as (i) our sales growth leveraged certain selling expenses which are more fixed in nature (for example sales overhead) and (ii) certain of our sales growth including election-related printing bears a lower level of sales commission and other expense.
General and administrative expenses in the three months ended December 31, 2006 increased $3.6 million, or 24%, to $18.7 million from $15.1 million for the same period in the prior year due principally to the incremental impact of acquisitions (including direct expenses and incremental intangible asset amortization) and due to the current period recognition of $.5 million of share-based compensation expense. As a percentage of sales, general and administrative expenses increased to 6.9% in the current quarter as compared to 6.6% for the same period last year. This increase is principally attributable to incremental current period costs, including, of more relative significance, intangible asset amortization, allowance for doubtful accounts and share-based compensation expense.
Interest expense in the three months ended December 31, 2006 increased $.2 million, or 9%, to $1.6 million from $1.4 million in the same period in the prior year, due principally to a higher level of average debt outstanding.
We provided for income taxes in the three months ended December 31, 2006 of $9.2 million, reflecting an effective tax rate of 36.0% as compared to an effective tax rate of 37.3% for the same period in the prior year. An increase in the estimated domestic production activities deduction for the current year contributed to the decrease in our effective tax rate. Also, due to the increase in pretax earnings, non-deductible expenses were a smaller percentage of pretax earnings, thus lowering our effective tax rate.
Comparative Analysis of Consolidated Income Statements for the Nine Months Ended December 31, 2006 and 2005
Sales in the nine month period ended December 31, 2006 increased $85.2 million, or 13%, to $742.3 million from $657.1 million for the same period in the prior year. The $85.2 million revenue increase is attributable to $58.7 million of internal sales growth and $26.5 million from the incremental impact of acquisitions. Approximately 40% of our internal sales growth resulted from election-related printing, which recurs generally on a bi-annual basis. The remainder of our internal sales growth was primarily attributable to our strategic sales initiatives, consisting of national sales, CGXSolutions and cross-selling. Compared to the prior year, national sales were up 45% and accounted for 9% of total sales and sales attributable to our CGXSolutions sales channel (including $5.8 million of national sales) were up 55% and accounted for 6% of total sales.
Gross profit in the nine months ended December 31, 2006 increased $37.2 million, or 23%, to $198.8 million from $161.6 million for the same period in the prior year. Approximately $21.0 million of the increase is attributable to the increased sales levels discussed above, including the incremental impact of acquisitions. The remaining increase of $16.2 million accounts for the increase in gross profit percentage to 26.8% compared to 24.6% and is attributable to (i) margin leverage as certain of our operating costs are more fixed in nature (for example depreciation and rent expense) and (ii) incremental purchasing and pricing gains that we have been able to achieve.
Selling expense in the nine months ended December 31, 2006 increased $6.5 million, or 10%, to $74.4 million from $67.9 million for the same period in the prior year. The increase is directly attributable to the increased sales levels noted above. As a percentage of sales, selling expenses decreased to 10.0% in the nine months ended December 31, 2006 as compared to 10.3% for the same period in the prior year as (i) our sales growth leveraged certain selling expenses which are more fixed in nature (for example sales meetings and overhead) and (ii) certain of our sales growth including election-related printing bears a lower level of sales commission and other expense.
General and administrative expenses in the nine months ended December 31, 2006 increased $6.3 million, or 14%, to $50.9 million from $44.6 million in the same period in the prior year. Recognition of share-based compensation expense totaling $2.2 million was the most significant element of the increase. The remainder of the increase was primarily attributable to the incremental impact of acquisitions (including direct expenses and incremental intangible asset amortization), net of a one-time sales and use tax credit of $.6 million. Overall, general and administrative expenses as a percentage of sales increased slightly to 6.9% in the nine months ended December 31, 2006 as compared to 6.8% for the same period in the prior year.
Interest expense in the nine months ended December 31, 2006 increased $.5 million, or 12%, to $4.7 million from $4.2 million in the same period in the prior year, due principally to a higher level of average debt outstanding and a generally higher interest rate environment.

We provided for income taxes for in the nine months ended December 31, 2006 of $25.0 million, reflecting an effective tax rate of 36.3% as compared to an effective tax rate of 37.7% for the same period in the prior year. A one-time credit of $.7 million, or 1.0% of taxable income, was recognized in the current period for the impact of a net reduction in legislated state income tax rates on previously provided deferred income taxes. An increase in the estimated domestic production activities deduction for the current year contributed to the decrease in our effective tax rate. In addition, due to the increase in pretax earnings, non-deductible expenses were a smaller percentage of pretax earnings, thus lowering our effective tax rate.
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

	Nine Months Ended
	December 31
	2006	2005
	(In millions)
Net cash provided by operating activities	$59.8	$60.2
Acquisitions of businesses	(4.8)	(7.1)
Capital expenditures, net of proceeds from asset dispositions (1)	(21.7)	(6.9)
Net payments under bank credit facilities	(13.6)	(32.7)
Net proceeds (payments) on term equipment notes and other debt	1.5	(6.0)
Payments to repurchase and retire common stock	(24.7)	(6.7)

(1)	Included in capital expenditures for 2006 is $2.0 million which was reflected as an accrued liability in the March 31, 2006 balance sheet.
Additionally, our cash position, working capital and debt obligations are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto included in Item 1. Financial Statements:

	December 31,	March 31,
	2006	2006
	(In millions)
Cash and cash equivalents	$12.6	$5.0
Working capital, inclusive of cash and cash equivalents	87.5	67.5
Total debt obligations	94.5	101.5
During the nine months ended December 31, 2006, net cash provided by operating activities decreased by $.4 million as compared to the same period last year. Although net income increased by $15.8 million, an offsetting increase in working capital, excluding cash and cash equivalents, caused the slight decline in net cash provided by operating activities.
We believe that our cash flow provided by operations will be adequate to cover our remaining fiscal 2007 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our primary bank credit facility or the issuance of additional term equipment notes.
We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size or success of our acquisition efforts or our associated potential capital commitments. There can be no assurance that we will be able to acquire additional printing businesses on terms acceptable to us. During the nine months ended December 31, 2006, the Company announced that it had entered into non-binding letters of intent to acquire Global Group Inc. in Fort Worth, Texas, Annan & Bird Lithographers, located near Toronto in Mississauga, Ontario and The Hennegan Company, located outside of Cincinnati, Ohio in Florence, Kentucky. Subsequent to December 31, 2006, we completed the acquisitions of Annan & Bird Lithographers and The Hennegan Company.

The Annan & Bird Lithographers and The Hennegan Company acquisitions were funded principally by borrowings under bank credit facilities. We expect to fund future acquisitions through cash flow provided by operations and/or additional borrowings. We have in the past issued our common stock as purchase price consideration in some of our acquisitions. Although we may issue common stock for such purposes in the future, we do not expect to do so in the foreseeable future because of our current financial liquidity and ability to utilize available cash or make additional borrowings instead of issuing common stock. The extent to which we will be willing or able to use our common stock in the future to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment for the acquisition price, as well as our financial liquidity and available financing options.
In May 2006, our Board of Directors approved a common stock share repurchase program that will expire in May 2007 providing for repurchases of our common stock not to exceed an aggregate of $68.3 million in open-market or block purchase transactions. We expect to fund any repurchases under the program through cash flow provided by operations or additional borrowings under our primary bank credit facility. The amount and timing of any purchases will depend upon a number of factors, including our liquidity and potential alternative uses of our capital resources, the price and availability of our shares, and general market conditions. During the nine month period ended December 31, 2006, we repurchased 465,644 shares of our common stock at a total cost of $24.7 million. There can be no assurance that we will determine to make additional repurchases of our common stock, and if so, whether we will be able to do so on terms acceptable to us.
Debt Obligations
On October 6, 2006, we entered into a new revolving credit agreement (the “Credit Agreement”) effectively amending and restating our primary bank credit facility. The Credit Agreement provides for a $155.0 million revolving credit facility, with an accordion feature that could under prescribed conditions increase the facility to $240.0 million, and has a maturity date of October 6, 2011. At December 31, 2006, outstanding borrowings were $22.0 million and accrued interest at a weighted average rate of 6.61%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of .625% to 1.25%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). We are also required to pay an annual commitment fee ranging from .15% to .25% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At December 31, 2006, the applicable LIBOR interest rate margin was .625% and the applicable commitment fee was .15%.
We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at December 31, 2006. In the event that we are unable to remain in compliance with these covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be re-classified as a current liability. In the event that we were to be unable to obtain a waiver, re-negotiate or re-finance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would be the result. Based on our view of current market and business conditions and our expectations regarding our future operating results and cash flows, we believe that we will be able to remain in compliance with these covenants and financial tests in the foreseeable future.
In addition to the Credit Agreement, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million. One facility expires in October 2008 while the other facility expires in December 2007. At December 31, 2006, outstanding borrowings under the Auxiliary Bank Facilities totaled $7.5 million and accrued interest at a weighted average rate of 6.32%. Because we currently have the ability and intend to refinance the borrowings outstanding under the Auxiliary Bank Facility expiring in December 2007, such borrowings are classified as long-term debt in our consolidated balance sheet at December 31, 2006. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.

Our term equipment notes consist primarily of notes payable pursuant to financing agreements between us and various lenders (the “Lender Notes”) and between us and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At December 31, 2006, outstanding borrowings under the Lender Notes totaled $38.6 million and accrued interest at a weighted average rate of 5.85%. The Lender Notes provide for either fixed monthly principal payments plus interest (at fixed rates) or for fixed payments of principal and interest (at fixed rates) for defined periods of up to eight years from the date of issuance, and are secured by certain equipment of the Company. At December 31, 2006, outstanding borrowings under the Equipment Notes totaled $10.4 million and accrued interest at a weighted average rate of 5.92%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by equipment which was concurrently purchased from the manufacturer. At December 31, 2006, the remaining balance of term equipment notes totaling $2.2 million primarily consists of various secured debt obligations assumed by us in connection with certain prior year acquisitions. We are not subject to any significant financial covenants in connection with any of the term equipment notes.
Our other debt obligations consist of a mortgage note of $4.7 million, a promissory note totaling $1.8 million, industrial revenue bonds totaling $6.2 million and various other debt obligations totaling $1.1 million. We do not have any significant financial covenants or restrictions associated with these other debt obligations.
Subsequent to December 31, 2006, we entered into a First Amendment (the “Amendment”) to the Credit Agreement. The Amendment specifically (i) consented (a) to the incurrence of indebtedness and the maximum amount of indebtedness that can be incurred under the A&B Credit Facility (as defined below) and (b) to our guaranty of the A&B Credit Facility and (ii) waived certain provisions of the Credit Agreement that would have been applicable to the acquisition of Annan & Bird Lithographers.
Concurrently with the Amendment, we entered into an unsecured credit facility with a commercial bank (the “A&B Credit Facility”) consisting of a US$35.0 million maximum borrowing limit component and a separate Canadian $5.0 million maximum borrowing limit component. U.S. dollar denominated borrowings under the A&B Credit Facility accrue interest and bear an annual commitment fee at rates equal to those applicable to borrowings by us under the Credit Agreement. Canadian dollar denominated borrowings under the A&B Credit Facility accrue interest at our option, at either (1) the Canadian Dollar Offer Rate plus a margin of .625% to 1.25%, or (2) an alternate base rate based upon the Canadian Prime Rate. We are also required to pay an annual commitment fee ranging from .15% to .25% on available but unused Canadian dollar amounts. For both components, the interest rate margin and the commitment fee are based upon the financial performance measures set forth in the Credit Agreement and are redetermined quarterly. An annual reduction of US$4.0 million on the U.S. dollar denominated commitment occurs on each anniversary date of the A&B Credit Facility until the final maturity date of January 2, 2011. There are no significant covenants or restrictions set forth in the A&B Credit Facility; however, a default by us under the Credit Agreement constitutes a default under the A&B Credit Facility. Proceeds from borrowings under the A&B Credit Facility may be used for general corporate purposes, including the acquisition of Annan & Bird Lithographers.
To complete the acquisition of Annan & Bird Lithographers and The Hennegan Company, as well as to fund certain equipment purchases and other general corporate purposes, we borrowed US$30.9 million on the A&B Credit Facility and $36.0 million on the Credit Agreement in January 2007.
Contractual Obligations and Other Commitments
Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $62.9 million as of December 31, 2006.
Letters of credit — In connection with our assumption of obligations under outstanding industrial revenue bonds, which are reflected as debt in the accompanying consolidated financial statements, and our assumption of certain contingent liabilities related to certain of our acquisitions, we had letters of credit outstanding as of December 31, 2006 totaling $8.1 million. In addition, we had one other letter of credit totaling $.1 million outstanding as of December 31, 2006. All of these letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in October 2011, and we will be required to obtain replacement letters of credit at that time.
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
Receivables, net of valuation allowance — Accounts receivable at December 31, 2006 were $172.1 million, net of a $3.0 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by contraction in the economy or other factors beyond our control. Changes in our estimates of collectibility could have a material adverse effect on our consolidated financial condition or results of operations.
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
Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments that could expose our Company to market risk. However, we are exposed to market risk for changes in interest rates related primarily to our debt obligations, which as of December 31, 2006 include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of December 31, 2006, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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
In May 2006, the Board of Directors approved a new common stock share repurchase program that will expire in May 2007 providing for repurchases of our common stock not to exceed $68.3 million in the aggregate in open-market or block purchase transactions. The following are details of repurchases under this program for the period covered by this report:

			Total Number	Maximum
			of Shares	Dollar Value of
			Repurchased	Shares that May
			as Part of	Yet Be
	Total Number of	Average	Publicly	Repurchased
	Shares	Price Paid	Announced	Under the
Period	Repurchased (a)	per Share	Plans	Announced Plans
Repurchases from October 1, 2006 through October 31, 2006	41,344	$61.87	41,344	$43,642,547
Repurchases from November 1, 2006 through November 30, 2006	—	—	—	$43,642,547
Repurchases from December 1, 2006 through December 31, 2006	—	$—	—	$43,642,547

Total	41,344	$61.87	41,344

(a)	All shares were purchased in open-market transactions.

ITEM 3.	Defaults upon Senior Securities
None.

ITEM 4.	Submission of Matters to a Vote of Security Holders1
None.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits

*3.1	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998), Exhibit 3.1).
*3.3	Second Amended and Restated By-Laws of the Company adopted as of June 30, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).
*4.1	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*4.2	Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc. Form 8-K (December 15, 1999), Exhibit 4.1).
*4.3	Amendment to Rights Agreement dated as of July 10, 2006 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (July 13, 2006), Exhibits 2 and 3).
*10.1	Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of October 6, 2006 (Consolidated Graphics, Inc. Form 8-K (October 6, 2006), Exhibit 10.1).
*10.2	First Amendment to the Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of January 2, 2007 (Consolidated Graphics, Inc. Form 8-K (January 2, 2007), Exhibit 99.1).
*10.3	Revolving Credit Facility between Consolidated Annan & Bird Lithographers, Ltd. and JPMorgan Chase Bank, N.A., Toronto Branch, dated as of January 2, 2007 (Consolidated Graphics, Inc. Form 8-K (January 2, 2007), Exhibit 99.2).
*10.4	Guaranty executed and delivered by the Company to JPMorgan Chase Bank, N.A., Toronto Branch, as Administrative Agent under the Consolidated Annan & Bird Lithographers Revolving Credit Facility, dated January 2, 2007 (Consolidated Graphics, Inc. Form 8-K (January 2, 2007), Exhibit 99.3).
31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of G. Christopher Colville, principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of G. Christopher Colville, principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.
Dated: February 7, 2007	By:	/s/ G. Christopher Colville
G. Christopher Colville
Executive Vice President, Chief Financial and Accounting Officer and Secretary

Exhibit Index

*3.1	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998), Exhibit 3.1).
*3.3	Second Amended and Restated By-Laws of the Company adopted as of June 30, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).
*4.1	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*4.2	Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc. Form 8-K (December 15, 1999), Exhibit 4.1).
*4.3	Amendment to Rights Agreement dated as of July 10, 2006 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (July 13, 2006), Exhibits 2 and 3).
*10.1	Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of October 6, 2006 (Consolidated Graphics, Inc. Form 8-K (October 6, 2006), Exhibit 10.1).
*10.2	First Amendment to the Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of January 2, 2007 (Consolidated Graphics, Inc. Form 8-K (January 2, 2007), Exhibit 99.1).
*10.3	Revolving Credit Facility between Consolidated Annan & Bird Lithographers, Ltd. and JPMorgan Chase Bank, N.A., Toronto Branch, dated as of January 2, 2007 (Consolidated Graphics, Inc. Form 8-K (January 2, 2007), Exhibit 99.2).
*10.4	Guaranty executed and delivered by the Company to JPMorgan Chase Bank, N.A., Toronto Branch, as Administrative Agent under the Consolidated Annan & Bird Lithographers Revolving Credit Facility, dated January 2, 2007 (Consolidated Graphics, Inc. Form 8-K (January 2, 2007), Exhibit 99.3).
31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of G. Christopher Colville, principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of G. Christopher Colville, principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference