Form 10-K
period 2007-03-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2007-05-30
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM       TO
COMMISSION FILE NUMBER 001-12631

CONSOLIDATED GRAPHICS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

TEXAS (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	76-0190827 (IRS EMPLOYER IDENTIFICATION NO.)

5858 WESTHEIMER, SUITE 200
HOUSTON, TEXAS	77057
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)
(713) 787-0977
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:
COMMON STOCK, PAR VALUE $.01 PER SHARE (TITLE OF CLASS)	NEW YORK STOCK EXCHANGE (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 30, 2006 (last business day of Consolidated Graphics, Inc.’s most recently completed second fiscal quarter):
COMMON STOCK, $.01 PAR VALUE—$751,147,779
The number of shares outstanding of the registrant’s common stock as of April 30, 2007:
COMMON STOCK, $.01 PAR VALUE—13,696,390
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on or about August 2, 2007, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Form 10-K.

CONSOLIDATED GRAPHICS, INC.
FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2007

PART I

Item 1.	Business
In this annual report, the words “Consolidated Graphics,” “CGX,” the “Company,” “we,” “our” and “us” refer to Consolidated Graphics, Inc, collectively with our consolidated subsidiaries, unless the context indicates otherwise. Our fiscal year ends on March 31st.
Company Overview
Consolidated Graphics, headquartered in Houston, Texas, is a leading North American general commercial printing company, with 68 printing businesses strategically located across 27 states plus one Canadian province. Each of our printing businesses has a well-established operating history, more than 25 years in most cases. Complementing the printing services we provide, we also offer (i) state-of-the-art fulfillment services from 12 fulfillment centers located at or near one of our printing businesses and (ii) proprietary digital technology solutions and e-commerce capabilities from two technology hubs located at our corporate headquarters and at one of our printing businesses in the Baltimore/Washington D.C. area.
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
Industry Background
The printing industry is one of the largest industries in North America and is comprised of many segments, including general commercial printing, newspapers, directories, book and magazine publishing, financial printing, business forms, greeting cards and stationery-type products. We operate in the general commercial printing segment of the industry which generates in North America over $89 billion in annual sales based on available industry data. Most of the general commercial printing businesses operating in North America today are privately-owned and individually generate less than $35 million in annual sales.
A consolidation trend in the general commercial printing industry emerged in the 1990’s as owners of medium-sized printing businesses (those with annual sales of $2 million to $35 million) sought to evaluate exit strategies and address new industry challenges. In order to limit personal financial risk, increase personal financial liquidity, facilitate retirement goals or obtain access to additional resources that would support the continued growth of their businesses, owners of these printing businesses became more willing to sell their companies to larger, better-capitalized companies. We have been an industry-leader in the consolidation trend since our initial public offering in 1994. We believe that there are very few companies that currently possess the comparable objectives, financial strength and management expertise necessary to acquire such printing businesses.

Primary industry challenges faced by printing business owners include the need to make on-going investments in new technology and equipment and downturns in the economy. For example, most printing design and prepress activities are now accomplished in a digital environment. Prepress computer equipment based on a complete digital workflow, along with more sophisticated printing presses and finishing equipment, are more efficient, operate faster and require less labor than the equipment they typically replace. General commercial printing businesses must make substantial capital investments over time in new equipment and technology in order to remain competitive in the industry but they may not have the financial resources to do so.
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
In general, changes in prevailing economic conditions significantly impact the general commercial printing industry. To the extent weakness in the economy causes local and national corporations to reduce their spending on advertising and marketing materials, the demand for commercial printing services may be adversely affected. Further, compounding a potential decline in demand, competitive pricing pressures may occur and negatively impact the level of sales and profit margins throughout the industry. Beginning around 2000, industry conditions experienced a significant downturn due in part to overcapacity caused by a high rate of investment by the overall industry in new technology and equipment, which was subsequently followed by a broad deterioration in the economy. This downturn continued through 2003 and many printing businesses failed. The combination of these failures, and a subsequent strengthening in the economy, have resulted in generally stable industry conditions in recent years.
Competition
The general commercial printing industry in North America is highly fragmented and most customers procure print services from local sources. Therefore, we compete primarily with locally-based printing companies for most print projects. Most of our competitors are privately-held, single location operations; however, some competitors are large corporations, both publicly and privately owned.
The major competitive factors in our business are:
•	Extent and quality of customer service, including ability to meet customer deadlines

•	Quality of finished materials

•	Cost structure

•	Financial strength
The ability to provide high-quality customer service is often dependent on production and distribution capabilities, along with the availability of equipment that is appropriate in size and function for a given project. We believe that our broad range of printing capabilities and services and our ability to use our broad geographic footprint to serve customers on local, regional and national levels, give us a competitive advantage over smaller, local printing companies. Furthermore, the economic advantages created by our purchasing power, advanced technological capabilities and ability to utilize available production capacity throughout our organization, enable our printing businesses to compete more effectively and provide faster turnaround times than our competitors. Our strong financial position enables us to invest in newer, more efficient technology and equipment and to make strategic acquisitions, which expands our industry-leading position in terms of locations, capabilities, and services.
Business Strategy
Our overall business strategy is to be the market leader in the commercial printing industry by combining the customer service and responsiveness of well-managed, local printing businesses with the competitive advantages provided by a large, national organization. Management at each of our printing businesses maintains responsibility for the day-to-day operations and profitability of their business, while continuing to strengthen and build new customer relationships in their respective markets. At the same time, our printing businesses are supported by the management expertise, purchasing power, technology investments, national sales and marketing and other operating advantages that exist because they are part of a large national organization.

Internal Sales Growth—Our printing businesses have numerous opportunities, individually and collectively, to achieve consistent, long-term sales growth at a rate that exceeds industry averages. Our current initiatives to drive internal sales growth include:
•	Aggressively pursuing new business opportunities and experienced sales professionals to gain market share and strengthen our competitive position going forward.

•	Continuing to invest in new equipment and technology that enables us to provide increasingly higher levels of service and a broader range of capabilities.

•	Capitalizing on our national presence and wide range of capabilities to pursue sole or preferred-source opportunities with national accounts.

•	Providing information and training to our sales professionals (593 currently) to ensure they are knowledgeable about the complete range of services and capabilities we offer.
Disciplined Acquisition Program—We are actively seeking to grow our leading geographic footprint through additional acquisitions of medium and large-sized general commercial printing businesses, typically ones that are well-managed, profitable and have a generally excellent reputation and quality customer base. We may also acquire smaller and/or distressed printing businesses whose operations can be merged into one of our existing locations. This type of transaction is commonly referred to as a “tuck-in” acquisition.
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
Leadership Development—Our program to recruit, train and develop recent college graduates as printing sales and management professionals is an integral component of our growth strategy. Participants in our Leadership Development Program follow a curriculum that provides them with technical industry knowledge, coupled with general business, managerial, sales and best practices training. Our Leadership Development Program is unique to the industry, and we believe it is a key factor in our ability to provide a high degree of quality customer service, as well as provide a pool of talent for future management positions at our printing businesses. As of April 30, 2007 we had 275 employees who were current participants in or graduates of this program, 19 of whom serve as the president of the printing business at which they are employed.
Printing Operations
We currently operate 68 printing businesses spanning 27 states and one Canadian province, plus 12 fulfillment centers and two technology hubs. Each printing business is operated as a wholly-owned subsidiary of our Company. We produce high-quality, custom-designed printed materials for a large base of customers in a broad cross-section of industries, the majority of which are located in the markets where our printing businesses are based. In addition to providing a full range of prepress, digital and offset printing and finishing services, our printing businesses offer fulfillment and mailing services, as well as e-commerce software solutions and other print-related, value-added services.
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
We primarily use offset lithography to reproduce images on paper, which is the process that generally provides the highest quality, lowest cost printed materials for most commercial printing projects. Short and medium-run projects are generally printed on sheetfed presses, while longer-run projects are typically printed on web presses. Digital printing is a smaller but fast-growing component of the general commercial printing industry that enables high quality, variable data customization (such as personalization by name, relationship or interests) on very short to medium-run projects.
Our printing businesses primarily use sheetfed printing presses, which are generally capable of printing up to 16 pages of letter-sized finished product on a 28 by 40 inch sheet of paper with eight pages on each side (known as a 16-page “signature”). Currently our printing businesses operate a total of 287 sheetfed presses capable of simultaneously printing from one to 10 colors and are capable of running at speeds of up to 15,000 impressions an hour. We operate 41 half and full-size web printing presses which print up to eight colors on a continuous roll of paper, print up to 32-page signatures on both sides of the paper at speeds of up to 50,000 impressions an hour and are also capable of folding, gluing and/or perforating the printed material in a single pass. We also operate a total of 106 digital presses, including 31 high capacity, ultra high quality presses such as Kodak Nexpress, Xerox iGen3 and HP Indigo 5000. Digital presses enable variable information printing and automatic personalization of printed materials. Our finishing services include cutting, folding, binding and other operations necessary to finish printed materials according to customer specifications. Many of our printing businesses also offer specialty finishing capabilities, such as die-cutting, embossing, and foil stamping.
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
Utilizing our expertise in digital technology, we offer print-related e-commerce solutions that enable our customers to (i) streamline their print procurement process and improve their ability to manage the printed materials they order and (ii) design, procure, distribute, track and analyze results of printing-based marketing programs and activities. Most of these e-commerce solutions are Internet-based, and like the printed materials we produce, are customized to the specific needs of our customers. For marketing purposes, we refer to our e-commerce capabilities using the “CGXSolutions” trademark. The key e-commerce capabilities we offer include:
•	StoreFront Enables customers to custom prepare and order printed materials and have them produced and delivered in such quantity, at such time and in such manner as they prefer

•	CrossMedia A unique capability to enhance the creation, distribution, tracking and analysis of marketing programs and activities

•	Online digital asset library management An internet-based solution providing comprehensive outsourcing of all image-based customer marketing materials

•	CGX Mail List A robust, remotely hosted data warehouse and solution

Other e-commerce and electronic media services we offer include Internet services such as designing websites and programming interactive tools, CD-ROM development and production, foreign language translation services in over 100 different languages, composition and typesetting, and database management for customer-retention programs.
Under our National Sales organization (which is discussed below), sales support for CGXSolutions is provided to our printing businesses to assist them in identifying prospective customers and marketing our suite of CGXSolutions capabilities and services. We maintain CGXSolutions project management and staff to design and develop customized solutions in response to the specific needs of each customer. We also utilize support staff at each of our printing businesses who are trained and able to serve our customers’ needs related to our CGXSolutions capabilities and services. In fiscal 2007, 5% of our total sales were obtained through our CGXSolutions sales channel, an increase of 35% from the prior year. We expect this sales channel to be a significant component of our overall future internal sales growth.
Sales and Marketing
Most of our sales are generated by individual orders through commissioned sales personnel. As of April 30, 2007 we employed 593 sales professionals. In addition to soliciting business from existing and prospective customers, our sales personnel act as liaisons between customers and our production departments and also provide technical advice and assistance to customers throughout the printing process.
The nature of commercial printing requires a substantial amount of interaction with customers, including personal sales calls, reviews of color proofs and “press checks” (customer approval of printed materials during the printing process). Our sales professionals and customer service personnel maintain strict control of the printing process for every job we produce as it moves through our scheduling, prepress, printing, and finishing operations.
A significant element of our marketing focus is to ensure rapid response to customer requirements and produce high-quality printed materials at competitive prices. Rapid responsiveness is essential because of the short lead time on most commercial printing projects. Our printing operations are designed to maintain maximum flexibility to meet customer needs, both on scheduled and short-notice bases. Each of our printing businesses generally seek projects that it believes will best utilize its respective equipment and expertise; however, each has access to and is encouraged to offer its customers the broad range of capabilities we offer throughout our organization.
We also actively pursue opportunities to establish sole- or preferred-source, printing relationships with large corporations that are seeking to leverage their print spending and limit their number of commercial print providers. We refer to these customers as “national accounts” and aggregate sales to these customers as “National Sales.” To better position ourselves to capitalize on future national account opportunities, as well as to provide more sales training and support to our printing businesses, our National Sales organization consists of an executive level team of sales and marketing professionals who play a key support role to the efforts of our printing businesses to identify and develop national account opportunities. In fiscal 2007, our National Sales grew by 44% and represented 9% of our total sales. We expect National Sales to be a significant component of our overall future internal sales growth.
Customers
Our diverse customer base includes both national and local corporations in the U.S. and Canada operating in a wide range of industries, as well as mutual fund companies, advertising agencies, graphic design firms, catalog retailers, direct mail marketers, state and local governments and quasi-governmental agencies, education institutions, not-for-profit associations, and political campaign organizations. During fiscal 2007, we served over 22,000 customers, and our top ten customers accounted for approximately 8% of total sales, with none representing more than 1.5% individually. We believe that our large and diverse customer base, broad geographic footprint and extensive range of printing and print-related capabilities may lessen our exposure to economic slowdowns or other adverse consequences that may generally affect any particular industry or any particular geographic region. However, because we typically produce a large number of advertising and marketing materials for our customers, to the extent that advertising and marketing spending is reduced during an economic downturn, our consolidated financial condition or results of operations may be adversely affected.
Our customers generally are not contractually obligated to purchase printing services from us. Typically, we receive discrete orders from our customers for each printing project or service. Consequently, our continued engagement to provide additional commercial printing services largely depends upon, among other things, the customer’s satisfaction with the quality of services we provide. Although we do not depend on any one customer, group of customers or type of customer, our sales to many of our largest customers may fluctuate from year to year depending upon the number, size and complexity of projects they initiate and award us.

Suppliers
We purchase raw materials used in the commercial printing process (such as paper, prepress supplies, ink, and boxes) from a number of major North American, as well as many local, suppliers. We are not materially dependent on any one supplier and the raw materials we utilize are generally readily available. We use a two-tiered approach to purchasing in order to maximize the economies associated with our size, while maintaining the local efficiencies and time sensitivity required to meet customer demands. We negotiate master purchasing arrangements centrally with major suppliers and manufacturers to obtain preferential pricing terms, and then communicate the terms of these arrangements to our individual printing businesses. Each printing business orders goods and services through our major vendors as needed based on the terms set forth in our master purchasing agreements or, when appropriate, purchases locally. We continually monitor market conditions and product developments, as well as regularly review the contractual terms of our master purchasing agreements, to take advantage of our increasing buying power and maximize the benefits associated with these agreements. None of our supplier contracts obligate us to minimum purchase requirements that would result in us having to purchase excessive quantities of goods or incur a financial penalty.
We incur significant costs to purchase paper used in the printing process. However, fluctuations in paper pricing generally do not materially impact our operating margins because we typically quote, and subsequently purchase, paper for each specific printing project we are awarded. As a result, any changes in paper pricing are effectively passed through to customers by our printing businesses. The majority of our paper supply is obtained through merchant distributors. There are relatively few merchants that are considered national in scope in the U.S. and Canada, with numerous regional merchants, that serve one or more of our printing businesses. We have negotiated master purchasing agreements with certain mills, which produce paper, and certain of the merchant distributors. These agreements typically provide for volume-related discounts and additional periodic rebates based on the total amount of purchases made by our printing businesses from each mill and/or merchant. In 2006, certain of our mill suppliers agreed to produce a Consolidated Graphics branded paper we named “Inspire”, under arrangements generally similar to our other major vendor agreements. “Inspire” enables us to further leverage our purchasing power and differentiate ourselves to customers in the marketplace.
We also purchase a large quantity of prepress supplies, consisting mainly of plates and proofing materials. There are a limited number of key manufacturers of these materials, and we generally purchase prepress supplies from major and regional distributors. We have obtained volume-related discounts and incentive arrangements from these manufacturers and receive periodic rebates based on the total amount of prepress supplies we purchase through these distributors.
Employees
As of April 30, 2007, we had 5,550 employees throughout our organization. Of this total, 684 were employed subject to the terms of various collective bargaining agreements, 294 of which are employed under collective bargaining agreements that have expired or will expire within one year. We believe that our relations with our employees are generally satisfactory.
Executive Officers
Joe R. Davis has been the Chief Executive Officer and Chairman of the Board of Directors since he founded our Company in 1985. Prior to forming CGX, Mr. Davis was a Vice President for a division of International Paper Company. He also previously served as a partner of a national public accounting firm. Mr. Davis is 64 years old.
G. Christopher Colville has been Executive Vice President, Chief Financial and Accounting Officer and Secretary since March 2002. Mr. Colville is a certified public accountant and is 49 years old. On May 9, 2007, we announced that Mr. Colville had decided to resign from the Company effective June 30, 2007. A successor has not yet been named.
Government Regulation and Environmental Matters
Our printing businesses are subject to the environmental laws and regulations of the U.S. and Canada as well as state, provincial and local laws and regulations concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. The commercial printing process generates substantial quantities of inks, solvents and other waste products requiring disposal under the numerous national, state, provincial and local laws and regulations relating to the environment. Our printing businesses typically recycle waste paper and contract for the removal of waste products. We believe our Company is in material compliance with all applicable air quality, waste disposal and other environmental-related rules and regulations, as well as with other general employee health and safety laws and regulations. We do not anticipate any material future capital expenditures for environmental control facilities. There can be no assurance, however, that future changes in environmental laws and regulations will not have a material effect on our consolidated financial condition or results of operations.

Financial Information About Geographic Areas
We commenced operations outside the U.S. for the first time in 2007 with the acquisition of Annan & Bird Lithographers, located near Toronto in Mississauga, Ontario. Revenues and long-lived assets of our Canadian operations were $11.2 million and $29.3 million as of and for the year ended March 31, 2007.

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
We grant credit to substantially all of our customers. A decline in financial condition across a significant component of our customer base could hinder our ability to collect amounts owed by customers. In addition, such a decline could result in lower demand for our services. The potential causes of such a decline include broad or local economic downturns, the fact that many of our customers are in highly-competitive industries or markets, and the impact of regulatory actions.
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
We generally provide health care and certain other benefits to our employees. In recent years, costs for health care have increased more rapidly than general inflation in the U.S. economy. If this trend in health care costs continues, our cost to provide such benefits could increase, adversely impacting our business and results of operations.
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
In addition to traditional non-print based marketing and advertising channels, online distribution and hosting of media content may gain broad acceptance or preferred status relative to printed materials among consumers generally and could have an adverse effect on our business. Consumer acceptance of electronic delivery as well as the extent that consumers may have previously replaced traditional reading of print material with online hosted media contents is uncertain. We have no ability to predict the likelihood that this may occur.
Changes in the laws and regulations to which we are subject may increase our costs.
We are subject to numerous laws and regulations, including, but not limited to, environmental and health and welfare benefit regulations as well as those associated with being a public company. These rules and regulations may be changed by local, state, provincial or national governments or agencies. Changes in these regulations may result in a significant increase in our compliance costs. Compliance with changes in rules and regulations could require increases to our workforce, increased cost for services, compensation and benefits, or investments in new or upgraded equipment.
Advances in technology may reduce barriers to entry and may result in increased competition.
Future advances in technology could cause certain cost and logistics barriers to entry in the general commercial printing industry to be reduced or eliminated, which may result in an adverse effect on our business and results of operations. Current cost barriers include the relatively large scale of equipment and real estate required to effectively compete in our industry, while logistics barriers include shipping, customer service and other costs that have historically precluded competitors not having a local presence from competing effectively from outside of a particular market, particularly foreign-based competitors.
We rely on our information technology infrastructure and our management information systems for many enterprise-critical functions. If our information systems fail to adequately perform these functions or if we experience an interruption in their operation, our business and results of operations could be adversely affected.
The efficient operation of our business depends on our information technology infrastructure and our management information systems. We generally rely on our management information systems to effectively manage accounting and financial functions, job entry, tracking, production, distribution and cost accumulation and certain purchasing functions. Our information technology infrastructure underlies both our management information systems and our CGXSolutions capabilities. The failure of our information technology infrastructure and/or our management information systems to perform could severely disrupt our business and adversely affect our results of operation. In addition, our information technology infrastructure and/or our management information systems are vulnerable to damage or interruption from natural or man-made disasters, terrorist attacks, computer viruses or hackers, power loss, or other computer systems, Internet telecommunications or data network failures. Any such interruption could adversely affect our business and results of operations.
We generally do not have long-term customer agreements.
Most of our customers are not contractually obligated to purchase future services from us. Although our business does not depend on any one customer or group or type of customers, we cannot be sure that any particular customer will continue to do business with us for any period of time.
We depend on good labor relations.
If the employees at one or more of our unionized businesses were to engage in a strike or other work stoppage, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both, which could have a material adverse effect on our results of operations.
We rely on the ability to borrow cash to make acquisitions, fund capital expenditures and provide working capital to the extent such cash needs exceed our internally generated cash flow.
We currently have a modest level of indebtedness and adequate capacity under our primary bank credit facility as well as other sources of capital to fund our foreseeable cash needs in excess of our projected internally-generated cash flows.

However, adverse changes in general economic conditions or in our financial performance could cause a limitation in the amount of capital available to us, and could result in a material adverse effect on our business, results of operations and growth strategies.

Item 1B.	Unresolved Staff Comments
The Company has no unresolved written comments from the SEC staff regarding its periodic or current reports under the Exchange Act.

Item 2.	Properties
As of April 30, 2007, our principal facilities consisted of approximately 4.8 million square feet that contain production, storage and office space, of which approximately 1.9 million square feet is owned and approximately 2.9 million square feet is leased. Certain of the leased facilities, totaling approximately 308,557 square feet, are leased from former owners and current employees of five of our printing businesses. All other leases are with unaffiliated third parties. We also lease approximately 29,000 square feet of office space in Houston from an unaffiliated third party for our corporate headquarters. We believe our facilities are generally suitable for their present and intended purposes and are adequate for our current level of operations.

Item 3.	Legal Proceedings
From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We maintain insurance coverage against certain potential claims in amounts that we believe to be adequate. Currently, we are not aware of any legal proceedings or claims pending against the Company that our management believes could have a material adverse effect on our consolidated financial condition or results of operations.

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
Our common stock is traded on the New York Stock Exchange under the symbol “CGX.” The following table presents the quarterly high and low sales prices for our common stock for each of the last two fiscal years:

Fiscal 2007—Quarter Ended:	High	Low

June 30, 2006	57.44	48.20
September 30, 2006	64.50	47.53
December 31, 2006	64.17	55.39
March 31, 2007	77.00	57.26

Fiscal 2006—Quarter Ended:	High	Low

June 30, 2005	52.06	40.51
September 30, 2005	45.41	37.16
December 31, 2005	52.08	36.06
March 31, 2006	53.76	46.34
As of April 30, 2007, there were 85 shareholders of record representing approximately 1,500 beneficial owners.
In May 2006, our Board of Directors approved a common stock share repurchase program providing for repurchases of our common stock not to exceed an aggregate of $68.3 million in open-market or block purchase transactions. We repurchased 465,644 shares of our common stock at a total cost of $24.7 million during fiscal 2007. No repurchases were made during the fourth quarter of fiscal 2007 or thereafter under this program. In May 2007, our Board of Directors approved a new common stock share repurchase program that will expire in May 2008 providing for repurchases of our common stock not to exceed an aggregate of $100.0 million in open-market or block purchase transactions. We expect to fund any additional repurchases under the program through cash flow provided by operations or additional borrowings under our primary bank credit facility. The amount and timing of any purchases will depend upon a number of factors, including our liquidity and potential alternative uses of our capital resources, the price and availability of our shares, and general market conditions. There can be no assurance that we will determine to make additional repurchases of our common stock, and if so, whether we will be able to do so on terms acceptable to us.
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
The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements of our Company and the notes thereto included in Item 8. Financial Statements and Supplementary Data:

	Year Ended March 31
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Income Statement Data
Sales	$1,006,186	$879,023	$779,016	$708,060	$710,279
Cost of sales	736,996	661,560	586,615	540,080	540,586

Gross profit	269,190	217,463	192,401	167,980	169,693
Selling expenses	101,649	91,266	81,456	76,189	78,008
General and administrative expenses	69,223	58,993	54,116	51,887	52,252
Goodwill impairment(1)	11,533	—	—	—	38,033

Operating income	86,785	67,204	56,829	39,904	1,400
Interest expense, net	6,702	5,514	5,107	7,216	10,055

Income (loss) before income taxes and accounting change	80,083	61,690	51,722	32,688	(8,655)
Income taxes	29,342	23,192	19,000	12,691	4,284

Income (loss) before accounting change	50,741	38,498	32,722	19,997	(12,939)
Cumulative effect of accounting change, net of tax(2)	—	—	—	—	74,376

Net income (loss)	$50,741	$38,498	$32,722	$19,997	$(87,315)

Earnings (loss) per share
Basic	$3.74	$2.81	$2.40	$1.49	$(6.58)
Diluted	$3.65	$2.73	$2.31	$1.44	$(6.58)

	March 31
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data
Working capital	$100,153	$67,474	$64,225	$47,488	$53,747
Property and equipment, net	354,156	297,308	297,600	272,801	278,134
Total assets	723,969	611,313	590,229	526,209	512,583
Long-term debt, net of current portion	142,144	90,678	111,895	98,265	143,167
Total shareholders’ equity	365,536	318,946	283,332	245,612	221,223

(1)	Reflects the impairment of goodwill value as of March 31, 2007 and March 31, 2003 under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

(2)	Reflects a transitional impairment charge pursuant to our adoption of SFAS No. 142 as of April 1, 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Our Company is a leading North American provider of commercial printing services with 68 printing businesses spanning 27 states plus one Canadian province. Complementing the printing services we provide, we also offer (i) state-of-the-art fulfillment services from 12 fulfillment centers located at or near one of our printing businesses and (ii) proprietary digital technology solutions and e-commerce capabilities from two technology hubs located at our corporate headquarters and at one of our printing businesses in the Baltimore/Washington D.C. area.
We are focused on adding value to our printing businesses by providing the financial and operational strengths, management support and technological advantages associated with a large, national organization. Our strategy currently includes the following initiatives to generate sales and profit growth:
•
Internal Sales Growth—We seek to use our competitive advantages to expand market share. We continually seek to hire additional experienced sales professionals, invest in new equipment and technology, expand our national accounts program, develop new and expanded digital technology-based print-related services and provide sales training and education about our breadth of capabilities and services to our sales professionals.

•
Disciplined Acquisition Program—We selectively pursue opportunities to acquire additional printing businesses at reasonable prices. Some of these acquisitions may include smaller and/or distressed printing businesses for merger into one of our existing businesses.

•
Cost Savings—Because of our size and extensive geographic footprint, we leverage our economies of scale to purchase supplies and equipment at preferential prices, and centralize various administrative services to generate cost savings.

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
Our selling expenses generally include the compensation paid to our sales professionals, along with promotional, travel and entertainment costs. Our general and administrative expenses generally include the salary and benefits paid to support personnel at our printing businesses and our corporate staff including stock-based compensation, as well as office rent, utilities and communications expenses, various professional services and amortization of identifiable intangible assets.
Results of Operations
The following table sets forth our Company’s historical consolidated income statements and certain percentage relationships for the periods indicated:

				As a Percentage of Sales
	Year Ended March 31			Year Ended March 31
	2007	2006	2005	2007	2006	2005
	(In millions)
Sales	$1,006.2	$879.0	$779.0	100.0%	100.0%	100.0%
Cost of sales	737.0	661.5	586.6	73.2	75.3	75.3

Gross profit	269.2	217.5	192.4	26.8	24.7	24.7
Selling expenses	101.7	91.3	81.5	10.1	10.4	10.5
General and administrative expenses	69.2	59.0	54.1	6.9	6.7	6.9
Goodwill impairment	11.5	—	—	1.2	—	—

Operating income	86.8	67.2	56.8	8.6	7.6	7.3
Interest expense, net	6.7	5.5	5.1	0.7	0.6	0.7

Income before taxes	80.1	61.7	51.7	7.9	7.0	6.6
Income taxes	29.4	23.2	19.0	2.9	2.6	2.4

Net income	$50.7	$38.5	$32.7	5.0%	4.4%	4.2%

Our sales and expenses during the periods shown were impacted by the acquisition of two printing businesses in fiscal 2007, four printing businesses (two as tuck-ins) in fiscal 2006 and eight printing businesses in fiscal 2005. In accordance with the purchase method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. Accordingly, acquisitions affect our financial results in any one year compared to the prior year by the full-year impact of prior year acquisitions (as compared to the partial impact in the prior year) and the partial-year impact of current year acquisitions, and is referred to below as “incremental impact of acquisitions.”
Analysis of Consolidated Income Statements for Fiscal 2007 as Compared to Fiscal 2006
Sales for fiscal 2007 increased $127.2 million, or 14%, to $1.01 billion from $879.0 million in fiscal 2006. The $127.2 million revenue increase is attributable to $68.0 million of internal sales growth and $59.2 million from the incremental impact of acquisitions. Approximately 36% (or $24.4 million) of our internal sales growth resulted from election-related printing (which recurs generally on a biennial basis), while approximately 57% (or $38.9 million) was attributable to sales growth from National Sales and CGXSolutions. Compared to the prior year, National Sales were up 44% and accounted for 9% of our total sales. Sales attributable to our CGXSolutions sales channel (including $7.2 million of National Sales) were up 35% compared to the prior year and accounted for 5% of our total sales.

Gross profit for fiscal 2007 increased by $51.7 million, or 24%, to $269.2 million from $217.5 million in fiscal 2006. Approximately $31.5 million of the increase is attributable to the increased sales levels discussed above, including the incremental impact of acquisitions. The remaining increase of $20.2 million accounts for the increase in our gross profit percentage to 26.8% in fiscal 2007 compared to 24.7% in fiscal 2006, and is attributable to (i) margin leverage as certain of our operating costs are more fixed in nature (for example depreciation and rent expense) and (ii) incremental purchasing and pricing gains that we have been able to achieve.
Selling expense for fiscal 2007 increased $10.4 million, or 11%, to $101.7 million from $91.3 million in fiscal 2006. The increase is directly attributable to the increased sales levels noted above. As a percentage of sales, selling expenses in fiscal 2007 decreased to 10.1% from 10.4% in fiscal 2006, as (i) our sales growth leveraged certain selling expenses which are more fixed in nature (for example sales meetings and overhead) and (ii) a lower level of sales commissions and other expenses were incurred in connection with election-related printing and certain other components of our fiscal 2007 sales growth.
General and administrative expenses for fiscal 2007 increased $10.2 million, or 17%, to $69.2 million from $59.0 million in fiscal 2006. Recognition of share-based compensation expense totaling $2.7 million was a significant cause of the increase. The remainder of the increase was primarily attributable to the incremental impact of acquisitions (including direct expenses and $.3 million of incremental intangible asset amortization). Overall, as a percentage of sales, general and administrative expenses in fiscal 2007 increased to 6.9% (including a .3% increase attributable to share-based compensation expense) from 6.7% in fiscal 2006.
Goodwill impairment for fiscal 2007 was $11.5 million based on the Company’s annual evaluation of goodwill at March 31, 2007, in accordance with SFAS No. 142. The impairment was attributed to four printing businesses that in the aggregate accounted for approximately 3% of the Company’s total sales in fiscal 2007. No goodwill impairment was recorded in fiscal 2006.
Net interest expense for fiscal 2007 increased $1.2 million, or 22%, to $6.7 million from $5.5 million in fiscal 2006, due principally to a higher level of average debt outstanding and a generally higher interest rate environment. This increase in average debt outstanding in fiscal 2007 related principally to acquisitions completed and funded during the year, which totaled $67.6 million, and our common stock repurchases, which totaled $24.7 million.
We provided for income taxes for fiscal 2007 of $29.4 million, reflecting an overall effective tax rate of 36.6% as compared to an effective tax rate of 37.6% in fiscal 2006. In fiscal 2007, an income tax benefit of $3.7 million attributable to the goodwill impairment discussed above and a one-time credit of $.7 million for the impact of a net reduction in legislated state income tax rates on previously provided deferred income taxes were recorded. These tax benefits resulted in a net decrease of .2% on our overall effective tax rate. Excluding these items, the decrease in our overall effective tax rate was primarily attributable to (i) an increase in pre-tax earnings, which caused non-deductible expenses to be a smaller percentage of pre-tax earnings, thus lowering our effective tax rate and (ii) an increase in the estimated domestic production activities deduction for fiscal 2007.
Analysis of Consolidated Income Statements for Fiscal 2006 as Compared to Fiscal 2005
Sales for fiscal 2006 increased $100.0 million, or 13%, to $879.0 million from $779.0 million in fiscal 2005. After taking into account the $18.0 million sales impact in fiscal 2005 from biennial election-related printing, our fiscal 2006 sales increase was $118.0 million, or 16%, reflecting $111.2 million from the incremental impact of acquisitions and $6.8 million from internal growth. Our strategic sales initiatives had a positive impact on revenues attributable to both the incremental impact of acquisitions and internal growth. Individually, National Sales were up 48% in 2006 and accounted for 8% of total sales, sales attributable to our CGXSolutions sales channel (including $4.0 million to national accounts) were up 61% in 2006 and accounted for 4% of total sales, and sales attributable to cross-selling were up 17% in 2006 and accounted for 6% of total sales.
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

	Year Ended March 31
	2007	2006	2005
	(In millions)

Net cash provided by operating activities	$72.8	$79.2	$75.2
Acquisitions of businesses	(67.6)	(28.0)	(49.0)
Capital expenditures, net of proceeds from asset dispositions (1)	(39.1)	(13.9)	(13.8)
Net proceeds (payments) under bank credit facilities	51.1	(27.1)	34.6
Net payments on term equipment notes and other debt	(3.1)	(8.8)	(53.2)
Payments to repurchase and retire common stock	(24.7)	(6.7)	—
Proceeds from exercise of stock options	17.6	2.5	3.4

(1)	Excludes capital expenditures of $5.1 million in fiscal 2007, $16.5 million in fiscal 2006 and $13.3 million in fiscal 2005, which were directly financed and/or accrued as a current liability.
Additionally, our cash position, working capital and debt obligations as of March 31, 2007, 2006 and 2005 are shown below and should be read in conjunction with our consolidated balance sheets and the notes thereto included in Item 8. Financial Statements and Supplementary Data:

	March 31
	2007	2006	2005
	(In millions)

Cash and cash equivalents	$12.0	$5.0	$7.8
Working capital, inclusive of cash and cash equivalents	100.2	67.5	64.2
Total debt obligations	154.6	101.5	119.5
Net cash provided by operating activities decreased by $6.4 million for fiscal 2007 compared to fiscal 2006. Although net income increased by $12.2 million (and $20.1 million excluding the non-cash after-tax impact of the goodwill impairment) in fiscal 2007, an increase of $30.9 million in working capital, excluding cash and cash equivalents and the effect of acquisitions, more than offset the increase in net income and caused the overall decline in net cash provided by operating activities. The current year increase in working capital is primarily related to a seasonal fluctuation attributable to our two acquisitions in fiscal 2007. Since our cash requirements in fiscal 2007 for capital expenditures, acquisitions and stock repurchases exceeded internally generated cash flow, we borrowed additional cash resulting in a $53.1 million increase in our total debt obligations for the year.
We believe that our cash flow provided by operations will be adequate to cover our fiscal 2008 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our primary bank credit facility or the issuance of additional term equipment notes.
We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. There can be no assurance that we will be able to acquire additional printing businesses on terms acceptable to us. During fiscal 2007, the Company completed the acquisitions of two printing businesses, Annan & Bird Lithographers, located near Toronto in Mississauga, Ontario, and The Hennegan Company, located outside of Cincinnati, Ohio in Florence, Kentucky. Subsequent to March 31, 2007, we announced that we had entered into a non-binding letter of intent to acquire Hopkins Printing, Inc. in Columbus, Ohio.
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
In May 2006, our Board of Directors approved a common stock share repurchase program providing for repurchases of our common stock not to exceed an aggregate of $68.3 million in open-market or block purchase transactions. During fiscal 2007, we repurchased 465,644 shares of our common stock at a total cost of $24.7 million. No repurchases were made during the fourth quarter of fiscal 2007 or thereafter under this program. In May 2007, our Board of Directors approved a new common stock share repurchase program that will expire in May 2008 providing for repurchases of our common stock not to exceed an aggregate of $100.0 million in open-market or block purchase transactions. We expect to fund any repurchases under the program through cash flow provided by operations or additional borrowings under our primary bank credit facility. The amount and timing of any purchases will depend upon a number of factors, including our liquidity and potential alternative uses of our capital resources, the price and availability of our shares, and general market conditions. There can be no assurance that we will decide to make additional repurchases of our common stock, and if so, whether we will be able to do so on terms acceptable to us.
Debt Obligations
On October 6, 2006, we entered into a new revolving credit agreement (the “Credit Agreement”) effectively amending and restating our primary bank credit facility. The Credit Agreement provides for a $155.0 million revolving credit facility, with an accordion feature that could under prescribed conditions increase the facility to $240.0 million, and has a maturity date of October 6, 2011. On January 2, 2007, we entered into a First Amendment (the “Amendment”) to the Credit Agreement. The Amendment specifically (i) consented (a) to the incurrence of indebtedness and the maximum amount of indebtedness that can be incurred under the A&B Credit Facility (as defined below) and (b) to a guaranty of the A&B Credit Facility by Consolidated Graphics as the parent company of the borrower and (ii) waived certain provisions of the Credit Agreement that would have been applicable to the acquisition of Annan & Bird Lithographers. At March 31, 2007, outstanding borrowings under the Credit Agreement were $53.0 million and accrued interest at a weighted average rate of 6.76%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of .625% to 1.25%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). We are also required to pay an annual commitment fee ranging from .15% to .25% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At March 31, 2007, the applicable LIBOR interest rate margin was .625% and the applicable commitment fee was .15%.
We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at March 31, 2007. In the event that we are unable to remain in compliance with these covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be re-classified as a current liability. In the event that we were to be unable to obtain a waiver, re-negotiate or re-finance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would be the result. Based on our view of current market and business conditions and our expectations regarding our future operating results and cash flows, we believe that we will be able to remain in compliance with these covenants and financial tests in the foreseeable future.
Concurrently with the Amendment, a wholly-owned subsidiary of Consolidated Graphics entered into an unsecured credit facility with a commercial bank (the “A&B Credit Facility”) consisting of a U.S. $35.0 million maximum borrowing limit component and a separate Canadian $5.0 million maximum borrowing limit component. At March 31, 2007, outstanding borrowings under the A&B Credit Facility were U.S. $30.0 million, which accrued interest at a weighted average rate of 6.06%, and Canadian $2.0 million ($1.7 million U.S. equivalent), which accrued interest at a weighted average rate of 5.07%.
Under the terms of the A&B Credit Facility, U.S. dollar denominated borrowings accrue interest and bear an annual commitment fee at rates equal to those under the Credit Agreement. Canadian dollar denominated borrowings accrue interest at our option, at either (1) the Canadian Dollar Offer Rate plus a margin of .625% to 1.25%, or (2) an alternate base rate based upon the Canadian Prime Rate. We are also required to pay an annual commitment fee ranging from .15% to .25% on available but unused Canadian dollar amounts. For both the U.S. and Canadian components, the interest rate margin and the commitment fee are based upon the financial performance measures set forth in the Credit Agreement and are redetermined quarterly. An annual reduction of U.S. $4.0 million on the U.S. dollar denominated commitment occurs on each anniversary date of the A&B Credit Facility until the final maturity date of January 2, 2011. There are no significant covenants or restrictions set forth in the A&B Credit Facility; however, a default by us under the Credit Agreement constitutes a default under the A&B Credit Facility. Proceeds from borrowings under the A&B Credit Facility may be used for general corporate purposes and included the acquisition of Annan & Bird Lithographers.
In addition to the Credit Agreement, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million. One facility expires in October 2008 while the other facility expires in December 2007. At March 31, 2007, outstanding borrowings under the Auxiliary Bank Facilities totaled $9.4 million and accrued interest at a weighted average rate of 6.10%. Because we currently have the ability and intent to refinance the borrowings outstanding under the Auxiliary Bank Facility expiring in December 2007, such borrowings are classified as long-term debt in our consolidated balance sheet at March 31, 2007. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.
Our term equipment notes consist primarily of notes payable pursuant to financing agreements between us and various lenders (the “Lender Notes”) and between us and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At March 31, 2007, outstanding borrowings under the Lender Notes totaled $36.7 million and accrued interest at a weighted average rate of 5.86%. The Lender Notes provide for either fixed monthly principal payments plus interest (at fixed rates) or for fixed payments of principal and interest (at fixed rates) for defined periods of up to eight years from the date of issuance, and are secured by certain equipment of the Company. At March 31, 2007, outstanding borrowings under the Equipment Notes totaled $10.0 million and accrued interest at a weighted average rate of 5.92%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by equipment which was concurrently purchased from the manufacturer. At March 31, 2007, the remaining balance of term equipment notes totaling $1.5 million primarily consists of various secured debt obligations assumed by us in connection with certain prior year acquisitions. We are not subject to any significant financial covenants in connection with any of the term equipment notes. The Credit Agreement places certain limitations on the amount of additional term note obligations we may incur in the future; however, we do not anticipate that these limitations will restrict our ability to make any of our planned 2008 capital expenditures.
Our other debt obligations consist of a mortgage note of $4.6 million, a promissory note totaling $.9 million, industrial revenue bonds totaling $6.2 million and various other debt obligations totaling $.6 million. We do not have any significant financial covenants or restrictions associated with these other debt obligations.

Contractual Obligations and Other Commitments
The scheduled maturity of our contractual obligations is as follows (in millions):

		Less Than		1 - 3	3 - 5	More Than
	Total	1 Year		Years	Years	5 Years

Debt obligations	$154.6	$17.2	(1)	$29.9	$98.2	$9.3
Operating lease obligations	59.6	14.3		21.2	12.1	12.0

(1)
As we have both the ability and intent to refinance $4.7 million outstanding at March 31, 2007 under an Auxiliary Bank Facility due to expire in December 2007, such borrowing is classified as long-term debt in our consolidated balance sheet at March 31, 2007, but for purposes of this table only, this $4.7 million borrowing is included as a current debt obligation in the “Less Than 1 Year” category.

Operating leases—We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business.
Letters of credit—In connection with our assumption of obligations under outstanding industrial revenue bonds, which are reflected as debt in the accompanying consolidated financial statements, and our assumption of certain contingent liabilities related to certain of our acquisitions, we had letters of credit outstanding as of March 31, 2007 totaling $8.1 million. In addition, we had one other letter of credit totaling $.1 million outstanding as of March 31, 2007. All of these letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in October 2011, and we will be required to obtain replacement letters of credit at that time, as needed.
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
Critical Accounting Policies
We have identified our critical accounting policies based on the following factors — significance to our overall financial statement presentation, complexity of the policy and our use of estimates and assumptions. We are required to make certain estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. We evaluate our estimates and assumptions on an ongoing basis and rely on historical experience and various other factors that we believe to be reasonable under the circumstances to determine such estimates. Because uncertainties with respect to estimates and assumptions are inherent in the preparation of financial statements, actual results could differ from these estimates.
Receivables, net of valuation allowance — Accounts receivable at March 31, 2007 were $185.7 million, net of a $3.1 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by contraction in the economy or other factors beyond our control. Changes in our estimates of collectibility could have a material adverse effect on our consolidated financial condition or results of operations.
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

Impairment of long-lived assets — We evaluate long-lived assets, including property, plant and equipment and intangible assets other than goodwill whenever events or changes in conditions indicate that the carrying value may not be recoverable. The evaluation requires us to estimate future undiscounted cash flows associated with an asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, then the need for an impairment may exist. Estimating future cash flows requires judgments regarding future economic conditions, demand for services and pricing. Although we believe our estimates are reasonable, significant differences in the actual performance of the asset or group of assets may materially affect our asset values and require an impairment charge in future periods.
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
Accounting for acquisitions — The allocations of purchase price to acquired assets and liabilities are initially based on estimates of fair value and are prospectively revised if and when additional information concerning certain asset and liability valuations we are waiting for at the time of the initial allocations is obtained, provided that such information is received no later than one year after the date of acquisition. In addition, we retain an independent third-party valuation firm to assist in the identification, valuation and determination of useful lives of identifiable intangible assets in connection with our acquisitions.
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning April 1, 2007. We are currently evaluating the potential effect FIN 48 will have on our financial statements and related disclosures.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurement. Our adoption of SFAS No. 157 effective as of April 1, 2008 is not expected to have a material impact on our consolidated financial condition or results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. Our adoption of SAB No. 108 effective for fiscal 2007 did not have a material impact on our consolidated financial condition or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB No. 115. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. Our adoption of SFAS

No. 159 effective as of April 1, 2008 is not expected to have a material impact on our consolidated financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk.
We are exposed to market risk for changes in interest rates related primarily to our debt obligations, which as of March 31, 2007 include $53.3 million of fixed rate debt and $101.3 million of variable rate debt. A 1% increase in the interest rate on our variable rate debt would change our interest expense by approximately $1.0 million on an annual basis. The following table sets forth the average interest rate for the scheduled maturities of our debt obligations as of March 31, 2007 ($ in millions):

								Estimated
								Fair Value
								At March 31,
	2008	2009	2010	2011	2012	Thereafter	Total	2007
Fixed Rate Debt:
Amount	$10.7	$10.9	$12.6	$8.6	$4.2	$6.3	$53.3	$53.3
Average interest rate	5.78%	5.84%	6.76%	5.76%	6.17%	6.28%	6.11%
Variable Rate Debt:
Amount	$6.5 (1)	$5.6	$0.9	$0.4	$84.9	$3.0	$101.3	$101.3
Average interest rate	5.84%	5.63%	3.81%	3.81%	6.47%	3.81%	6.27%

(1)
As we have both the ability and intent to refinance $4.7 million outstanding at March 31, 2007 under an Auxiliary Bank Facility, which is variable rate debt and is due to expire in December 2007, such borrowing is classified as long-term debt in our consolidated balance sheet at March 31, 2007, but for purposes of this table only, this $4.7 million borrowing is included as a current debt obligation for 2008.

We have operations in Canada, and thus are also exposed to market risk for changes in foreign currency exchange rates relative to the Canadian dollar. For the year ended March 31, 2007, a uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would have resulted in a decrease in sales and operating income of approximately $1.0 million and $.2 million. The effects of foreign currency exchange rates on our future results would also be impacted by changes in sales levels or local currency prices.

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
The scope of management’s assessment of the effectiveness of our internal control over financial reporting includes the Company’s consolidated subsidiaries, except for certain businesses acquired by the Company on January 2, 2007 and January 31, 2007, respectively, as permitted by the rules and regulations of the Securities and Exchange Commission. The Company’s consolidated net sales for the year ended March 31, 2007 were $1.01 billion, of which the certain businesses acquired by the Company on January 2, 2007 and January 31, 2007, respectively, represented $27.8 million. The Company’s consolidated total assets as of March 31, 2007 were $724.0 million, of which the certain businesses acquired by the Company on January 2, 2007 and January 31, 2007, respectively, represented $95.6 million.
Management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2007. Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included on page 25.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Consolidated Graphics, Inc.:
We have audited the accompanying consolidated balance sheets of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, effective April 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share–Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Consolidated Graphics, Inc.’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 30, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
May 30, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Consolidated Graphics, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Consolidated Graphics, Inc. (the “Company”) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.
The Company acquired certain businesses on January 2, 2007 and January 31, 2007, and management excluded from its assessment of the effectiveness of its internal control over financial reporting as of March 31, 2007, the certain businesses’ internal control over financial reporting associated with the total assets of $95.6 million, and total revenues of $27.8 million included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended March 31, 2007. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the certain businesses.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and its subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2007, and our report dated May 30, 2007, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
May 30, 2007

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31
	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,043	$4,993
Accounts receivable, net	185,722	146,296
Inventories	46,951	38,430
Prepaid expenses	7,532	6,799
Deferred income taxes	8,479	8,356

Total current assets	260,727	204,874
PROPERTY AND EQUIPMENT, net	354,156	297,308
GOODWILL AND INTANGIBLES, net	101,768	100,035
OTHER ASSETS	7,318	6,953

	$723,969	$609,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$12,421	$10,821
Accounts payable	58,519	54,666
Accrued liabilities	89,496	68,436
Income taxes payable	138	3,477

Total current liabilities	160,574	137,400
LONG-TERM DEBT, net of current portion	142,144	90,678
DEFERRED INCOME TAXES	55,715	62,146
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 13,693,698 and 13,714,121 issued and outstanding	137	138
Additional paid-in capital	185,098	170,581
Retained earnings	180,113	148,227
Other comprehensive income	188	—

Total shareholders’ equity	365,536	318,946

	$723,969	$609,170

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)

	Year Ended March 31
	2007	2006	2005

SALES	$1,006,186	$879,023	$779,016
COST OF SALES	736,996	661,560	586,615

Gross profit	269,190	217,463	192,401
SELLING EXPENSES	101,649	91,266	81,456
GENERAL AND ADMINISTRATIVE EXPENSES	69,223	58,993	54,116
GOODWILL IMPAIRMENT	11,533	—	—

Operating income	86,785	67,204	56,829
INTEREST EXPENSE	7,011	5,692	5,306
INTEREST INCOME	(309)	(178)	(199)

Income before taxes	80,083	61,690	51,722
INCOME TAXES	29,342	23,192	19,000

Net income	$50,741	$38,498	$32,722

BASIC EARNINGS PER SHARE	$3.74	$2.81	$2.40
DILUTED EARNINGS PER SHARE	$3.65	$2.73	$2.31

SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	13,580	13,719	13,649
Diluted	13,905	14,127	14,160
See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

BALANCE, March 31, 2004	13,574	$135	$163,910	$81,567	$—	$245,612
Exercise of stock options, including tax benefit	186	3	4,995	—	—	4,998
Net income	—	—	—	32,722	—	32,722

BALANCE, March 31, 2005	13,760	138	168,905	114,289	—	283,332
Exercise of stock options, including tax benefit	124	1	3,770	—	—	3,771
Repurchase and retire common stock	(170)	(1)	(2,094)	(4,560)	—	(6,655)
Net income	—	—	—	38,498	—	38,498

BALANCE, March 31, 2006	13,714	138	170,581	148,227	—	318,946
Exercise of stock options, including tax benefit	445	4	17,618	—	—	17,622
Compensation expense	—	—	2,695	—	—	2,695
Repurchase and retire common stock	(465)	(5)	(5,796)	(18,855)	—	(24,656)
Currency translation adjustment	—	—	—	—	188	188
Net income	—	—	—	50,741	—	50,741

BALANCE, March 31, 2007	13,694	$137	$185,098	$180,113	$188	$365,536

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31
	2007	2006	2005

OPERATING ACTIVITIES
Net income	$50,741	$38,498	$32,722
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	45,270	45,663	42,063
Goodwill impairment	11,533	—	—
Deferred income tax provision	(6,554)	137	3,957
Share-based compensation expense	2,695	—	—
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	(24,727)	(3,969)	(5,024)
Inventories	(4,434)	157	37
Prepaid expenses	(394)	(833)	1,160
Other assets	(146)	(279)	(695)
Accounts payable and accrued liabilities	2,129	(3,101)	(885)
Income taxes payable	(3,339)	2,976	1,904

Net cash provided by operating activities	72,774	79,249	75,239

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(67,555)	(27,983)	(48,961)
Purchases of property and equipment	(43,217)	(16,382)	(15,566)
Proceeds from asset dispositions	4,095	2,517	1,811

Net cash used in investing activities	(106,677)	(41,848)	(62,716)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	230,867	52,916	73,862
Payments on bank credit facilities	(179,773)	(80,060)	(39,230)
Proceeds from issuance of term equipment notes	8,154	—	—
Payments on term equipment notes and other debt	(11,290)	(8,820)	(53,230)
Payments to repurchase and retire common stock	(24,656)	(6,655)	—
Proceeds from exercise of stock options	17,622	2,459	3,355

Net cash provided by (used in) financing activities	40,924	(40,160)	(15,243)

Effect of exchange rate changes on cash	29	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,050	(2,759)	(2,720)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,993	7,752	10,472

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,043	$4,993	$7,752

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
1.	BUSINESS
Consolidated Graphics, Inc. (collectively with its consolidated subsidiaries referred to as “the Company”) is a leading North American provider of general commercial printing services.
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

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
Revenue Recognition and Accounts Receivable—The Company recognizes revenue upon delivery of each job, except for “bill and hold transactions,” in which case such revenue is recognized when all the service delivery criteria are fully met as per Staff Accounting Bulletin (‘SAB”) No. 104 issued by the Securities and Exchange Commission (“SEC”). Losses, if any, on jobs are recognized at the earliest date such amount is determinable. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 10% of the Company’s revenues in any of the years ended March 31, 2007, 2006 or 2005. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Accounts receivable in the accompanying consolidated balance sheets are reflected net of allowance for doubtful accounts of $3,080 and $2,514 at March 31, 2007 and 2006.
Inventories—Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. The carrying values of inventories are set forth below:

	March 31
	2007	2006

Raw materials	$15,608	$11,485
Work in progress	26,659	21,951
Finished goods	4,684	4,994

	$46,951	$38,430

Long-Lived Assets—The Company determines the realization of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and its other long-lived assets, including property, plant and equipment, and intangible assets other than goodwill in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 142, the Company determines fair value using capitalization of earnings estimates and market valuation multiples for each reporting unit. Under SFAS No. 144, the Company compares the carrying value of long-lived assets to its fair value determined by using projections of future undiscounted cash flows attributable to such assets and other factors such as business trends and general economic conditions. In the event that the carrying value of any long-lived asset exceeds its fair value, the Company records an impairment charge against income equal to the excess of the carrying value over the asset’s fair value.
Goodwill totaled $86,145 at March 31, 2007 and represents the excess of the Company’s purchase cost over the fair value of the net assets of acquired businesses, net of previously recorded amortization and impairment expense. As of March 31, 2007, the Company conducted its annual evaluation of goodwill and determined that an impairment of the goodwill attributable to four printing businesses totaling $11,533 was necessary. A tax benefit of $3,717 was recorded in connection with the impairment. Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units.
The net book value of other intangible assets at March 31, 2007 was $15,623. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions under SFAS No. 142 and are generally amortized on a straight-line basis over periods of up to ten years. Amortization expense totaled $1,608 in 2007, $1,321 in 2006 and $155 in 2005.
No impairment of any long-lived asset was required in the years ended March 31, 2006 and 2005.
Other Assets—Other assets are principally comprised of deferred tax assets and non-current cash invested in restricted money-market funds. None of the individual items in other assets at March 31, 2007 and 2006 were individually greater than 5% of total assets in those years.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
Accrued Liabilities—The significant components of accrued liabilities are as follows:

	March 31
	2007	2006

Advances from customers	$8,549	$5,901
Compensation and benefits	35,010	25,988
Manufacturing materials and services	7,150	6,843
Sales, property and other taxes	18,993	18,781
Other(1)	19,794	10,923

	$89,496	$68,436

(1)
Other accrued liabilities are principally comprised of contingent transaction consideration associated with certain of the Company’s acquisitions and accrued self-insurance claims for certain insurance programs. None of the individual items in other accrued liabilities at March 31, 2007 and 2006 were individually greater than 5% of total current liabilities in those years.

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
Supplemental Cash Flow Information—The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. Certain of the Company’s capital expenditures are considered to be non-cash transactions. The Company issued term notes payable totaling $5,110 and $16,508 (see Note 5. Long-Term Debt) in the years ended March 31, 2007 and 2006 to finance the purchase of certain new equipment.
The Company paid cash for interest and income taxes, net of refunds, totaling $6,030 and $33,895 in 2007, $5,373 and $18,952 in 2006, and $4,877 and $13,680 in 2005.
Recent Accounting Pronouncements—
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning April 1, 2007. The Company is currently evaluating the potential effect FIN 48 will have on its consolidated financial statements and related disclosures.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurement. The Company’s adoption of SFAS No.157 effective as of April 1, 2008 is not expected to have a material impact on its consolidated financial condition or results of operations.
In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The Company’s adoption of SAB No. 108 effective for fiscal 2007 did not have a material impact on its consolidated financial condition or results of operations.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB No. 115. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. The Company’s adoption of SFAS No. 159 effective as of April 1, 2008 is not expected to have a material impact on its consolidated financial condition or results of operations.
Other Information
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
Fair Value of Financial Instruments—The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the fair value of its variable rate debt obligations, which totaled $101,297 and $51,937 at March 31, 2007 and 2006, approximated their recorded values. The Company estimates that the fair value of its fixed rate debt obligations totaling $53,268 at March 31, 2007 was $53,335 and that the fair value of its fixed rate debt obligations totaling $49,562 at March 31, 2006 was $41,280. Estimates of fair value are based on estimated interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.
Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited because the Company’s printing businesses provide services to a large, diverse group of customers in various geographical regions. Management performs ongoing credit evaluations of its customers and generally does not require collateral for extensions of credit. The Company’s cash deposits are held with large, well-known financial institutions.
Stock-Based Compensation—Effective April 1, 2007, the Company adopted SFAS No. 123 (R), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation. As a result, the Company now measures the cost of the employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant rather than its intrinsic value, the method the Company previously used (see Note 8. Share-based Compensation). In addition, to the extent that the Company receives a tax benefit upon exercise of an award, such benefit is reflected under SFAS No. 123(R) as cash flow from financing activities in the Consolidated Statement of Cash Flows rather than operating activities as in prior periods.
Foreign Currency Translation—Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at the year-end exchange rates. The effects of translation are included as a component of accumulated other comprehensive income in shareholders’ equity. Income and expense items are translated at the average monthly exchange rate.
Geographic Information—Revenues and long-lived assets of the Company’s subsidiaries operating outside the United States were $11,218 and $29,278 as of and for the year ended March 31, 2007, the first period the Company had non-U.S. operations.
Other Comprehensive Income—Other comprehensive income is comprised exclusively of foreign currency translation adjustments.
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

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
In fiscal 2007, the Company paid cash totaling $62,406 to acquire the operations and assets of two printing businesses. The preliminary allocation of the purchase price of the businesses acquired include current assets $18,890, property and equipment of $45,944, goodwill and other intangible assets of $15,507 and other assets of $216 less accrued liabilities of $18,151. Additionally, the Company (i) paid cash totaling $5,107 to acquire certain real property and (ii) paid net cash totaling $42 in connection with the finalization of certain working capital adjustments during fiscal 2007 relating to prior year acquisitions. Based on certain additional information received by the Company regarding its fiscal 2006 acquisitions, $1,530 of purchase price previously attributed to other intangible assets was allocated to goodwill during fiscal 2007. The Company is awaiting additional information concerning certain asset and liability valuations in order to finalize the allocation of purchase price for certain of the Company’s 2007 acquisitions, and expects to receive such information no later than one year following the respective dates of acquisition.
In fiscal 2006, the Company assumed debt totaling $1,465 and paid cash totaling $27,198 to acquire the operations and assets of four businesses, two of which were immediately merged into other existing operations of the Company. The preliminary allocation of the purchase price of the businesses acquired include current assets of $7,283, property and equipment of $13,046, goodwill and intangible assets of $13,275 and other assets of $55 less current liabilities of $4,996. Additionally, the Company paid cash totaling $785 in connection with finalization of certain working capital adjustments related to the Company’s fiscal 2005 acquisitions. Based on certain additional information received regarding the fiscal 2005 acquisitions, $2,513 and $6,331 of purchase price previously attributed to property and equipment and goodwill was allocated to intangible assets other than goodwill during fiscal 2006.
4.	PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, net of accumulated depreciation. The costs of major renewals and betterments are capitalized; repairs and maintenance costs are expensed when incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the various classes of assets.
The following is a summary of the Company’s property and equipment and their estimated useful lives:

			Estimated
	March 31		Life
Description	2007	2006	in Years

Land	$13,909	$11,355	—
Buildings and leasehold improvements	96,236	79,290	5-30
Machinery and equipment	457,233	393,730	5-20
Computer equipment and software	24,171	21,116	2-5
Furniture, fixtures and other	9,926	9,328	2-7

	601,475	514,819
Less—accumulated depreciation	(247,319)	(217,511)

	$354,156	$297,308

Depreciation expense related to the Company’s property and equipment totaled $42,367 in 2007, $40,007 in 2006 and $36,874 in 2005.
5.	LONG-TERM DEBT
The following is a summary of the Company’s long-term debt as of:

	March 31
	2007	2006

Bank credit facilities	$94,143	$43,051
Term equipment notes	48,144	44,037
Other	12,278	14,411

	154,565	101,499
Less—current portion	(12,421)	(10,821)

	$142,144	$90,678

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
On October 6, 2006, the Company entered into a new revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $155,000 revolving credit facility, with an accordion feature that could under prescribed conditions increase the facility to $240,000, and has a maturity date of October 6, 2011. On January 2, 2007, the Company entered into a First Amendment (the “Amendment”) to the Credit Agreement. The Amendment specifically (i) consented (a) to the incurrence of indebtedness and the maximum amount of indebtedness that can be incurred under the A&B Credit Facility (as defined below) and (b) to a guaranty of the A&B Credit Facility by Consolidated Graphics, Inc. as the parent company of the borrower and (ii) waived certain provisions of the Credit Agreement that would have been applicable to an acquisition by the Company using proceeds of the A&B Credit Facility. At March 31, 2007, outstanding borrowings under the Credit Agreement were $53,000 and accrued interest at a weighted average rate of 6.76%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of .625% to 1.25%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). The Company is also required to pay an annual commitment fee ranging from .15% to .25% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At March 31, 2007, the applicable LIBOR interest rate margin was .625% and the applicable commitment fee was .15%.
The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at March 31, 2007.
Concurrently with the Amendment, the Company entered into an unsecured credit facility with a commercial bank (the “A&B Credit Facility”) consisting of a U.S. $35,000 maximum borrowing limit component and a separate Canadian $5,000 maximum borrowing limit component. At March 31, 2007, outstanding borrowings were U.S. $30,000, which accrued interest at a weighted average rate of 6.06%, and Canadian $2,000 ($1,730 U.S. equivalent), which accrued interest at a weighted average rate of 5.07%.
Under the terms of the A&B Credit Facility, U.S. dollar denominated borrowings accrue interest and bear an annual commitment fee at rates equal to those under the Credit Agreement. Canadian dollar denominated borrowings accrue interest at the Company’s option, at either (1) the Canadian Dollar Offer Rate plus a margin of .625% to 1.25%, or (2) an alternate base rate based upon the Canadian Prime Rate. The Company is also required to pay an annual commitment fee ranging from .15% to .25% on available but unused Canadian dollar amounts. For both the U.S. and Canadian components, the interest rate margin and the commitment fee are based upon the financial performance measures set forth in the Credit Agreement and are redetermined quarterly. An annual reduction of U.S. $4,000 on the U.S. dollar denominated commitment occurs on each anniversary date of the A&B Credit Facility until the final maturity date of January 2, 2011. There are no significant covenants or restrictions set forth in the A&B Credit Facility; however, a default by the Company under the Credit Agreement will constitute a default under the A&B Credit Facility. Proceeds from borrowings under the A&B Credit Facility may be used by the Company for general corporate purposes and included funding for one of the Company’s 2007 acquisitions.
In addition to the Credit Agreement, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. One facility expires in December 2007 while the other facility expires in October 2008. At March 31, 2007, outstanding borrowings under the Auxiliary Bank Facilities totaled $9,412 and accrued interest at a weighted average rate of 6.10%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in December 2007, such borrowings are classified as long-term debt in the accompanying consolidated balance sheet at March 31, 2007. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.
The Company’s term equipment notes consist primarily of notes payable pursuant to financing agreements between the Company and various lenders (the “Lender Notes”) and between the Company and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At March 31, 2007, outstanding borrowings under the Lender Notes totaled $36,656 and accrued interest at a weighted average rate of 5.86%. The Lender Notes provide for either fixed monthly

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
principal payments plus interest (at fixed rates) or for fixed payments of principal and interest (at fixed rates) for defined periods of up to eight years from the date of issuance, and are secured by certain equipment of the Company. At March 31, 2007, outstanding borrowings under the Equipment Notes totaled $10,007 and accrued interest at a weighted average rate of 5.92%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by the equipment which was concurrently purchased from the manufacturer. At March 31, 2007, the remaining balance of term equipment notes totaling $1,481 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Credit Agreement places certain limitations on the amount of additional term note obligations the Company may incur in the future.
The Company’s remaining debt obligations consist of a mortgage note totaling $4,608, a promissory note totaling $899, industrial revenue bonds totaling $6,185 and various other debt obligations totaling $586. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.
The principal payment requirements by fiscal year under the Company’s debt obligations referenced above are: 2008—$12,421; 2009—$16,436; 2010—$13,448; 2011—$9,037; 2012—$93,895; and thereafter—$9,328. As the Company has both the ability and intent to refinance the $4,732 outstanding at March 31, 2007 under an Auxiliary Bank Facility due to expire in December 2007, such borrowings are classified as long-term debt in our Consolidated Balance Sheet at March 31, 2007, and are classified above as fiscal 2012 principal payment requirements in conjunction with the maturity of the Credit Agreement.
6.	INCOME TAXES
The provision for income taxes is comprised of the following:

	Year Ended March 31
	2007	2006	2005
Current
Federal	$32,519	$21,162	$15,953
State	2,751	1,893	(910)
Foreign	626	—	—

	35,896	23,055	15,043

Deferred
Federal	(3,866)	689	1,860
State	(2,688)	(552)	2,097

	(6,554)	137	3,957

	$29,342	$23,192	$19,000

The provision for income taxes differs from an amount computed at the federal statutory rate as follows:

	Year Ended March 31
	2007	2006	2005

Provision at the federal statutory rate	$28,029	$21,592	$18,103
State income taxes, net of federal income tax benefit	41	872	771
Non-deductible expenses	1,347	1,314	126
Benefit of domestic production deduction	(798)	(586)	—
Impairment of goodwill	672	—	—
Other	51	—	—

	$29,342	$23,192	$19,000

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts as measured based on enacted tax laws and regulations. The Company records a valuation allowance, when appropriate, to adjust deferred tax asset balances to the amount the Company expects to realize. The Company considers the amount of taxable income available in carryback years and expectations of future taxable income, among other factors, in assessing the potential need for a valuation allowance. The components of deferred income tax assets and liabilities are as follows:

	March 31
	2007	2006

Deferred income tax liabilities:
Property and equipment	$59,081	$62,829
Other	1,968	1,460

Total deferred income tax liabilities	$61,049	$64,289

Deferred income tax assets:
Accounts receivable and inventory	$1,040	$888
Accruals not currently deductible	5,700	5,376
Intangible assets(1)	5,334	2,143
Other	1,739	2,092

Total deferred income tax assets	$13,813	$10,499

(1)	This deferred income tax asset is long-term in nature and therefore is netted against total deferred income tax liabilities for presentation in the accompanying Consolidated Balance Sheets.
7.	COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company has entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of its business. The Company incurred total operating lease expense of $16,864, $18,089 and $15,213 for the years ended March 31, 2007, 2006 and 2005.
The Company’s future operating lease obligations by fiscal year are as follows:

	2008	2009	2010	2011	2012	Thereafter

Operating lease obligations	$14,326	$12,029	$9,142	$6,850	$5,242	$12,015
Letters of Credit—In connection with the assumption of obligations under outstanding industrial revenue bonds, which are reflected as debt in the accompanying consolidated financial statements, and the Company’s assumption of certain contingent liabilities related to certain of its acquisitions, the Company had letters of credit outstanding as of March 31, 2007 totaling $8,138. In addition, the Company had one other letter of credit totaling $100 outstanding as of March 31, 2007. All of these letters of credit were issued pursuant to the terms of the Company’s Credit Agreement, which expires in October 2011, and the Company will be required to obtain replacement letters of credit at that time, as needed.
Insurance Programs—The Company maintains third-party insurance coverage in amounts and against risks it believes are reasonable in its circumstances. The Company is self-insured for most workers’ compensation claims and for a significant component of its group health insurance programs. For these exposures, the Company accrues expected loss amounts which are determined using a combination of its historical loss experience and subjective assessment of its future loss exposure, together with advice provided by administrators and consulting actuaries. The estimates of expected loss amounts are subject to uncertainties arising from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions, which could result in an increase or decrease in accrued costs in future periods for claim matters which occurred in a prior period. Although the Company believes that the accrued estimated loss amounts are reasonable under the circumstances, significant differences related to the items noted above could materially affect our risk exposure, insurance obligations and future expense.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
Legal Matters—From time to time, the Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, there are no legal proceedings or claims pending against the Company that management believes could have a material adverse effect upon the Company’s consolidated financial condition or results of operations.
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
8.	SHARE-BASED COMPENSATION
Pursuant to the Consolidated Graphics, Inc. Long-Term Incentive Plan, as amended (the “Plan”), employees of the Company and members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock, restricted stock unit awards or other forms of equity-based compensation. Options granted pursuant to the Plan include incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options. Options previously granted under the Plan were at a price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to ten years. Unvested options generally are cancelled upon termination of employment and vested options generally expire shortly after termination of employment. Otherwise, options expire after final vesting at the end of a fixed period generally not in excess of an additional five years. At March 31, 2007, a total of 1,864,876 shares were reserved for issuance pursuant to the Plan, of which 318,142 shares of the Company’s common stock were reserved for future grants.
The following table sets forth option and restricted stock unit award transactions under the Plan in terms of underlying shares of the Company’s common stock:

	For the Years Ended March 31
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at April 1	1,974,459	$33.88	1,700,786	$27.93	1,804,732	$26.08
Granted(1)	48,588	52.62	550,318	48.13	270,000	39.96
Exercised	(445,221)	27.32	(123,035)	19.74	(186,078)	18.00
Forfeited or expired	(31,092)	40.10	(153,610)	26.71	(187,868)	34.85

Outstanding at March 31(1)	1,546,734	36.66	1,974,459	33.88	1,700,786	27.93

Exercisable at March 31	1,166,764	35.21	1,369,402	32.92	651,444	21.49

(1)
For 2007, (i) the number of shares granted and outstanding at March 31 include 12,500 restricted stock unit awards having an aggregate fair value at date of grant of $652, (ii) the number of shares exercisable at March 31 includes 2,500 restricted stock unit awards and (iii) the weighted average exercise price of shares granted, outstanding at March 31 and exercisable at March 31 is based solely on stock option grants and excludes the restricted stock unit awards which have no exercise price component.

The weighted-average grant date fair value of stock options granted during the three years ended March 31, 2007, all of which were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes-Merton (“Black-Scholes”) pricing model are as follows:

	Year Ended March 31
	2007	2006	2005

Weighted average fair value of option grants during the year	$19.94	$17.92	$13.65
Assumptions:
Expected option life in years	4.3	5.0	5.0
Risk-free interest rate	5.0%	4.2%	3.7%
Expected volatility	37.9%	33.8%	30.4%
Expected dividend yield	—	—	—

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
The risk-free interest rate represents the U.S. Treasury Bond constant maturity yield approximating the expected option life of stock options granted during the period. The expected option life represents the period of time that the stock options granted during the period are expected to be outstanding, based on the mid-point between the vesting date and contractual expiration date of each option. The expected volatility is based on the historical market price volatility of the Company’s common stock.
Outstanding and exercisable stock options and restricted stock unit awards at March 31, 2007 were as follows:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Years	Shares	Price
Stock Options
$10.37 - $20.00	478,020	$13.60	3.9	446,915	$13.38
$20.01 - $30.00	70,924	23.20	5.3	53,351	22.96
$30.01 - $40.00	140,474	37.84	7.4	5,218	37.24
$40.01 - $50.00	136,418	43.23	5.4	57,131	41.65
$50.01 - $60.00	699,129	51.94	5.5	601,649	51.87
$60.01 - $62.00	9,269	62.00	5.3	—	—

	1,534,234	36.66	5.2	1,164,254	35.21
Restricted Stock Unit Awards	12,500		9.0	2,500

Outstanding at March 31, 2007	1,546,734		5.2	1,166,764

The total grant-date fair value of restricted stock unit awards which vested during 2007 was $130. The aggregate intrinsic value of outstanding and exercisable stock options and restricted stock unit awards as of March 31, 2007 was $58,291 and $45,405, respectively.
Effective April 1, 2006, the Company adopted SFAS No. 123(R). As a result, the Company now measures the cost of employee services received in exchange for an award of equity instruments, including grants of stock options and restricted stock unit awards, based on the fair value of the award at the date of grant rather than its intrinsic value, the method the Company previously used. The fair value of stock options is determined using the Black-Scholes model. The Company is using the modified prospective application method under SFAS No. 123(R) and has elected not to use the retrospective application method. Thus, amortization of the fair value of all nonvested awards as of April l, 2006, as determined under the previous pro forma disclosure provisions of SFAS No. 123, except as adjusted for forfeitures, is included in the Company’s results of operations commencing April 1, 2006, and prior periods have not been restated.
As a result of the adoption of SFAS No. 123 (R), the Company recorded $2,695 of share-based compensation expense for the year ended March 31, 2007. The after-tax impact to net income was $1,644, and the impact to both basic and diluted earnings per share was $.12 in fiscal 2007.
As of March 31, 2007, $2,154 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.1 years.
The accompanying consolidated income statements for 2006 and 2005 were not restated since the Company elected not to use the retrospective application method under SFAS No. 123 (R). A summary of the effect on net income and net income per share for fiscal 2006 and fiscal 2005 as if the Company had accounted for share-based compensation using the fair value recognition provisions of SFAS No. 123 is as follows (in thousands except per share data):

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)

	2006	2005

Net income as reported	$38,498	$32,722
Less pro forma compensation expense	(5,936)	(2,815)

Pro forma net income	$32,562	$29,907

Basic Earnings Per Share:
Net income as reported	$2.81	$2.40
Less pro forma compensation	(.40)	(.19)

Pro forma net income	$2.41	$2.21

Diluted Earnings Per Share:
Net income as reported	$2.73	$2.31
Less pro forma compensation	(.39)	(.19)

Pro forma net income	$2.34	$2.12

9.	SUPPLEMENTAL SELECTED UNAUDITED QUARTERLY FINANCIAL DATA
The following table contains selected unaudited quarterly financial data from the consolidated income statements for each quarter of fiscal 2007 and 2006. The Company believes this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Fiscal 2007:
Sales	$238,425	$234,236	$269,611	$263,914
Gross profit	64,005	62,456	72,358	70,371
Net income	13,730	13,690	16,375	6,946
Basic earnings per share	1.00	1.01	1.21	.51
Diluted earnings per share	.97	.98	1.17	.50

Fiscal 2006:
Sales	$209,915	$220,993	$226,204	$221,911
Gross profit	51,803	54,065	55,732	55,863
Net income	8,729	9,333	9,941	10,495
Basic earnings per share	.63	.68	.73	.77
Diluted earnings per share	.61	.66	.71	.74
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
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s Report is included in Item 8 of this Annual Report on Form 10-K on page 23 and is incorporated herein by reference.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III
The information called for by “Item 10. Directors, Executive Officers and Corporate Governance of the Registrant” (except for certain information regarding executive officers which is included in Part I hereof as “Item 1. Business—Executive Officers”), “Item 11. Executive Compensation,” “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” “Item 13. Certain Relationships and Related Transactions, and Director Independence” and “Item 14. Principal Accountant Fees and Services” is hereby incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Shareholders (presently scheduled to be held August 2, 2007) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements

(a)(1)	Financial Statements:

The index to the Financial Statements is included in Item 8 of this Annual Report on Form 10-K on page 22 and is incorporated herein by reference.

(a)(2)	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts.

Report of Independent Registered Public Accounting Firm with respect to Schedule II — Valuation and Qualifying Accounts is included in Item 8 of this Annual Report on Form 10-K on page 44.
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

*	4.3	—
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

*	10.5	—	Employment Agreement between the Company and Joe R. Davis dated as of February 13, 2006 (Consolidated Graphics, Inc. Form 8-K (February 14, 2006), Exhibit 10.1).
*	10.6	—	Change in Control Agreement between the Company and Joe R. Davis dated as of July 25, 2000 (Consolidated Graphics, Inc. Form 10-K (March 31, 2001), Exhibit 10.8).
*	10.7	—	Amendment to Change in Control Agreement between the Company and Joe R. Davis dated as of February 13, 2006 (Consolidated Graphics, Inc. Form 8-K (February 14, 2006), Exhibit 10.2).
*	10.8	—	Employment Agreement between the Company and G. Christopher Colville dated as of March 1, 2002 (Consolidated Graphics, Inc. Form 10-K (March 31, 2002), Exhibit 10.5).
*	10.9	—	Change in Control Agreement between the Company and G. Christopher Colville dated as of March 1, 2002 (Consolidated Graphics, Inc. Form 10-K (March 31, 2002), Exhibit 10.6).
*	10.10	—	Form of Indemnification Agreement for directors and officers (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 10.1).
*	10.11	—	Amended Schedule identifying the directors and officers parties to Indemnification Agreements with the Company (Consolidated Graphics, Inc. Form 10-K (March 31, 2005), Exhibit 10.11).
*	10.12	—	Form of Employee and Director Stock Option Agreement (Consolidated Graphics, Inc. Form 10-Q (June 30, 2005), Exhibit 10.1). +
*	10.13	—
Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of October 6, 2006 (Consolidated Graphics, Inc. Form 8-K (October 6, 2006), Exhibit 10.1).

*	10.14	—
First Amendment to the Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of January 2, 2007 (Consolidated Graphics, Inc. Form 8-K (January 2, 2007), Exhibit 99.1).

*	10.15	—
Revolving Credit Facility between Consolidated Annan & Bird Lithographers, Ltd. and JPMorgan Chase Bank, N.A., Toronto Branch, dated as of January 2, 2007 (Consolidated Graphics, Inc. Form 8-K (January 2, 2007), Exhibit 99.2).

*	10.16	—
Guaranty executed and delivered by the Company to JPMorgan Chase Bank, N.A., Toronto Branch, as Administrative Agent under the Consolidated Annan & Bird Lithographers Revolving Credit Facility, dated January 2, 2007 (Consolidated Graphics, Inc. Form 8-K (January 2, 2007), Exhibit 99.3).

	21	—	List of Subsidiaries.
	23	—	Consent of KPMG LLP.
	24	—	Powers of Attorney.
	31.1	—	Certification of Joe R. Davis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	—	Certification of G. Christopher Colville pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	—	Certification of Joe R. Davis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	—	Certification of G. Christopher Colville pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.1	—	Press release dated May 30, 2007, announcing the Company’s adoption of a new common share repurchase program.

*	Incorporated by reference.

+	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

			Utilization
	Balance at	Amount	of Reserve	Balance
	Beginning	Charged	(Net of	at End
Description	of Year	to Expense	Recoveries)	of Year

Allowance for Doubtful Accounts
Year Ended March 31, 2007	$2,514	$1,777	$(1,211)	$3,080
Year Ended March 31, 2006	2,465	1,676	(1,627)	2,514
Year Ended March 31, 2005	2,448	588	(571)	2,465
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Consolidated Graphics, Inc.:
Under date of May 30, 2007, we reported on the consolidated balance sheets of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2007, which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the Valuation and Qualifying Accounts Schedule (Schedule II) listed in the index at Item 15(a)(2), for the period indicated above. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.
In our opinion, the financial information presented in Schedule II for the years ended March 31, 2007 and 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Houston, Texas
May 30, 2007

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Houston, State of Texas on the 30th day of May, 2007

CONSOLIDATED GRAPHICS, INC.
By:	/s/ JOE R. DAVIS
Joe R. Davis
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOE. R. DAVIS Joe R. Davis	Chief Executive Officer and Director (Principal Executive Officer)	May 30, 2007

/s/ G.CHRISTOPHER COLVILLE G. Christopher Colville	Executive Vice President, Chief Financial and Accounting Officer and Secretary (Principal Financial and Accounting Officer)	May 30, 2007

/s/ LARRY J. ALEXANDER*	Director

Larry J. Alexander

/s/ BRADY F. CARRUTH*	Director

Brady F. Carruth

/s/ GARY L. FORBES*	Director

Gary L. Forbes

/s/ JAMES H. LIMMER*	Director

James H. Limmer

/s/ HUGH N. WEST*	Director

Hugh N. West

*By:	/s/ JOE R. DAVIS

	Joe R. Davis	May 30, 2007
Attorney-in-Fact

Exhibit Index

*	3.1	—	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*	3.2	—	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10- Q (June 30, 1998), Exhibit 3.1).
*	3.3	—	Second Amended and Restated By-Laws of the Company, adopted as of May 25, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).
*	4.1	—	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*	4.2	—
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

*	4.3	—
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

*	10.5	—	Employment Agreement between the Company and Joe R. Davis dated as of February 13, 2006 (Consolidated Graphics, Inc. Form 8-K (February 14, 2006), Exhibit 10.1).
*	10.6	—	Change in Control Agreement between the Company and Joe R. Davis dated as of July 25, 2000 (Consolidated Graphics, Inc. Form 10-K (March 31, 2001), Exhibit 10.8).
*	10.7	—	Amendment to Change in Control Agreement between the Company and Joe R. Davis dated as of February 13, 2006 (Consolidated Graphics, Inc. Form 8-K (February 14, 2006), Exhibit 10.2).
*	10.8	—	Employment Agreement between the Company and G. Christopher Colville dated as of March 1, 2002 (Consolidated Graphics, Inc. Form 10-K (March 31, 2002), Exhibit 10.5).
*	10.9	—	Change in Control Agreement between the Company and G. Christopher Colville dated as of March 1, 2002 (Consolidated Graphics, Inc. Form 10-K (March 31, 2002), Exhibit 10.6).
*	10.10	—	Form of Indemnification Agreement for directors and officers (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 10.1).
*	10.11	—	Amended Schedule identifying the directors and officers parties to Indemnification Agreements with the Company (Consolidated Graphics, Inc. Form 10-K (March 31, 2005), Exhibit 10.11).
*	10.12	—	Form of Employee and Director Stock Option Agreement (Consolidated Graphics, Inc. Form 10-Q (June 30, 2005), Exhibit 10.1). +
*	10.13	—
Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of October 6, 2006 (Consolidated Graphics, Inc. Form 8-K (October 6, 2006), Exhibit 10.1).

*	10.14	—
First Amendment to the Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of January 2, 2007 (Consolidated Graphics, Inc. Form 8-K (January 2, 2007), Exhibit 99.1).

*	10.15	—
Revolving Credit Facility between Consolidated Annan & Bird Lithographers, Ltd. and JPMorgan Chase Bank, N.A., Toronto Branch, dated as of January 2, 2007 (Consolidated Graphics, Inc. Form 8-K (January 2, 2007), Exhibit 99.2).

*	10.16	—
Guaranty executed and delivered by the Company to JPMorgan Chase Bank, N.A., Toronto Branch, as Administrative Agent under the Consolidated Annan & Bird Lithographers Revolving Credit Facility, dated January 2, 2007 (Consolidated Graphics, Inc. Form 8-K (January 2, 2007), Exhibit 99.3).

	21	—	List of Subsidiaries.
	23	—	Consent of KPMG LLP.
	24	—	Powers of Attorney.

31.1	—	Certification of Joe R. Davis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of G. Christopher Colville pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Joe R. Davis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of G. Christopher Colville pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Press release dated May 30, 2007, announcing the Company’s adoption of a new common share repurchase program.

*	Incorporated by reference.

+	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.