Form 10-Q
period 2007-06-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2007-08-01
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐                     No ☑
The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at July 15, 2007 was 13,737,321.

CONSOLIDATED GRAPHICS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,167	$12,043
Accounts receivable, net	174,966	185,722
Inventories	45,227	46,951
Prepaid expenses	7,839	7,532
Deferred income taxes	10,085	8,479

Total current assets	251,284	260,727
PROPERTY AND EQUIPMENT, net	357,361	354,156
GOODWILL AND OTHER INTANGIBLE ASSETS, net	98,571	101,768
OTHER ASSETS	7,329	7,318

	$714,545	$723,969

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$12,381	$12,421
Accounts payable	53,534	58,519
Accrued liabilities	69,537	89,496
Income taxes payable	7,279	138

Total current liabilities	142,731	160,574
LONG-TERM DEBT, net of current portion	122,270	142,144
OTHER LIABILITIES	20,603	—
DEFERRED INCOME TAXES	46,274	55,715
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 13,737,321 and 13,693,698 issued and outstanding	137	137
Additional paid-in capital	188,331	185,098
Retained earnings	194,859	180,113
Accumulated other comprehensive income	(660)	188

Total shareholders’ equity	382,667	365,536

	$714,545	$723,969

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30
	2007	2006
SALES	$258,646	$238,425
COST OF SALES	190,469	174,420

Gross profit	68,177	64,005
SELLING EXPENSES	26,434	24,357
GENERAL AND ADMINISTRATIVE EXPENSES	19,312	17,215
OTHER (INCOME) EXPENSE, net	(2,350)	—

Operating income	24,781	22,433
INTEREST EXPENSE, net	1,894	1,385

Income before taxes	22,887	21,048
INCOME TAXES	9,330	7,318

Net income	$13,557	$13,730

BASIC EARNINGS PER SHARE	$.99	$1.00
DILUTED EARNINGS PER SHARE	$.96	$.97

SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	13,716	13,705
Diluted	14,162	14,188
See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited, except March 31, 2007 balances)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

BALANCE, March 31, 2007	13,694	137	185,098	180,113	188	365,536
Exercise of stock options, including tax benefit	43	—	2,000	—	—	2,000
Compensation expense	—	—	1,233	—	—	1,233
Currency translation adjustment	—	—	—	—	(848)	(848)
Adoption of FIN 48 cumulative effect adjustment	—	—	—	1,189	—	1,189
Net income	—	—	—	13,557	—	13,557

BALANCE, June 30, 2007	13,737	$137	$188,331	$194,859	$(660)	$382,667

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30
	2007	2006

OPERATING ACTIVITIES
Net income	$13,557	$13,730
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	12,715	10,843
Deferred income tax provision	(1,216)	(1,674)
Share-based compensation expense	1,233	1,226
Non-cash currency gain	(2,781)	—
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	11,344	(6,719)
Inventories	1,722	(1,097)
Prepaid expenses	(298)	(97)
Other assets	9	(32)
Accounts payable, accrued liabilities and other	(10,192)	1,452
Income taxes payable	7,141	4,786

Net cash provided by operating activities	33,234	22,418

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(5,638)	—
Purchases of property and equipment	(9,339)	(10,379)
Proceeds from asset dispositions	633	1,163

Net cash used in investing activities	(14,344)	(9,216)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	12,398	13,696
Payments on bank credit facilities	(29,707)	(13,097)
Payments on term equipment notes and other debt	(2,638)	(2,060)
Payments to repurchase and retire common stock	—	(7,375)
Proceeds from exercise of stock options	2,000	692

Net cash used in financing activities	(17,947)	(8,144)

Effect of exchange rate changes on cash	181	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,124	5,058
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,043	4,993

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,167	$10,051

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the three months ended June 30, 2007 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2007 has been derived from the 2007 annual audited consolidated financial statements of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the SEC in May 2007 (“2007 Form 10-K”).
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
Revenue Recognition—The Company recognizes revenue upon delivery of each job, except for “bill and hold transactions,” in which case such revenue is recognized when all of the service delivery criteria are fully met as per Staff Accounting Bulletin 104 issued by the SEC. Losses, if any, on jobs are recognized at the earliest date such amount is determinable.
Earnings Per Share—Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares and dilutive stock options and restricted stock unit awards outstanding.
Inventories—Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. The carrying values of inventories are set forth below:

	June 30,	March 31,
	2007	2007

Raw materials	$15,512	$15,608
Work in progress	24,137	26,659
Finished goods	5,578	4,684

	$45,227	$46,951

Goodwill and Other Intangible Assets, net—Goodwill totaled $80,804 at June 30, 2007 and represents the excess of the Company’s purchase cost over the fair value of the net assets of acquired businesses, net of previously recorded amortization and impairment expense. For the three months ended June 30, 2007, the Company recorded a goodwill adjustment totaling $2,743 related to the tax effect of prior year adjustments previously recorded as deferred income tax liabilities. The net book value of other intangible assets at June 30, 2007 was $17,767. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and are generally amortized on a straight-line basis over periods of up to ten years. Amortization expense totaled $574 and $401 for the three months ended June 30, 2007 and 2006.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
Supplemental Cash Flow Information—The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. For the three months ended June 30, 2007, the Company paid cash for interest and income taxes, net of refunds, totaling $2,128 and $390. For the three months ended June 30, 2006, the Company paid cash for interest and income taxes, net of refunds, totaling $1,531 and $3,801.
Foreign Currency—Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at the quarter-end exchange rates. Income and expense items are translated at the average monthly exchange rate. The effects of translation are included as a component of accumulated other comprehensive income in shareholders’ equity. For the three months ended June 30, 2007, the Company recorded a net foreign currency transaction gain of $2,350 related to the revaluation of certain transactions denominated in currencies outside of the reporting unit’s functional currency. The net foreign currency transaction gain is recorded in Other Income on the Consolidated Income Statement.
Accumulated Other Comprehensive Income—Other comprehensive income is comprised exclusively of foreign currency translation adjustments, net of tax effect.
2. ACQUISITIONS
During the three months ended June 30, 2007, the Company paid cash totaling $5,638 to satisfy certain liabilities incurred in connection with certain prior periods acquisitions. Based on certain additional information received by the Company regarding its fiscal 2007 acquisitions, $2,600 of purchase price previously attributed to goodwill was allocated to other intangible assets in the three month period ended June 30, 2007. The Company is awaiting additional information concerning certain asset and liability valuations in order to finalize the allocation of purchase price for certain of the Company’s 2007 acquisitions, and expects to receive such information no later than one year following the respective dates of the acquisitions.
3. LONG-TERM DEBT
The following is a summary of the Company’s long-term debt as of:

	June 30,	March 31,
	2007	2007
Bank credit facilities	$76,865	$94,143
Term equipment notes	45,613	48,144
Other	12,173	12,278

	134,651	154, 565
Less: current portion	(12,381)	(12,421)

	$122,270	$142,144

The Company’s primary bank credit facility (as amended, the “Credit Agreement”) provides for a $155,000 revolving credit facility, with an accordion feature that could under prescribed conditions increase the facility to $240,000, and has a maturity date of October 6, 2011. At June 30, 2007, outstanding borrowings under the Credit Agreement were $39,000 and accrued interest at a weighted average rate of 7.09%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of .625% to 1.25%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). The Company is also required to pay an annual commitment fee ranging from .15% to .25% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At June 30, 2007, the applicable LIBOR interest rate margin was .625% and the applicable commitment fee was .15%.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at June 30, 2007.
The Company also maintains an unsecured credit facility with a commercial bank (the “A&B Credit Facility”) consisting of a U.S. $35,000 maximum borrowing limit component and a separate Canadian $5,000 maximum borrowing limit component. At June 30, 2007, outstanding borrowings were U.S. $27,000, which accrued interest at a weighted average rate of 5.98%, and Canadian $4,000 ($3,776 U.S. equivalent), which accrued interest at a weighted average rate of 5.20%.
Under the terms of the A&B Credit Facility, U.S. dollar denominated borrowings accrue interest and bear an annual commitment fee at rates equal to those under the Credit Agreement. Canadian dollar denominated borrowings accrue interest at the Company’s option, at either (1) the Canadian Dollar Offer Rate (“CDOR”) plus a margin of .625% to 1.25%, or (2) an alternate base rate based upon the Canadian Prime Rate. The Company is also required to pay an annual commitment fee ranging from .15% to .25% on available but unused Canadian dollar amounts. For both the U.S. and Canadian components, the interest rate margin and the commitment fee are based upon the financial performance measures set forth in the Credit Agreement and are redetermined quarterly. An annual reduction of U.S. $4,000 on the U.S. dollar denominated commitment occurs on each anniversary date of the A&B Credit Facility until the final maturity date of January 2, 2011. There are no significant covenants or restrictions set forth in the A&B Credit Facility; however, a default by the Company under the Credit Agreement will constitute a default under the A&B Credit Facility. At June 30, 2007, the applicable CDOR interest rate margin was .625% and the applicable commitment fee was .15%. Proceeds from borrowings under the A&B Credit Facility may be used for general corporate purposes.
In addition the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. One facility expires in December 2007 while the other facility expires in October 2008. At June 30, 2007, outstanding borrowings under the Auxiliary Bank Facilities totaled $7,089 and accrued interest at a weighted average rate of 6.15%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in December 2007, such borrowings are classified as long-term debt in the accompanying consolidated balance sheet at June 30, 2007. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.
The Company’s term equipment notes consist primarily of notes payable pursuant to financing agreements between the Company and various lenders (the “Lender Notes”) and between the Company and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At June 30, 2007, outstanding borrowings under the Lender Notes totaled $34,730 and accrued interest at a weighted average rate of 5.87%. The Lender Notes provide for either fixed monthly principal payments plus interest (at fixed rates) or for fixed payments of principal and interest (at fixed rates) for defined periods of up to eight years from the date of issuance, and are secured by certain equipment of the Company. At June 30, 2007, outstanding borrowings under the Equipment Notes totaled $9,554 and accrued interest at a weighted average rate of 5.91%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by the equipment which was concurrently purchased from the manufacturer. At June 30, 2007, the remaining balance of term equipment notes totaling $1,329 primarily consists of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Credit Agreement places certain limitations on the amount of additional term note obligations the Company may incur in the future.
The Company’s remaining debt obligations consist of a mortgage note totaling $4,559, a promissory note totaling $902, industrial revenue bonds totaling $6,185 and various other debt obligations totaling $527. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.
4. SHARE — BASED COMPENSATION
The Company has a share-based compensation plan which is administered by the compensation committee of the Company’s Board of Directors. For additional information regarding this plan, refer to “Note 8. Share-Based Compensation” of the Notes to the Consolidated Financial Statements contained in the 2007 Form 10-K.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
The Company accounts for share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, and measures the cost of employee services received in exchange for an award of equity instruments, including grants of stock options and restricted stock unit awards, based on the fair value of the award at the date of grant. The fair value of stock options is determined using the Black-Scholes model. Restricted stock unit awards are valued at the closing stock price on date of grant.
For the three months ended June 30, 2007, the Company recorded $1,233 of share-based compensation expense with an after-tax impact to net income of $730, and the impact to both basic and diluted earnings per share was $.05. For the three months ended June 30, 2006, the Company recorded $1,226 of share-based compensation expense with an after-tax impact to net income of $799, and the impact to both basic and diluted earnings per share was $.06.
As of June 30, 2007, $1,353 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.3 years.
The Company did not grant any stock options during the three months ended June 30, 2007. The total intrinsic value of stock options exercised during the three months ended June 30, 2007 was $1,757. The following table summarizes stock option activity for the three months ended June 30, 2007:

		Weighted-
		Average Exercise
Stock Options	Shares	Price
Outstanding at March 31, 2007	1,534,234	$36.66
Granted	—	—
Exercised	(43,623)	30.46
Forfeited or expired	(58,249)	44.17

Outstanding at June 30, 2007 (a)	1,432,362	36.55

Exercisable at June 30, 2007 (a)	1,141,988	35.43

(a)
Stock options outstanding as of June 30, 2007 have a weighted average remaining contractual term of 4.8 years. Based on the market value of the Company’s common stock on June 30, 2007, outstanding stock options have an aggregate intrinsic value of $46,881 and exercisable stock options have an aggregate intrinsic value of $37,377.

The Company granted an award of 12,500 restricted stock unit awards during the three months ended June 30, 2007 having a fair value of $920. The following table summarizes restricted stock unit award activity for the three months ended June 30, 2007:

Restricted Stock Unit Awards	Shares
Outstanding at March 31, 2007	12,500
Granted	12,500
Exercised	—
Forfeited or expired	—

Outstanding at June 30, 2007 (a)	25,000

Exercisable at June 30, 2007 (a)	2,500

(a)	Restricted stock units outstanding as of June 30, 2007 have a weighted average remaining contractual term of 2.9 years and a total intrinsic value of $1,732.
5. INCOME TAXES
On April 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. The cumulative effect of adopting FIN 48 has been recorded as a net increase to retained earnings of $1,190.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
On April 1, 2007, the date of adoption of FIN 48, and June 30, 2007, the Company had $19,334 and $20,603 of unrecognized tax benefits. Of the unrecognized tax benefits at June 30, 2007, $11,209 if recognized, would decrease the Company’s effective income tax rate and increase net income. The impact on net income reflects the reduction of unrecognized tax benefits net of certain deferred tax assets and federal tax benefit of state income tax items.
As of April 1, 2007, the Company believes it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within 12 months by as much as $3,513, due primarily to statute expirations related to federal and state tax positions. The unrecognized tax benefits relate to certain tax deductions claimed on federal and state tax returns that are uncertain as to the ultimate outcome.
The Company’s federal income tax returns for the tax years after 2002 remain subject to examination. The various states in which the Company is subject to income tax are generally open for the tax years after 2001.
The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense related to tax uncertainties recognized for the three months ended June 30, 2007 was $291. Accrued interest and penalties of $2,633 and $2,933 related to income tax uncertainties was recognized as a component of other noncurrent liabilities at April 1, 2007 and June 30, 2007.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking information. Readers are cautioned that such information involves known and unknown risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur beyond our control, which may limit our ability to maintain or improve our operating results or financial condition or acquire additional printing businesses. When you consider our forward-looking information, you should keep in mind the Risk Factors described in this Quarterly Report on Form 10-Q and in our most recently filed Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and there can be no assurance that any or all of the assumptions underlying the forward-looking statements will prove to be accurate. The inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We expressly disclaim any duty to provide updates to these forward-looking statements, assumptions or other factors after the date of this Quarterly Report on Form 10-Q to reflect the occurrence of events or changes in circumstances or expectations.
The following discussion of the financial condition and performance of our Company should be read in conjunction with the consolidated financial statements included herein and the consolidated financial statements and related notes and other detailed information regarding our Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and other reports filed by us with the Securities and Exchange Commission. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2008 or any periods thereafter.
Overview
Our Organization
Consolidated Graphics is a leading North American provider of commercial printing services with 68 printing businesses spanning 27 states plus one Canadian province. Complementing the printing services we provide, we also offer (i) state-of-the-art fulfillment services from 12 fulfillment centers located at or near one of our printing businesses and (ii) proprietary digital technology solutions and e-commerce capabilities from two technology hubs located at our corporate headquarters and at one of our printing businesses in the Baltimore/Washington D.C. area. Generally, each facility substantially relies on locally-based customers; accordingly, we have a broad diversification of customers by industry-type and geographic orientation, totaling more than 22,000. No individual facility or any individual customer account for more than 10% of our revenues.
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
Our selling expenses generally include the compensation paid to our sales professionals, along with promotional, travel and entertainment costs. Our general and administrative expenses generally include the salary and benefits paid to support personnel at our printing businesses and our corporate staff, including stock-based compensation, as well as office rent, utilities and communications expenses, various professional services and amortization of identifiable intangible assets.
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

Results of Operations
The following table sets forth our Company’s unaudited condensed consolidated income statements and certain percentage relationships for the periods indicated:

			As a Percentage
			of Sales
	Three Months		Three Months
	Ended June 30		Ended June 30
	2007	2006	2007	2006
	(in millions)
Sales	$258.6	$238.4	100.0%	100.0%
Cost of sales	190.4	174.4	73.6	73.2

Gross profit	68.2	64.0	26.4	26.8
Selling expenses	26.4	24.4	10.2	10.2
General and administrative expenses	19.3	17.2	7.5	7.2
Other (income) expense, net	(2.3)	—	(0.9)	—

Operating income	24.8	22.4	9.6	9.4
Interest expense, net	1.9	1.4	0.7	0.6

Income before taxes	22.9	21.0	8.9	8.8
Income taxes	9.3	7.3	3.7	3.0

Net Income	$13.6	$13.7	5.2%	5.8%

Our sales and expenses during the periods shown were impacted by the acquisition of two printing businesses in fiscal 2007. In accordance with the purchase method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. Accordingly, acquisitions affect our financial results in any period compared to the prior year period by the full-period impact of prior year acquisitions (as compared to the partial period impact in the prior year) and the partial-period impact of current year acquisitions, and is referred to below as “incremental impact of acquisitions.”
Comparative Analysis of Consolidated Income Statements for the Three Months Ended June 30, 2007 and 2006
Sales in the three month period ended June 30, 2007 increased $20.2 million, or 8%, to $258.6 million from $238.4 million for the same period in the prior year. The $20.2 million revenue increase is attributable to $27.0 million from the incremental impact of acquisitions, which was partially offset by a decrease in internal sales growth primarily related to a $4.9 million decrease in election-related printing compared to the same period in the prior year. Excluding the decrease in election-related printing, internal sales were down .8% from the same period in the prior year. Compared to the prior year, national sales were up 17% in the 2007 June quarter and accounted for 10% of total sales, and sales attributable to our CGXSolutions sales channel were up 12% in the 2007 June quarter and accounted for 6% of total sales.
Gross profit in the three months ended June 30, 2007 increased $4.2 million, or 7%, to $68.2 million from $64.0 million for the same period in the prior year. This increase is primarily attributable to the increased sales levels discussed above, which were significantly impacted by the incremental impact of acquisitions.
Selling expense in the three months ended June 30, 2007 increased $2.0 million, or 9%, to $26.4 million from $24.4 million for the same period in the prior year. The increase is directly attributable to the increased sales levels noted above. As a percentage of sales, selling expenses remained constant at 10.2% in the current quarter as compared to the same period last year.
General and administrative expenses in the three months ended June 30, 2007 increased $2.1 million, or 12%, to $19.3 million from $17.2 million for the same period in the prior year. This increase is primarily attributable to the incremental impact of acquisitions (including direct expenses and $.1 million of incremental intangible asset amortization) and $.2 million related to terminated letters of intent. As a percentage of sales, general and administrative expenses increased to 7.5% in the 2007 June quarter as compared to 7.2% for the same period last year.
Other income of $2.3 million in the three months ended June 30, 2007 relates to a foreign currency transaction net gain which is primarily the result of certain transactions at our Canadian subsidiary which are denominated in U.S. dollars.
Interest expense in the three months ended June 30, 2007 increased $.5 million, or 4%, to $1.9 million from $1.4 million in the same period in the prior year, due principally to a higher level of average debt outstanding.
We provided for income taxes in the three months ended June 30, 2007 of $9.3 million, reflecting an effective tax rate of 40.8% as compared to an effective tax rate of 34.8% for the same period in the prior year. The three months ended June 30, 2006 included a 3.3% decrease in our effective tax rate due to the impact of a net reduction in legislated state income taxes on previously provided for deferred income taxes. The three months ended June 30, 2007 includes a 2.8% increase in our effective tax rate due to the effect of our adoption of the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. For additional information regarding FIN 48, refer to Note 5. Income Taxes in the footnotes to our consolidated financial statements.

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

	Three Months Ended
	June 30
	2007	2006
	(In millions)
Net cash provided by operating activities	$33.2	$22.4
Acquisitions of businesses	(5.6)	—
Capital expenditures, net of proceeds from asset dispositions	(8.7)	(9.2)
Net proceeds (payments) under bank credit facilities	(17.3)	0.6
Net payments on term equipment notes and other debt	(2.6)	(2.1)
Payments to repurchase and retire common stock	—	(7.4)
Proceeds from exercise of stock options	2.0	0.7
Additionally, our cash position, working capital and debt obligations are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto included in Item 1. Financial Statements:

	June 30,	March 31,
	2007	2007
	(In millions)
Cash and cash equivalents	$13.2	$12.0
Working capital, inclusive of cash and cash equivalents	108.6	100.2
Total debt obligations	134.7	154.6
During the three months ended June 30, 2007, net cash provided by operating activities increased by $10.8 million as compared to the same period last year. This increase was principally the result of our year-over-year net decrease in working capital, excluding cash and cash equivalents.
We believe that our cash flow provided by operations will be adequate to cover our remaining fiscal 2008 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our primary bank credit facility or the issuance of additional term equipment notes.
We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size or success of our acquisition efforts or our associated potential capital commitments. There can be no assurance that we will be able to acquire additional printing businesses on terms acceptable to us. During the three months ended June 30, 2007, the Company announced that it had signed a memorandum of understanding for the potential acquisition of The Cyril Scott Company of Lancaster, Ohio. Subsequent to June 30, 2007, we completed the acquisition of Pikes Peak Lithographing Co. of Colorado Springs, Colorado.

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
In May 2007, our Board of Directors approved a common stock share repurchase program that will expire in May 2008 providing for repurchases of our common stock not to exceed an aggregate of $100.0 million in open-market or block purchase transactions. We expect to fund any repurchases under the program through cash flow provided by operations or additional borrowings under our primary bank credit facility. The amount and timing of any purchases will depend upon a number of factors, including our liquidity and potential alternative uses of our capital resources, the price and availability of our shares, and general market conditions. There can be no assurance that we will decide to make additional repurchases of our common stock, and if so, whether we will be able to do so on terms acceptable to us. No shares of our common stock were repurchased during the three month period ended June 30, 2007.
Debt Obligations
Our primary bank credit facility (as amended, the “Credit Agreement”) provides for a $155.0 million revolving credit facility, with an accordion feature that could under prescribed conditions increase the facility to $240.0 million, and has a maturity date of October 6, 2011. At June 30, 2007, outstanding borrowings under the Credit Agreement were $39.0 million and accrued interest at a weighted average rate of 7.09%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of .625% to 1.25%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). We are also required to pay an annual commitment fee ranging from .15% to .25% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At June 30, 2007, the applicable LIBOR interest rate margin was .625% and the applicable commitment fee was .15%.
We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at June 30, 2007. In the event that we are unable to remain in compliance with these covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be re-classified as a current liability. In the event that we were to be unable to obtain a waiver, re-negotiate or re-finance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would be the result. Based on our view of current market and business conditions and our expectations regarding our future operating results and cash flows, we believe that we will be able to remain in compliance with these covenants and financial tests in the foreseeable future.
We also maintain an unsecured credit facility with a commercial bank (the “A&B Credit Facility”) consisting of a U.S. $35.0 million maximum borrowing limit component and a separate Canadian $5.0 million maximum borrowing limit component. At June 30, 2007, outstanding borrowings under the A&B Credit Facility were U.S. $27.0 million, which accrued interest at a weighted average rate of 5.98%, and Canadian $4.0 million ($3.8 million U.S. equivalent), which accrued interest at a weighted average rate of 5.20%.
Under the terms of the A&B Credit Facility, U.S. dollar denominated borrowings accrue interest and bear an annual commitment fee at rates equal to those under the Credit Agreement. Canadian dollar denominated borrowings accrue interest at our option, at either (1) the Canadian Dollar Offer Rate (“CDOR”) plus a margin of .625% to 1.25%, or (2) an alternate base rate based upon the Canadian Prime Rate. We are also required to pay an annual commitment fee ranging from .15% to .25% on available but unused Canadian dollar amounts. For both the U.S. and Canadian components, the interest rate margin and the commitment fee are based upon the financial performance measures set forth in the Credit Agreement and are redetermined quarterly. An annual reduction of U.S. $4.0 million on the U.S. dollar denominated commitment occurs on each anniversary date of the A&B Credit Facility until the final maturity date of January 2, 2011. There are no significant covenants or restrictions set forth in the A&B Credit Facility; however, a default by us under the Credit Agreement constitutes a default under the A&B Credit Facility. At June 30, 2007, the applicable CDOR interest rate margin was .625% and the applicable commitment fee was .15%.

In addition, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million. One facility expires in October 2008 while the other facility expires in December 2007. At June 30, 2007, outstanding borrowings under the Auxiliary Bank Facilities totaled $7.1 million and accrued interest at a weighted average rate of 6.15%. Because we currently have the ability and intent to refinance the borrowings outstanding under the Auxiliary Bank Facility expiring in December 2007, such borrowings are classified as long-term debt in our consolidated balance sheet at June 30, 2007. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.
Our term equipment notes consist primarily of notes payable pursuant to financing agreements between us and various lenders (the “Lender Notes”) and between us and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At June 30, 2007, outstanding borrowings under the Lender Notes totaled $34.7 million and accrued interest at a weighted average rate of 5.87%. The Lender Notes provide for either fixed monthly principal payments plus interest (at fixed rates) or for fixed payments of principal and interest (at fixed rates) for defined periods of up to eight years from the date of issuance, and are secured by certain equipment of the Company. At June 30, 2007, outstanding borrowings under the Equipment Notes totaled $9.6 million and accrued interest at a weighted average rate of 5.91%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by equipment which was concurrently purchased from the manufacturer. At June 30, 2007, the remaining balance of term equipment notes totaling $1.3 million primarily consists of various secured debt obligations assumed by us in connection with certain prior year acquisitions. We are not subject to any significant financial covenants in connection with any of the term equipment notes. The Credit Agreement places certain limitations on the amount of additional term note obligations we may incur in the future; however, we do not anticipate that these limitations will restrict our ability to make any of our planned 2008 capital expenditures.
Our other debt obligations consist of a mortgage note of $4.6 million, a promissory note totaling $.9 million, industrial revenue bonds totaling $6.2 million and various other debt obligations totaling $.5 million. We do not have any significant financial covenants or restrictions associated with these other debt obligations.
Contractual Obligations and Other Commitments
Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $56.7 million as of June 30, 2007.
Letters of credit — In connection with our assumption of obligations under outstanding industrial revenue bonds, which are reflected as debt in the accompanying consolidated financial statements, and our assumption of certain contingent liabilities related to certain of our acquisitions, we had letters of credit outstanding as of June 30, 2007 totaling $8.1 million. In addition, we had one other letter of credit totaling $.1 million outstanding as of June 30, 2007. All of these letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in October 2011, and we will be required to obtain replacement letters of credit at that time, as needed.
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

Receivables, net of valuation allowance — Accounts receivable at June 30, 2007 were $175.0 million, net of a $3.1 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by contraction in the economy or other factors beyond our control. Changes in our estimates of collectibility could have a material adverse effect on our consolidated financial condition or results of operations.
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
Accounting for income taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Additionally, we account for uncertain tax positions in accordance with FIN 48. For additional information regarding FIN 48, refer to Note 5. Income Taxes in the footnotes to our consolidated financial statements.
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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. However, we are exposed to market risk for changes in interest rates related primarily to our debt obligations, which as of June 30, 2007 include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of June 30, 2007, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
We have operations in Canada, and thus are also exposed to market risk for changes in foreign currency exchange rates relative to the Canadian dollar. The effects of foreign currency exchange rates on our future results could also be impacted by changes in sales levels or local currency prices.
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”), in his capacity as principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s CEO, in his capacity as principal executive officer and principal financial officer, has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
ITEM 1A. Risk Factors
There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 in response to Item 1A to Part I of Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In May 2007, the Board of Directors approved a new common stock share repurchase program that will expire in May 2008 providing for repurchases of our common stock not to exceed $100.0 million in the aggregate in open-market or block purchase transactions. No repurchases of common stock were made in the period covered by this report.
ITEM 3. Defaults upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.
ITEM 6. Exhibits

*3.1	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998), Exhibit 3.1).
*3.3	Second Amended and Restated By-Laws of the Company adopted as of June 30, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).
*4.1	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*4.2	Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc. Form 8-K (December 15, 1999), Exhibit 4.1).
*4.3	Amendment to Rights Agreement dated as of July 10, 2006 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (July 13, 2006), Exhibits 2 and 3).
*10.1	Form of Restricted Stock Unit Agreement (Consolidated Graphics, Inc. Form 8-K (June 14, 2007), Exhibit 10.1) +
31.1	Certification of Joe R. Davis, principal executive officer and principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer and principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference

+	Compensatory plan or arrangement under which executive officers or directors of the Company may participate

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.
Dated: August 1, 2007	By:	/s/ Joe R. Davis
Joe R. Davis
Chief Executive Officer and Principal Financial Officer

Exhibit Index

*3.1	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998), Exhibit 3.1).
*3.3	Second Amended and Restated By-Laws of the Company adopted as of June 30, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).
*4.1	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*4.2	Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc. Form 8-K (December 15, 1999), Exhibit 4.1).
*4.3	Amendment to Rights Agreement dated as of July 10, 2006 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (July 13, 2006), Exhibits 2 and 3).
*10.1	Form of Restricted Stock Unit Agreement (Consolidated Graphics, Inc. Form 8-K (June 14, 2007), Exhibit 10.1) +
31.1	Certification of Joe R. Davis, principal executive officer and principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer and principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference

+	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.