Form 10-Q
period 2007-09-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2007-10-31
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐      No ☑
The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at October 15, 2007 was 12,089,205.

CONSOLIDATED GRAPHICS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,149	$12,043
Accounts receivable, net	189,076	185,722
Inventories	53,962	46,951
Prepaid expenses	6,886	7,532
Deferred income taxes	9,406	8,479

Total current assets	270,479	260,727
PROPERTY AND EQUIPMENT, net	362,560	354,156
GOODWILL AND OTHER INTANGIBLE ASSETS, net	98,149	101,768
OTHER ASSETS	7,387	7,318

	$738,575	$723,969

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$16,179	$12,421
Accounts payable	63,193	58,519
Accrued liabilities	66,724	89,496
Income taxes payable	9	138

Total current liabilities	146,105	160,574
LONG-TERM DEBT, net of current portion	228,713	142,144
OTHER LIABILITIES	21,511	—
DEFERRED INCOME TAXES	46,050	55,715
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 12,086,124 and 13,693,698 issued and outstanding	121	137
Additional paid-in capital	166,208	185,098
Retained earnings	130,876	180,113
Accumulated other comprehensive income	(1,009)	188

Total shareholders’ equity	296,196	365,536

	$738,575	$723,969

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2007	2006	2007	2006
SALES	$259,666	$234,236	$518,312	$472,661
COST OF SALES	193,402	171,780	383,871	346,200

Gross profit	66,264	62,456	134,441	126,461
SELLING EXPENSES	25,231	23,543	51,665	47,900
GENERAL AND ADMINISTRATIVE EXPENSES	19,084	15,013	38,396	32,228
OTHER (INCOME) EXPENSE, net	(1,230)	—	(3,580)	—

Operating income	23,179	23,900	47,960	46,333
INTEREST EXPENSE, net	2,449	1,783	4,343	3,168

Income before taxes	20,730	22,117	43,617	43,165
INCOME TAXES	7,444	8,427	16,774	15,745

Net income	$13,286	$13,690	$26,843	$27,420

BASIC EARNINGS PER SHARE	$1.01	$1.01	$2.00	$2.01
DILUTED EARNINGS PER SHARE	$.98	$.98	$1.94	$1.96

SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	13,110	13,513	13,413	13,609
Diluted	13,502	13,966	13,826	13,984
See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited, except March 31, 2007 balances)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

BALANCE, March 31, 2007	13,694	$137	$185,098	$180,113	$188	$365,536
Exercise of stock options, including tax benefit	53	1	2,367	—	—	2,368
Compensation expense	—	—	1,520	—	—	1,520
Currency translation adjustment	—	—	—	—	(1,197)	(1,197)
Repurchase and retire common stock	(1,661)	(17)	(22,777)	(77,269)	—	(100,063)
Adoption of FIN 48 cumulative effect adjustment	—	—	—	1,189	—	1,189
Net income	—	—	—	26,843	—	26,843

BALANCE, September 30, 2007	12,086	$121	$166,208	$130,876	$(1,009)	$296,196

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30
	2007	2006

OPERATING ACTIVITIES
Net income	$26,843	$27,420
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	26,011	21,329
Deferred income tax provision	(657)	(1,343)
Share-based compensation expense	1,520	1,737
Non-cash currency gain	(4,447)	—
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	(1,845)	(13,895)
Inventories	(6,697)	(11,586)
Prepaid expenses	672	(3,157)
Other assets	(52)	(133)
Accounts payable, accrued liabilities and other	476	(211)
Income taxes payable	(129)	(3,328)

Net cash provided by operating activities	41,695	16,833

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(6,256)	(4,757)
Purchases of property and equipment	(15,818)	(18,408)
Proceeds from asset dispositions	1,458	1,781

Net cash used in investing activities	(20,616)	(21,384)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	123,175	76,477
Payments on bank credit facilities	(53,567)	(52,779)
Proceeds from issuance of term equipment notes	12,373	—
Payments on term equipment notes and other debt	(6,556)	(4,512)
Payments to repurchase and retire common stock	(100,063)	(22,099)
Proceeds from exercise of stock options	2,367	10,701

Net cash provided by (used in) financing activities	(22,271)	7,788

Effect of exchange rate changes on cash	298	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(894)	3,237
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,043	4,993

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,149	$8,230

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the six months ended September 30, 2007 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2007 has been derived from the Company’s most recent annual audited consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the SEC in May 2007 (“2007 Form 10-K”).
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
Inventories—Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. The carrying values of inventories are set forth below:

	September 30,	March 31,
	2007	2007

Raw materials	$18,121	$15,608
Work in progress	30,218	26,659
Finished goods	5,623	4,684

	$53,962	$46,951

Goodwill and Other Intangible Assets, net—Goodwill totaled $80,936 at September 30, 2007 and represents the excess of the Company’s purchase cost over the fair value of the net assets of acquired businesses, net of previously recorded amortization and impairment expense. For the six months ended September 30, 2007, the Company recorded a goodwill adjustment totaling $2,611 related to the tax effect of prior year adjustments previously recorded as deferred income tax liabilities. The net book value of other intangible assets at September 30, 2007 was $17,213. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and are generally amortized on a straight-line basis over periods of up to ten years. Amortization expense totaled $1,154 and $746 for the six months ended September 30, 2007 and 2006.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
Supplemental Cash Flow Information—The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. Certain of the Company’s capital expenditures are considered to be non-cash transactions, including for the six-months ended September 30, 2007, $14,818, which was financed using term notes (See Note 3. Long-Term Debt). In addition, other non-cash transactions include $252 related to termination of a capital lease. For the six months ended September 30, 2007, the Company paid cash for interest and income taxes, net of refunds, totaling $4,192 and $13,802. For the six months ended September 30, 2006, the Company paid cash for interest and income taxes, net of refunds, totaling $3,038 and $20,317.
Foreign Currency—Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at the quarter-end exchange rates. Income and expense items are translated at the average monthly exchange rate. The effects of translation are included as a component of accumulated other comprehensive income in shareholders’ equity. For the six months ended September 30, 2007, the Company recorded a net foreign currency transaction gain of $3,580 related to the revaluation of certain transactions denominated in currencies outside of the reporting unit’s functional currency. The net foreign currency transaction gain is recorded in Other Income on the Consolidated Income Statement.
Accumulated Other Comprehensive Income—Other comprehensive income is comprised exclusively of foreign currency translation adjustments, net of tax effect.
2. ACQUISITIONS
During the six months ended September 30, 2007, the Company paid cash totaling $537 to acquire the operations and assets of one printing business. The preliminary allocation of the purchase price of the business acquired includes current assets of $399 and property and equipment of $541 less accrued liabilities of $403. Additionally, the Company paid cash totaling $5,719 to satisfy certain liabilities incurred in connection with certain prior periods acquisitions. Based on certain additional information received by the Company regarding its fiscal 2007 acquisitions, $2,600 of purchase price previously attributed to goodwill was allocated to other intangible assets in the six month period ended September 30, 2007. The Company is awaiting additional information concerning certain asset and liability valuations in order to finalize the allocation of purchase price for certain of the Company’s 2007 acquisitions, and expects to receive such information no later than one year following the respective dates of the acquisitions.
3. LONG-TERM DEBT
The following is a summary of the Company’s long-term debt as of:

	September 30,	March 31,
	2007	2007
Bank credit facilities	$164,082	$94,143
Term equipment notes	69,076	48,144
Other	11,734	12,278

	244,892	154, 565
Less: current portion	(16,179)	(12,421)

	$228,713	$142,144

The Company’s primary bank credit facility (as amended, the “Credit Agreement”) provides for a $155,000 revolving credit facility, with an accordion feature that could under prescribed conditions increase the facility to $240,000, and has a maturity date of October 6, 2011. At September 30, 2007, outstanding borrowings under the Credit Agreement were $125,000 and accrued interest at a weighted average rate of 6.64%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of .625% to 1.25%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). The Company is also required to pay an annual commitment fee ranging from .15% to .25% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At September 30, 2007, the applicable LIBOR interest rate margin was .625% and the applicable commitment fee was .15%.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at September 30, 2007.
The Company also maintains an unsecured credit facility with a commercial bank (the “A&B Credit Facility”) consisting of a U.S. $35,000 maximum borrowing limit component and a separate Canadian $5,000 maximum borrowing limit component. At September 30, 2007, outstanding borrowings were U.S. $26,000, which accrued interest at a weighted average rate of 6.00%, and Canadian $4,000 ($4,029 U.S. equivalent), which accrued interest at a weighted average rate of 5.68%.
Under the terms of the A&B Credit Facility, U.S. dollar denominated borrowings accrue interest and bear an annual commitment fee at rates equal to those under the Credit Agreement. Canadian dollar denominated borrowings accrue interest at the Company’s option, at either (1) the Canadian Dollar Offer Rate (“CDOR”) plus a margin of .625% to 1.25%, or (2) an alternate base rate based upon the Canadian Prime Rate. The Company is also required to pay an annual commitment fee ranging from .15% to .25% on available but unused Canadian dollar amounts. For both the U.S. and Canadian components, the interest rate margin and the commitment fee are based upon the financial performance measures set forth in the Credit Agreement and are redetermined quarterly. An annual reduction of U.S. $4,000 on the U.S. dollar denominated commitment occurs on each anniversary date of the A&B Credit Facility until the final maturity date of January 2, 2011. There are no significant covenants or restrictions set forth in the A&B Credit Facility; however, a default by the Company under the Credit Agreement will constitute a default under the A&B Credit Facility. At September 30, 2007, the applicable CDOR interest rate margin was .625% and the applicable commitment fee was .15%. Proceeds from borrowings under the A&B Credit Facility may be used for general corporate purposes.
In addition the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. One facility expires in December 2007 while the other facility expires in October 2008. At September 30, 2007, outstanding borrowings under the Auxiliary Bank Facilities totaled $9,053 and accrued interest at a weighted average rate of 5.84%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in December 2007, such borrowings are classified as long-term debt in the accompanying consolidated balance sheet at September 30, 2007. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.
The Company’s term equipment notes consist primarily of notes payable pursuant to financing agreements between the Company and various lenders (the “Lender Notes”) and between the Company and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At September 30, 2007, outstanding borrowings under the Lender Notes totaled $59,055 and accrued interest at a weighted average rate of 6.19%. The Lender Notes provide for either fixed monthly principal payments plus interest (at fixed rates) or for fixed payments of principal and interest (at fixed rates) for defined periods of up to eight years from the date of issuance, and are secured by certain equipment of the Company. At September 30, 2007, outstanding borrowings under the Equipment Notes totaled $9,093 and accrued interest at a weighted average rate of 5.91%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by the equipment which was concurrently purchased from the manufacturer. At September 30, 2007, the remaining balance of term equipment notes totaling $928 primarily consisted of various secured debt obligations assumed by the Company in connection with certain prior year acquisitions. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Credit Agreement places certain limitations on the amount of additional term note obligations the Company may incur in the future.
The Company’s remaining debt obligations consist of a mortgage note totaling $4,510, a promissory note totaling $905, industrial revenue bonds totaling $5,850 and various other debt obligations totaling $469. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
4. SHARE-BASED COMPENSATION
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
For the six months ended September 30, 2007, the Company recorded $1,520 of share-based compensation expense with an after-tax impact to net income of $935, and the impact to both basic and diluted earnings per share was $.07. For the six months ended September 30, 2006, the Company recorded $1,737 of share-based compensation expense with an after-tax impact to net income of $1,135, and the impact to both basic and diluted earnings per share was $.08.
As of September 30, 2007, $1,303 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.5 years.
The Company granted 10,612 stock options during the six months ended September 30, 2007. The total intrinsic value of stock options exercised during the six months ended September 30, 2007 was $2,171. The following table summarizes stock option activity for the six months ended September 30, 2007:

		Weighted-
		Average Exercise
Stock Options	Shares	Price
Outstanding at March 31, 2007	1,534,234	$36.66
Granted	10,612	65.91
Exercised	(52,892)	29.48
Forfeited or expired	(60,191)	44.75

Outstanding at September 30, 2007 (a)	1,431,763	36.82

Exercisable at September 30, 2007 (a)	1,201,785	35.54

(a)	Stock options outstanding as of September 30, 2007 have a weighted average remaining contractual term of 4.6 years. Based on the market value of the Company’s common stock on September 30, 2007, outstanding stock options have an aggregate intrinsic value of $37,183 and exercisable stock options have an aggregate intrinsic value of $32,749.
The Company granted an award of 12,500 restricted stock unit awards during the six months ended September 30, 2007 having a fair value of $920. The following table summarizes restricted stock unit award activity for the six months ended September 30, 2007:

Restricted Stock Unit Awards	Shares
Outstanding at March 31, 2007	12,500
Granted	12,500
Exercised	—
Forfeited or expired	—

Outstanding at September 30, 2007 (a)	25,000

Exercisable at September 30, 2007 (a)	2,500

(a)	Restricted stock units outstanding as of September 30, 2007 have a weighted average remaining contractual term of 2.7 years and a total intrinsic value of $1,570.

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
On April 1, 2007, the date of adoption of FIN 48, and September 30, 2007, the Company had $19,334 and $21,511 of unrecognized tax benefits. Of the unrecognized tax benefits at September 30, 2007, $11,601 if recognized, would decrease the Company’s effective income tax rate and increase net income. The impact on net income reflects the reduction of unrecognized tax benefits net of certain deferred tax assets and federal tax benefit of state income tax items.
As of September 30, 2007, the Company believes it is reasonably possible that the unrecognized tax benefits may decrease within 12 months by as much as $5,800, due primarily to statute of limitations expirations related to federal and state tax positions. The unrecognized tax benefits relate to certain tax deductions claimed on federal and state tax returns that are uncertain as to the ultimate outcome.
The Company’s federal income tax returns for the tax years after 2002 remain subject to examination. The various states in which the Company is subject to income tax are generally open for the tax years after 2001.
The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense related to tax uncertainties recognized for the three and six months ended September 30, 2007 was $376 and $667. Accrued interest and penalties of $2,633 and $3,310 related to income tax uncertainties were recognized as a component of other noncurrent liabilities at April 1, 2007 and September 30, 2007.

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
The following discussion of the financial condition and performance of our Company should be read in conjunction with the consolidated financial statements included herein and the consolidated financial statements and related notes and other detailed information regarding our Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and other reports filed by us with the Securities and Exchange Commission. Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2008 or any periods thereafter.
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
Our sales are derived from providing commercial printing and print-related services. These services consist of (i) traditional print services, including electronic prepress, digital and offset printing, finishing, storage and delivery of high-quality materials which are custom manufactured to our customers’ design specifications; (ii) fulfillment and mailing services for such printed materials; and (iii) digital technology solutions and e-commerce capabilities that enable our customers to more efficiently procure and manage printed material and/or design, procure, distribute, track and analyze results of printing-based marketing programs and activities. Examples of the types of documents we print for our customers include high-quality, multi-color marketing materials, product and capability brochures, point-of-purchase displays, direct mail pieces, shareholder communications, catalogs and training manuals.

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

Results of Operations
The following table sets forth our Company’s unaudited condensed consolidated income statements and certain percentage relationships for the periods indicated:

	Three Months		Six Months
	Ended September 30		Ended September 30
	2007	2006	2007	2006
	(In millions)		(In millions)
Sales	$259.7	$234.2	$518.3	$472.7
Cost of sales	193.4	171.8	383.9	346.2

Gross profit	66.3	62.4	134.4	126.5
Selling expenses	25.2	23.5	51.7	47.9
General and administrative expenses	19.1	15.0	38.4	32.2
Other (income) expense, net	(1.2)	—	(3.6)	—

Operating income	23.2	23.9	47.9	46.4
Interest expense, net	2.5	1.8	4.3	3.2

Income before taxes	20.7	22.1	43.6	43.2
Income taxes	7.4	8.4	16.8	15.8

Net Income	$13.3	$13.7	$26.8	$27.4

The following table sets forth the components of income expressed as a percentage of sales for the periods indicated:

	As a Percentage		As a Percentage
	of Sales		of Sales
	Three Months		Six Months
	Ended September 30		Ended September 30
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.5	73.3	74.1	73.2

Gross profit	25.5	26.7	25.9	26.8
Selling expenses	9.7	10.1	10.0	10.1
General and administrative expenses	7.4	6.4	7.4	6.9
Other (income) expense, net	(0.5)	—	(0.7)	—

Operating income	8.9	10.2	9.2	9.8
Interest expense, net	0.9	0.8	0.8	0.7

Income before taxes	8.0	9.4	8.4	9.1
Income taxes	2.9	3.6	3.2	3.3

Net Income	5.1%	5.8%	5.2%	5.8%

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
Comparative Analysis of Consolidated Income Statements for the Three Months Ended September 30, 2007 and 2006
Sales in the three month period ended September 30, 2007 increased $25.5 million, or 11%, to $259.7 million from $234.2 million for the same period in the prior year. The $25.5 million revenue increase is attributable to $32.0 million from the incremental impact of acquisitions, which was partially offset by a decrease in internal sales growth related to a $2.0 million decrease in election-related printing compared to the same period in the prior year. Excluding the decrease in election-related printing, internal sales were down 2% from the same period in the prior year. Compared to the prior year, our CGXSolutions and national sales were up 22% in the 2007 September quarter and accounted for 16% of total sales.
Gross profit in the three months ended September 30, 2007 increased $3.9 million, or 6%, to $66.3 million from $62.4 million for the same period in the prior year. This increase is primarily attributable to the increased sales levels discussed above, which were significantly impacted by the incremental impact of acquisitions.
Selling expense in the three months ended September 30, 2007 increased $1.7 million, or 7%, to $25.2 million from $23.5 million for the same period in the prior year. The increase is directly attributable to the increased sales levels noted above. As a percentage of sales, selling expenses decreased to 9.7% in the current quarter as compared to the same period last year.

General and administrative expenses in the three months ended September 30, 2007 increased $4.1 million, or 27%, to $19.1 million from $15.0 million for the same period in the prior year. This increase is partially attributable to the incremental impact of acquisitions (including direct expenses and $.3 million of incremental intangible asset amortization), and in the quarter a year ago, certain one-time sales and use tax credits, totaling $.6 million. We also incurred legal fees and other administrative costs totaling approximately $.4 million during the three months ended September 30, 2007 related to our on-going labor negotiations at five of our printing businesses. As a percentage of sales, general and administrative expenses increased to 7.4% in the 2007 September quarter as compared to 6.4% for the same period last year.
Other income of $1.2 million in the three months ended September 30, 2007 relates to a foreign currency transaction net gain which is primarily the result of certain transactions at our Canadian subsidiary which are denominated in U.S. dollars.
Interest expense in the three months ended September 30, 2007 increased $.7 million, or 37%, to $2.5 million from $1.8 million in the same period in the prior year, due principally to a higher level of average debt outstanding relating to our 2007 acquisitions and our common stock repurchases during the quarter under our recently completed stock repurchase program.
We provided for income taxes in the three months ended September 30, 2007 of $7.4 million, reflecting an effective tax rate of 35.9% as compared to an effective tax rate of 38.1% for the same period in the prior year. The three months ended September 30, 2007 includes a decrease due to lower effective foreign tax rates and an increased production deduction, offset by an increase due to the effect of our adoption of the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. For additional information regarding FIN 48, refer to Note 5. Income Taxes in the footnotes to our consolidated financial statements.
Comparative Analysis of Consolidated Income Statements for the Six Months Ended September 30, 2007 and 2006
Sales in the six month period ended September 30, 2007 increased $45.6 million, or 10%, to $518.3 million from $472.7 million for the same period in the prior year. The $45.6 million revenue increase is attributable to $59.0 million from the incremental impact of acquisitions, which was partially offset by a decrease in internal sales growth related to a $7.0 million decrease in election-related printing compared to the same period in the prior year. Excluding the decrease in election-related printing, internal sales were down 1% from the same period in the prior year. Compared to the same period in the prior year, CGXSolutions and national sales were up 18% for the six months ended September 30, 2007 and accounted for 16% of total sales.
Gross profit in the six months ended September 30, 2007 increased $7.9 million, or 6%, to $134.4 million from $126.5 million for the same period in the prior year. This increase is primarily attributable to the increased sales levels discussed above, which were significantly impacted by the incremental impact of acquisitions.
Selling expense in the six months ended September 30, 2007 increased $3.8 million, or 8%, to $51.7 million from $47.9 million for the same period in the prior year. The increase is directly attributable to the increased sales levels noted above. As a percentage of sales, selling expenses decreased slightly to 10.0% in the six months ended September 30, 2007 as compared to 10.1% in the same period last year.
General and administrative expenses in the six months ended September 30, 2007 increased $6.2 million, or 19%, to $38.4 million from $32.2 million for the same period in the prior year. This increase is partially attributable to the incremental impact of acquisitions (including direct expenses and $.5 million of incremental intangible asset amortization) and in the same period in the prior year, certain one-time sales and use tax credits, totaling $.6 million. We also incurred legal fees and other administrative costs during the six months ended September 30, 2007 totaling approximately $.5 million related to our on-going labor negotiations at five of our printing businesses. As a percentage of sales, general and administrative expenses increased to 7.4% in the six months ended September 30, 2007 as compared to 6.9% for the same period last year.
Other income of $3.6 million in the six months ended September 30, 2007 relates to a foreign currency transaction net gain which is primarily the result of certain transactions at our Canadian subsidiary which are denominated in U.S. dollars.

Interest expense in the six months ended September 30, 2007 increased $1.1 million, or 37%, to $4.3 million from $3.2 million in the same period in the prior year, due principally to a higher level of average debt outstanding relating to our 2007 acquisitions and our common stock repurchases during the six months ended September 30, 2007 under our recently completed stock repurchase program.
We provided for income taxes in the six months ended September 30, 2007 of $16.8 million, reflecting an effective tax rate of 38.5% as compared to an effective tax rate of 36.5% for the same period in the prior year. The six months ended September 30, 2006 included a 3.3% decrease in our effective tax rate due to the impact of a net reduction in legislated state income taxes on previously provided for deferred income taxes. The six months ended September 30, 2007 includes a 2.1% increase in our effective tax rate due to the effect of our adoption of the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, offset by a decrease due to lower effective foreign tax rates and an increased production deduction. For additional information regarding FIN 48, refer to Note 5. Income Taxes in the footnotes to our consolidated financial statements.
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

	Six Months Ended
	September 30
	2007	2006
	(In millions)
Net cash provided by operating activities	$41.7	$16.8
Acquisitions of businesses	(6.3)	(4.8)
Capital expenditures, net of proceeds from asset dispositions	(14.4)	(16.6)
Net proceeds under bank credit facilities	69.6	23.7
Net proceeds (payments) on term equipment notes and other debt	5.8	(4.5)
Payments to repurchase and retire common stock	(100.1)	(22.1)
Proceeds from exercise of stock options	2.4	10.7
Additionally, our cash position, working capital and debt obligations are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto included in Item 1. Financial Statements:

	September 30,	March 31,
	2007	2007
	(In millions)
Cash and cash equivalents	$11.1	$12.0
Working capital, inclusive of cash and cash equivalents	124.4	100.2
Total debt obligations	244.9	154.6
During the six months ended September 30, 2007, net cash provided by operating activities increased by $24.9 million over the same period last year. This increase was principally the result of our year-over-year net decrease in working capital, excluding cash and cash equivalents.
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
We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size or success of our acquisition efforts or our associated potential capital commitments. There can be no assurance that we will be able to acquire additional printing businesses on terms acceptable to us. During the six months ended September 30, 2007, the Company signed a letter of intent for the potential acquisition of the business of The Cyril Scott Company of Lancaster, Ohio.

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
In May 2007, our Board of Directors approved a common stock share repurchase program providing for repurchases of our common stock not to exceed an aggregate of $100.0 million in open-market or block purchase transactions. During the six month period ended September 30, 2007, we repurchased 1,660,466 shares of our common stock at a total cost of approximately $100.0 million. On October 29, 2007, our Board of Directors approved a new common stock share repurchase program that will expire in October 2008 providing for repurchases of our common stock not to exceed an aggregate of $50.0 million in open-market or block purchase transactions. The amount and timing of any purchases will depend upon a number of factors, including our liquidity and potential alternative uses of our capital resources, the price and availability of our shares, and general market conditions. There can be no assurance that we will decide to make additional repurchases of our common stock, and if so, whether we will be able to do so on terms acceptable to us.
Debt Obligations
Our primary bank credit facility (as amended, the “Credit Agreement”) provides for a $155.0 million revolving credit facility, with an accordion feature that could under prescribed conditions increase the facility to $240.0 million, and has a maturity date of October 6, 2011. At September 30, 2007, outstanding borrowings under the Credit Agreement were $125.0 million and accrued interest at a weighted average rate of 6.64%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of .625% to 1.25%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). We are also required to pay an annual commitment fee ranging from .15% to .25% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At September 30, 2007, the applicable LIBOR interest rate margin was .625% and the applicable commitment fee was .15%.
We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at September 30, 2007. In the event that we are unable to remain in compliance with these covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be re-classified as a current liability. In the event that we were to be unable to obtain a waiver, re-negotiate or re-finance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would be the result. Based on our view of current market and business conditions and our expectations regarding our future operating results and cash flows, we believe that we will be able to remain in compliance with these covenants and financial tests in the foreseeable future.
We also maintain an unsecured credit facility with a commercial bank (the “A&B Credit Facility”) consisting of a U.S. $35.0 million maximum borrowing limit component and a separate Canadian $5.0 million maximum borrowing limit component. At September 30, 2007, outstanding borrowings under the A&B Credit Facility were U.S. $26.0 million, which accrued interest at a weighted average rate of 6.00%, and Canadian $4.0 million ($4.0 million U.S. equivalent), which accrued interest at a weighted average rate of 5.68%.
Under the terms of the A&B Credit Facility, U.S. dollar denominated borrowings accrue interest and bear an annual commitment fee at rates equal to those under the Credit Agreement. Canadian dollar denominated borrowings accrue interest at our option, at either (1) the Canadian Dollar Offer Rate (“CDOR”) plus a margin of .625% to 1.25%, or (2) an alternate base rate based upon the Canadian Prime Rate. We are also required to pay an annual commitment fee ranging from .15% to .25% on available but unused Canadian dollar amounts. For both the U.S. and Canadian components, the interest rate margin and the commitment fee are based upon the financial performance measures set forth in the Credit Agreement and are redetermined quarterly. An annual reduction of U.S. $4.0 million on the U.S. dollar denominated commitment occurs on each anniversary date of the A&B Credit Facility until the final maturity date of January 2, 2011. There are no significant covenants or restrictions set forth in the A&B Credit Facility; however, a default by us under the Credit Agreement constitutes a default under the A&B Credit Facility. At September 30, 2007, the applicable CDOR interest rate margin was .625% and the applicable commitment fee was .15%.

In addition, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million. One facility expires in October 2008 while the other facility expires in December 2007. At September 30, 2007, outstanding borrowings under the Auxiliary Bank Facilities totaled $9.1 million and accrued interest at a weighted average rate of 5.84%. Because we currently have the ability and intent to refinance the borrowings outstanding under the Auxiliary Bank Facility expiring in December 2007, such borrowings are classified as long-term debt in our consolidated balance sheet at September 30, 2007. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.
Our term equipment notes consist primarily of notes payable pursuant to financing agreements between us and various lenders (the “Lender Notes”) and between us and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At September 30, 2007, outstanding borrowings under the Lender Notes totaled $59.1 million and accrued interest at a weighted average rate of 6.19%. The Lender Notes provide for either fixed monthly principal payments plus interest (at fixed rates) or for fixed payments of principal and interest (at fixed rates) for defined periods of up to eight years from the date of issuance, and are secured by certain equipment of the Company. At September 30, 2007, outstanding borrowings under the Equipment Notes totaled $9.1 million and accrued interest at a weighted average rate of 5.91%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by equipment which was concurrently purchased from the manufacturer. At September 30, 2007, the remaining balance of term equipment notes totaling $.9 million primarily consists of various secured debt obligations assumed by us in connection with certain prior year acquisitions. We are not subject to any significant financial covenants in connection with any of the term equipment notes. The Credit Agreement places certain limitations on the amount of additional term note obligations we may incur in the future; however, we do not anticipate that these limitations will restrict our ability to make any of our planned 2008 capital expenditures.
Our other debt obligations consist of a mortgage note of $4.5 million, a promissory note totaling $.9 million, industrial revenue bonds totaling $5.9 million and various other debt obligations totaling $.4 million. We do not have any significant financial covenants or restrictions associated with these other debt obligations.
Contractual Obligations and Other Commitments
Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $55.2 million as of September 30, 2007.
Letters of credit — In connection with our assumption of obligations under outstanding industrial revenue bonds, which are reflected as debt in the accompanying consolidated financial statements, and our assumption of certain contingent liabilities related to certain of our acquisitions, we had letters of credit outstanding as of September 30, 2007 totaling $7.9 million. In addition, we had one other letter of credit totaling $.1 million outstanding as of September 30, 2007. All of these letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in October 2011, and we will be required to obtain replacement letters of credit at that time, as needed.
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

Receivables, net of valuation allowance — Accounts receivable at September 30, 2007 were $189.1 million, net of a $2.9 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by contraction in the economy or other factors beyond our control. Changes in our estimates of collectibility could have a material adverse effect on our consolidated financial condition or results of operations.
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
ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. However, we are exposed to market risk for changes in interest rates related primarily to our debt obligations, which as of September 30, 2007 include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of September 30, 2007, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In May 2007, the Board of Directors approved a common stock share repurchase program providing for repurchases of our common stock not to exceed $100.0 million in the aggregate in open-market or block purchase transactions. Such repurchase program was completed in September 2007. The following are details of repurchases under this program for the period covered by this report:

			Total Number	Maximum
			of Shares	Dollar Value of
			Repurchased	Shares that May
			as Part of	Yet Be
	Total Number of	Average	Publicly	Repurchased
	Shares	Price Paid	Announced	Under the
Period	Repurchased (a)	per Share	Plans	Announced Plans

Repurchases from July 1, 2007 through July 31, 2007	—	$—	—	$100,000,000

Repurchases from August 1, 2007 through August 31, 2007	1,065,700	58.16	1,065,700	$38,014,343

Repurchases from September 1, 2007 through September 30, 2007	594,766	$64.02	594,766	—

Total	1,660,466	$60.26	1,660,466

(a)	All shares were purchased in open-market transactions.
ITEM 3. Defaults upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
On August 2, 2007, the Company held its Annual Meeting of Shareholders. The following items were submitted to a vote of shareholders through the solicitation of proxies:
Election of Class II Directors
The following persons were elected to serve as Class II directors on the Company’s Board of Directors until the 2010 Annual Meeting of Shareholders or until their successors have been duly elected and qualified or until the earlier of their resignation or removal. Voting results were as follows:

		Against/
	For	Withheld	Broker Non-Votes

Gary L. Forbes	11,801,454	990,845	n/a
James H. Limmer	11,969,709	822,590	n/a

Directors continuing in office as Class I directors are Larry J. Alexander and Brady F. Carruth, and as Class III directors are Joe R. Davis and Hugh N. West, M.D.
Approval of Fourth Amendment to Consolidated Graphics, Inc. Long Term Incentive Plan
At the Annual Meeting of Shareholders, our shareholders approved the Fourth Amendment to the Consolidated Graphics, Inc. Long Term Incentive Plan, or the Plan. The amendment (i) provides for all non-employee directors of the Company and its subsidiaries to be eligible to receive awards under the Plan and (ii) increases the number of shares of the Company common stock that can be issued pursuant to the Plan by 550,000 or an aggregate of 4,585,000 shares of common stock. Voting results were as follows:

For	Against	Abstentions/Broker-Non-Votes
8,701,070	3,390,725	700,504
ITEM 5. Other Information

Appointment of Officer

During the recently completed quarter, Joe R. Davis was appointed to the additional position as the Company’s principal financial officer. Specifically, on July 30, 2007, the Board of Directors appointed Mr. Davis as Chief Financial and Accounting Officer, a role he will serve in until a new Chief Financial and Accounting Officer is appointed. There are no changes to the information previously reported in the annual proxy statement (and incorporated by reference into Part III of our 2007 Annual Report on Form 10-K) most recently filed by the Company with the SEC relating to Mr. Davis as a result of this additional appointment with respect to the compensatory arrangements or other understandings with Mr. Davis, or to his biographical, business experience and related person transaction information.

Creation of a Direct Financial Obligation

On or about August 16, 2007, the Company made the first of a series of draw downs under its Credit Agreement during the months of August and September 2007 to fund purchases of its common stock pursuant to the Company’s recently completed stock repurchase program. The Company borrowed an aggregate of approximately $100 million under its Credit Agreement during such two month period in connection with such program. For further information relating to the terms of our Credit Agreement, including accrual of interest on borrowings thereunder, see Note 3. Long-Term Debt of our consolidated financial statements and the notes thereto included in Item 1 “Financial Statements.”

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

*4.4
Second Amendment to Rights Agreement dated as of September 25, 2007 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (September 28, 2007), Exhibits 3 and 4).

*10.1
Consolidated Graphics, Inc. Long Term Incentive Plan, as amended through August 2, 2007 (reflecting 4,585,000 shares authorized for issuance thereunder) (Consolidated Graphics, Inc. Form 8-K (July 20, 2007), Exhibit 10.1)+

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

CONSOLIDATED GRAPHICS, INC.
Dated: October 31, 2007	By:	/s/ Joe R. Davis
Joe R. Davis
Chief Executive Officer and Chief Financial and Accounting Officer

Exhibit Index

*3.1	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).

*3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998), Exhibit 3.1).

*3.3	Second Amended and Restated By-Laws of the Company adopted as of June 30, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).

*4.1	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).

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

*4.4
Second Amendment to Rights Agreement dated as of September 25, 2007 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (September 28, 2007), Exhibits 3 and 4).

*10.1
Consolidated Graphics, Inc. Long Term Incentive Plan, as amended through August 2, 2007 (reflecting 4,585,000 shares authorized for issuance thereunder) (Consolidated Graphics, Inc. Form 8-K (July 20, 2007), Exhibit 10.1)+

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