Form 10-Q
period 2007-12-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2008-01-30
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Yes ☐ No ☑
The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at January 15, 2008 was 11,069,636.

CONSOLIDATED GRAPHICS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,752	$12,043
Accounts receivable, net	199,675	185,722
Inventories	55,871	46,951
Prepaid expenses	7,824	7,532
Deferred income taxes	9,057	8,479

Total current assets	286,179	260,727
PROPERTY AND EQUIPMENT, net	394,803	354,156
GOODWILL AND OTHER INTANGIBLE ASSETS, net	97,536	101,768
OTHER ASSETS	7,634	7,318

	$786,152	$723,969

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$18,352	$12,421
Accounts payable	61,742	58,519
Accrued liabilities	84,184	89,496
Income taxes payable	2,121	138

Total current liabilities	166,399	160,574
LONG-TERM DEBT, net of current portion	276,768	142,144
OTHER LIABILITIES	15,100	—
DEFERRED INCOME TAXES	49,912	55,715
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 11,338,137 and 13,693,698 issued and outstanding	113	137
Additional paid-in capital	156,339	185,098
Retained earnings	122,545	180,113
Accumulated other comprehensive income	(1,024)	188

Total shareholders’ equity	277,973	365,536

	$786,152	$723,969

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2007	2006	2007	2006
SALES	$289,538	$269,611	$807,850	$742,272
COST OF SALES	214,140	197,253	598,011	543,453

Gross profit	75,398	72,358	209,839	198,819
SELLING EXPENSES	27,849	26,487	79,514	74,387
GENERAL AND ADMINISTRATIVE EXPENSES	20,489	18,702	58,885	50,930
OTHER (INCOME) EXPENSE, net	(329)	—	(3,909)	—

Operating income	27,389	27,169	75,349	73,502
INTEREST EXPENSE, net	3,630	1,576	7,973	4,744

Income before taxes	23,759	25,593	67,376	68,758
INCOME TAXES	4,397	9,218	21,171	24,963

Net income	$19,362	$16,375	$46,205	$43,795

BASIC EARNINGS PER SHARE	$1.63	$1.21	$3.58	$3.22
DILUTED EARNINGS PER SHARE	$1.58	$1.17	$3.48	$3.14

SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	11,905	13,529	12,910	13,582
Diluted	12,225	13,968	13,295	13,958
See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited, except March 31, 2007 balances)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
BALANCE, March 31, 2007	13,694	$137	$185,098	$180,113	$188	$365,536
Exercise of stock options, including tax benefit	60	1	2,618	—	—	2,619
Compensation expense	—	—	1,760	—	—	1,760
Currency translation adjustment	—	—	—	—	(1,212)	(1,212)
Repurchase and retire common stock	(2,416)	(25)	(33,137)	(104,962)	—	(138,124)
Adoption of FIN 48 cumulative effect adjustment	—	—	—	1,189	—	1,189
Net income	—	—	—	46,205	—	46,205

BALANCE, December 31, 2007	11,338	$113	$156,339	$122,545	$(1,024)	$277,973

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31
	2007	2006

OPERATING ACTIVITIES
Net income	$46,205	$43,795
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	39,631	32,480
Deferred income tax provision	3,413	(2,029)
Share-based compensation expense	1,760	2,245
Non-cash currency gain	(4,887)	—
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	(7,615)	(25,602)
Inventories	(6,426)	(5,665)
Prepaid expenses	(178)	928
Other assets	(293)	(196)
Accounts payable, accrued liabilities and other	822	14,226
Income taxes payable	1,983	(393)

Net cash provided by operating activities	74,415	59,789

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(25,983)	(4,757)
Purchases of property and equipment	(28,566)	(24,245)
Proceeds from asset dispositions	1,774	2,544

Net cash used in investing activities	(52,775)	(26,458)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	186,066	98,548
Payments on bank credit facilities	(78,121)	(112,138)
Proceeds from issuance of term equipment notes	18,718	8,154
Payments on term equipment notes and other debt	(11,646)	(6,681)
Payments to repurchase and retire common stock	(138,124)	(24,656)
Proceeds from exercise of stock options	2,619	11,091

Net cash used in financing activities	(20,488)	(25,682)

Effect of exchange rate changes on cash	557	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,709	7,649
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,043	4,993

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,752	$12,642

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2007 has been derived from the Company’s most recent annual audited consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the SEC in May 2007 (“2007 Form 10-K”).
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
Inventories—Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. The carrying values of inventories are set forth below:

	December 31,	March 31,
	2007	2007

Raw materials	$22,267	$15,608
Work in progress	27,817	26,659
Finished goods	5,787	4,684

	$55,871	$46,951

Goodwill and Other Intangible Assets, net—Goodwill totaled $80,877 at December 31, 2007 and represents the excess of the Company’s purchase cost over the fair value of the net assets of acquired businesses, net of previously recorded amortization and impairment expense. For the nine months ended December 31, 2007, the Company recorded a goodwill adjustment totaling $2,611 related to the tax effect of prior year adjustments previously recorded as deferred income tax liabilities. The net book value of other intangible assets at December 31, 2007 was $16,659. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and are generally amortized on a straight-line basis over periods of up to ten years. Amortization expense totaled $1,750 and $1,209 for the nine months ended December 31, 2007 and 2006.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
Supplemental Cash Flow Information—The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. Certain of the Company’s capital expenditures are considered to be non-cash transactions, including for the nine months ended December 31, 2007, $25,410, which was financed using term notes (See Note 3. Long-Term Debt). For the nine months ended December 31, 2006, non-cash capital expenditures totaled $5,110. In addition, other non-cash transactions include $252 related to termination of a capital lease. For the nine months ended December 31, 2007, the Company paid cash for interest and income taxes, net of refunds, totaling $7,521 and $18,704. For the nine months ended December 31, 2006, the Company paid cash for interest and income taxes, net of refunds, totaling $4,660 and $23,466.
Foreign Currency—Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at the quarter-end exchange rates. Income and expense items are translated at the average monthly exchange rate. The effects of translation are included as a component of accumulated other comprehensive income in shareholders’ equity. For the nine months ended December 31, 2007, the Company recorded a net foreign currency transaction gain of $3,909 related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency. The net foreign currency transaction gain is recorded in Other Income on the Consolidated Income Statement.
Accumulated Other Comprehensive Income—Other comprehensive income is comprised exclusively of foreign currency translation adjustments, net of tax effect.
2. ACQUISITIONS
During the nine months ended December 31, 2007, the Company paid cash totaling $19,950 to acquire the operations and assets of two printing businesses. The preliminary allocation of the purchase price of the businesses acquired includes current assets of $7,464 and property and equipment of $17,744 less accrued liabilities of $5,258. Additionally, the Company paid cash totaling $6,033 to satisfy certain liabilities incurred in connection with certain prior periods acquisitions. Based on certain additional information received by the Company regarding its fiscal 2007 acquisitions, $2,600 of purchase price previously attributed to goodwill was allocated to other intangible assets in the nine month period ended December 31, 2007. The Company is awaiting additional information concerning certain asset and liability valuations in order to finalize the allocation of purchase price for certain fiscal 2007 acquisitions, and expects to complete these valuation allocations during its fourth fiscal quarter.
3. LONG-TERM DEBT
The following is a summary of the Company’s long-term debt as of:

	December 31,	March 31,
	2007	2007
Bank credit facilities	$202,459	$94,143
Term equipment notes	82,343	48,144
Other	10,318	12,278

	295,120	154,565
Less: current portion	(18,352)	(12,421)

	$276,768	$142,144

The Company’s primary bank credit facility (as amended, the “Credit Agreement”) provides for a $240,000 revolving credit facility and has a maturity date of October 6, 2011. On November 9, 2007, the Company entered into a Second Amendment to the Credit Agreement, which exercised an accordion feature and increased the amount of the revolving credit facility from $155,000 to $240,000. At December 31, 2007, outstanding borrowings under the Credit Agreement were $167,500 and accrued interest at a weighted average rate of 6.27%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of .625% to 1.25%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). The Company is also required to pay an annual commitment fee ranging from .15% to .25% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At December 31, 2007, the applicable LIBOR interest rate margin was 1.00% and the applicable commitment fee was .20%.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at December 31, 2007.
The Company also maintains an unsecured credit facility with a commercial bank (the “A&B Credit Facility”) consisting of a U.S. $35,000 maximum borrowing limit component and a separate Canadian $5,000 maximum borrowing limit component. At December 31, 2007, outstanding borrowings were U.S. $24,000, which accrued interest at a weighted average rate of 6.21%, and Canadian $4,000 ($4,073 U.S. equivalent), which accrued interest at a weighted average rate of 5.95%.
Under the terms of the A&B Credit Facility, U.S. dollar denominated borrowings accrue interest and bear an annual commitment fee at rates equal to those under the Credit Agreement. Canadian dollar denominated borrowings accrue interest at the Company’s option, at either (1) the Canadian Dollar Offer Rate (“CDOR”) plus a margin of .625% to 1.25%, or (2) an alternate base rate based upon the Canadian Prime Rate. The Company is also required to pay an annual commitment fee ranging from .15% to .25% on available but unused Canadian dollar amounts. For both the U.S. and Canadian components, the interest rate margin and the commitment fee are based upon the financial performance measures set forth in the Credit Agreement and are redetermined quarterly. An annual reduction of U.S. $4,000 on the U.S. dollar denominated commitment occurs on each anniversary date of the A&B Credit Facility until the final maturity date of January 2, 2011. There are no significant covenants or restrictions set forth in the A&B Credit Facility; however, a default by the Company under the Credit Agreement will constitute a default under the A&B Credit Facility. At December 31, 2007, the applicable CDOR interest rate margin was 1.00% and the applicable commitment fee was .20%. Proceeds from borrowings under the A&B Credit Facility may be used for general corporate purposes.
In addition the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. One facility expires in October 2008 while the other facility expires in December 2008. At December 31, 2007, outstanding borrowings under the Auxiliary Bank Facilities totaled $6,886 and accrued interest at a weighted average rate of 5.60%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facilities expiring in October and December 2008, such borrowings are classified as long-term debt in the accompanying consolidated balance sheet at December 31, 2007. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.
The Company’s term equipment notes consist primarily of notes payable pursuant to financing agreements between the Company and various lenders (the “Lender Notes”) and between the Company and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At December 31, 2007, outstanding borrowings under the Lender Notes totaled $72,852 and accrued interest at a weighted average fixed interest rate of 6.03%. The Lender Notes provide for principal payments plus interest for defined periods of up to eight years from the date of issuance, and are secured by certain equipment of the Company. At December 31, 2007, outstanding borrowings under the Equipment Notes totaled $8,626 and accrued interest at a weighted average rate of 5.91%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by the equipment which was concurrently purchased from the manufacturer. At December 31, 2007, the remaining balance of term equipment notes totaled $865 and consisted of a secured debt obligation assumed by the Company in connection with a prior year acquisition. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes; however, the Credit Agreement places certain limitations on the amount of additional term note obligations the Company may incur in the future.
The Company’s remaining debt obligations consist of a mortgage note totaling $4,459, a promissory note totaling $909, industrial revenue bonds totaling $4,600 and various other debt obligations totaling $350. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
4. SHARE-BASED COMPENSATION
The Company has a share-based compensation plan which is administered by the compensation committee of the Company’s Board of Directors. For additional information regarding this plan, refer to “Note 8. Share-Based Compensation” of the Notes to the Consolidated Financial Statements contained in the fiscal year 2007 Form 10-K.
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
For the nine months ended December 31, 2007, the Company recorded $1,760 of share-based compensation expense with an after-tax impact to net income of $1,074, and the impact to both basic and diluted earnings per share was $.08. For the nine months ended December 31, 2006, the Company recorded $2,245 of share-based compensation expense with an after-tax impact to net income of $1,404, and the impact to both basic and diluted earnings per share was $.10.
As of December 31, 2007, $1,063 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.5 years.
The Company granted 10,612 stock options during the nine months ended December 31, 2007. The total intrinsic value of stock options exercised during the nine months ended December 31, 2007 was $2,428. The following table summarizes stock option activity for the nine months ended December 31, 2007:

		Weighted-
		Average Exercise
Stock Options	Shares	Price
Outstanding at March 31, 2007	1,534,234	$36.66
Granted	10,612	65.91
Exercised	(60,105)	29.11
Forfeited or expired	(65,197)	44.44

Outstanding at December 31, 2007 (a)	1,419,544	36.84

Exercisable at December 31, 2007 (a)	1,206,173	35.55

(a)
Stock options outstanding as of December 31, 2007 have a weighted average remaining contractual term of 4.3 years. Based on the market value of the Company’s common stock on December 31, 2007, outstanding stock options have an aggregate intrinsic value of $15,587 and exercisable stock options have an aggregate intrinsic value of $14,800.

The Company granted an award of 12,500 restricted stock unit awards during the nine months ended December 31, 2007 having a fair value of $920. The following table summarizes restricted stock unit award activity for the nine months ended December 31, 2007:

Restricted Stock Unit Awards	Shares
Outstanding at March 31, 2007	12,500
Granted	12,500
Exercised	—
Forfeited or expired	—

Outstanding at December 31, 2007 (a)	25,000

Exercisable at December 31, 2007 (a)	2,500

(a)	Restricted stock units outstanding as of December 31, 2007 have a weighted average remaining contractual term of 2.4 years and a total intrinsic value of $1,196.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
5. INCOME TAXES
On April 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. The cumulative effect of adopting FIN 48 was recorded as a net increase to retained earnings of $1,189.
On April 1, 2007, the date of adoption of FIN 48, the Company had $19,334 of unrecognized tax benefits. As of December 31, 2007 the balance of unrecognized tax benefits was $15,100. Of the unrecognized tax benefits at December 31, 2007, $12,755 if recognized, would decrease the Company’s effective income tax rate and increase net income.
In the quarter ended December 31, 2007, the Company reduced the amount of unrecognized tax benefits by $7,696. Of this amount, $3,900 resulted in a reduction of tax expense. For the nine months ended December 31, 2007, unrecognized tax benefits were reduced by $8,124, of which $3,776 resulted in a reduction of tax expense.
As of December 31, 2007, the Company believes it is reasonably possible that the unrecognized tax benefits may decrease within 12 months by as much as $41, due primarily to statute of limitation expirations related to federal and state tax positions. The unrecognized tax benefits relate to certain tax deductions claimed on federal and state tax returns for which the ultimate outcome is uncertain.
The Company’s federal income tax returns for the tax years after 2004 remain subject to examination. The various states in which the Company is subject to income tax are generally open for the tax years after 2001.
The Company classifies net interest income and any related penalties related to income tax uncertainties as a component of income tax expense. The total net interest income related to tax uncertainties recognized for the three and nine months ended December 31, 2007 was $1,314 and $646. Accrued interest and penalties of $2,633 and $2,039 related to income tax uncertainties were recognized as a component of other noncurrent liabilities at April 1, 2007 and December 31, 2007, respectively.

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
The following discussion of the financial condition and performance of our Company should be read in conjunction with the consolidated financial statements included herein and the consolidated financial statements and related notes and other detailed information regarding our Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and other reports filed by us with the Securities and Exchange Commission (“SEC”). Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2008 or any periods thereafter.
Overview
Our Organization
Consolidated Graphics is a leading North American provider of commercial printing services with 69 printing businesses spanning 27 states plus one Canadian province. Complementing the printing services we provide, we also offer (i) state-of-the-art fulfillment services from 12 fulfillment centers located at or near one of our printing businesses and (ii) proprietary Internet-based digital technology solutions from two technology hubs located at our corporate headquarters and at one of our printing businesses in the Baltimore/Washington D.C. area. Generally, each facility substantially relies on locally-based customers; accordingly, we have a broad diversification of customers by industry-type and geographic orientation, totaling more than 22,000. No individual facility or any individual customer account for more than 10% of our revenues.
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
Nature of Our Services
We are a service business that utilizes sophisticated technology and equipment to produce high-quality, custom-designed printed materials for a large base of customers in a broad cross-section of industries, the majority of which are located in the markets our printing businesses are based. In addition to providing a full range of prepress, digital and offset printing and finishing services, our printing businesses offer fulfillment and mailing services, as well as Internet-based technology solutions and other print-related, value-added services. The technology solutions, like the printed materials we produce, are customized to the specific needs of our customers. For marketing purposes, we refer to our technology solutions using the “CGXSolutions” trademark. Collectively, all of these discrete capabilities comprise a “comprehensive range of printing services” for which we typically charge an “all-inclusive” fee. Accordingly, for financial reporting purposes, we report our revenues and results of operations as a single segment.
Our sales are derived from providing commercial printing and print-related services. These services consist of (i) traditional print services, including electronic prepress, digital and offset printing, finishing, storage and delivery of high-quality materials which are custom manufactured to our customers’ design specifications; (ii) fulfillment and mailing services for such printed materials; and (iii) digital technology solutions that enable our customers to more efficiently procure and manage printed material and/or design, procure, distribute, track and analyze results of printing-based marketing programs and activities. Examples of the types of documents we print for our customers include high-quality, multi-color marketing materials, product and capability brochures, point-of-purchase displays, direct mail pieces, shareholder communications, catalogs and training manuals.

Most of our sales are generated by individual orders through commissioned sales personnel. We generally recognize revenue from these orders when we deliver the ordered goods and services. To a large extent, continued engagement of our Company by our customers for successive business opportunities depends upon the customers’ satisfaction with the quality of services we provide. As such, it is difficult for us to predict with any high degree of certainty the number, size, and profitability of printing services that we expect to provide for more than a few weeks in advance.
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

Results of Operations
The following table sets forth our Company’s unaudited condensed consolidated income statements and certain percentage relationships for the periods indicated:

	Three Months				Nine Months
	Ended December 31				Ended December 31
	2007	2006	Change	%	2007	2006	Change	%
		(In millions)				(In millions)
Sales	$289.5	$269.6	$19.9	7%	$807.9	$742.3	$65.6	9%
Cost of sales	214.1	197.2	16.9	9	598.0	543.5	54.5	10

Gross profit	75.4	72.4	3.0	4	209.9	198.8	11.1	6
Selling expenses	27.8	26.5	1.3	5	79.5	74.4	5.1	7
General and administrative expenses	20.5	18.7	1.8	10	58.9	50.9	8.0	16
Other (income) expense, net	(.3)	—	(.3)	nm *	(3.9)	—	(3.9)	nm *

Operating income	27.4	27.2	.2	1	75.4	73.5	1.9	3
Interest expense, net	3.6	1.6	2.0	130	8.0	4.7	3.3	68

Income before taxes	23.8	25.6	(1.8)	(7)	67.4	68.8	(1.4)	(2)
Income taxes	4.4	9.2	4.8	52	21.2	25.0	3.8	15

Net Income	$19.4	$16.4	$3.0	18%	$46.2	$43.8	$2.4	6%

* nm – not meaningful
The following table sets forth the components of income expressed as a percentage of sales for the periods indicated:

	As a Percentage			As a Percentage
	of Sales			of Sales
	Three Months			Nine Months
	Ended December 31			Ended December 31
	2007	2006	Change	2007	2006	Change
Sales	100.0%	100.0%		100.0%	100.0%
Cost of sales	74.0	73.2	.8	74.0	73.2	.8

Gross profit	26.0	26.8	(.8)	26.0	26.8	(.8)
Selling expenses	9.6	9.8	(.2)	9.8	10.0	(.2)
General and administrative expenses	7.0	6.9	.1	7.3	6.9	.4
Other (income) expense, net	(.1)	—	(.1)	(.4)	—	(.4)

Operating income	9.5	10.1	(.6)	9.3	9.9	(.6)
Interest expense, net	1.3	.6	.7	1.0	.6	.4

Income before taxes	8.2	9.5	(1.3)	8.3	9.3	(1.0)
Income taxes	1.5	3.4	(1.9)	2.6	3.4	(.8)

Net Income	6.7%	6.1%	.6	5.7%	5.9%	(.2)

Our sales and expenses during the periods shown were impacted by the acquisition of two printing businesses in fiscal 2007 and the acquisition of two other printing businesses in fiscal 2008. In accordance with the purchase method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. Accordingly, acquisitions affect our financial results in any period compared to the prior year period by the full-period impact of prior year acquisitions (as compared to the partial period impact in the prior year) and the partial-period impact of current year acquisitions, and is referred to below as “incremental impact of acquisitions.”
The following table sets forth the components of revenue change for the periods indicated:

Three Months	Nine Months
Ended December 31, 2007	Ended December 31, 2007
$	%	$	%
(In millions)	(In millions)
Acquisitions	$30.5	11.3%	$88.6	11.9%
Election-related	(9.5)	(3.5)	(16.5)	(2.2)
Other internal	(1.1)	(.4)	(6.5)	(.9)

Total	$19.9	7.4%	$65.6	8.8%

Comparative Analysis of Consolidated Income Statements for the Three Months Ended December 31, 2007 and 2006
Sales in the three month period ended December 31, 2007 increased $19.9 million, or 7%, to $289.5 million from $269.6 million for the same period in the prior year. The revenue increase was attributable to $30.5 million from the incremental impact of acquisitions, partially offset by a decline in internal sales growth related mostly to a $9.5 million decline in election-related printing compared to the same period in the prior year. Excluding the decline in election-related printing, internal sales were down .4% from the same period in the prior year.

Gross profit during the three months ended December 31, 2007 increased $3.0 million, or 4%, to $75.4 million from $72.4 million for the same period in the prior year. This increase was primarily attributable to the increased sales levels discussed above, which were significantly affected by the incremental impact of acquisitions. Gross profit as a percentage of sales declined to 26.0% from 26.8% due to relatively lower gross margins for recently acquired businesses and the previously mentioned decline in election-related business compared to the same period last year.
Selling expense during the three months ended December 31, 2007 increased $1.3 million, or 5%, to $27.8 million from $26.5 million compared to last year. The increase was attributable to the increased sales levels noted above. As a percentage of sales, selling expenses declined to 9.6% in the current quarter as compared to 9.8% for the same period last year. The slight decline was primarily attributable to relatively lower selling expenses as a percentage of sales for recently acquired businesses.
General and administrative expenses during the three months ended December 31, 2007 increased $1.8 million, or 10%, to $20.5 million from $18.7 million compared to last year. This increase was primarily due to the incremental impact of acquisitions (including direct expenses and incremental intangible asset amortization). As a percentage of sales, general and administrative expenses increased slightly to 7.0% in the current quarter as compared to 6.9% for the same period last year.
Other income of $.3 million in the three months ended December 31, 2007 relates to a foreign currency transaction gain primarily resulting from certain transactions at our Canadian subsidiary denominated in U.S. dollars.
Interest expense during the three months ended December 31, 2007 increased $2.0 million to $3.6 million from $1.6 million for the same period in the prior year, mostly due to higher levels of average debt outstanding due to borrowings used to fund the fiscal year 2007 acquisitions and share repurchases under our common stock repurchase program during the second and third quarters.
We provided for income taxes during the three months ended December 31, 2007 of $4.4 million, reflecting an effective tax rate of 19% as compared to an effective tax rate of 36% for the same period in the prior year. The three months ended December 31, 2007 were impacted by a reduction in reserves related to certain tax positions. These reserve adjustments accounted for 16% of the decline in the effective tax rate from the prior year.
Comparative Analysis of Consolidated Income Statements for the Nine Months Ended December 31, 2007 and 2006
Sales during the nine month period ended December 31, 2007 increased $65.6 million, or 9%, to $807.9 million from $742.3 million for the same period in the prior year. The $65.6 million revenue increase was due to the incremental impact of acquisitions ($88.6 million), partially offset by a decline in internal sales growth related to a $16.5 million decline in election-related printing compared to the same period last year. Excluding the decline in election-related printing, internal sales were down 1% from the same period in the prior year.
Gross profit during the nine months ended December 31, 2007 increased $11.1 million, or 6%, to $209.9 million from $198.8 million for the same period in the prior year. This increase was primarily due to the increased sales levels discussed above, which were significantly impacted by the incremental impact of acquisitions. Gross profit as a percentage of sales declined to 26.0% from 26.8% due to relatively lower gross margins for recently acquired businesses and the decline in election-related business compared to last year.
Selling expense during the nine months ended December 31, 2007 increased $5.1 million, or 7%, to $79.5 million from $74.4 million for the same period in the prior year. The increase was attributable to the increased sales levels noted above. As a percentage of sales, selling expenses declined to 9.8% in the nine months ended December 31, 2007 compared to 10.0% in the same period last year. This slight decline was primarily due to relatively lower selling expenses as a percentage of sales for recently acquired businesses.
General and administrative expenses during the nine months ended December 31, 2007 increased $8.0 million, or 16%, to $58.9 million from $50.9 million for the same period in the prior year. This increase was partially due to the incremental impact of acquisitions which accounted for approximately $4.6 million of the increase (including direct expenses and intangible asset amortization). Our legal fees and professional costs increased by approximately $2.7 million over the previous year, partially related to our on-going labor negotiations at five of our printing businesses. As a percentage of sales, general and administrative expenses increased to 7.3% in the nine months ended December 31, 2007 as compared to 6.9% for the same period last year.
Other income of $3.9 million in the nine months ended December 31, 2007 relates to a foreign currency transaction net gain primarily resulting from certain transactions at our Canadian subsidiary denominated in U.S. dollars.

Interest expense during the nine months ended December 31, 2007 increased $3.3 million, or 68%, to $8.0 million from $4.7 million in the same period in the prior year, due principally to higher levels of average debt outstanding due to borrowings used to fund our 2007 acquisitions and share repurchases under our common stock repurchase program during the nine months ended December 31, 2007.
We provided for income taxes in the nine months ended December 31, 2007 of $21.2 million, reflecting an effective tax rate of 31% as compared to an effective tax rate of 36% for the same period in the prior year. The nine months ended December 31, 2007 were impacted by a reduction in reserves related to certain tax positions. These reserve adjustments accounted for 6% of the decrease in our effective tax rate from the prior year.
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

	Nine Months Ended
	December 31
	2007	2006
	(In millions)
Net cash provided by operating activities	$74.4	$59.8
Acquisitions of businesses	(26.0)	(4.8)
Capital expenditures, net of proceeds from asset dispositions (1)	(26.8)	(21.7)
Net proceeds (payments) under bank credit facilities	107.9	(13.6)
Net proceeds on term equipment notes and other debt	7.1	1.5
Payments to repurchase and retire common stock	(138.1)	(24.7)
Proceeds from exercise of stock options	2.6	11.1

(1)
Capital expenditures exclude those capital expenditures which were directly financed by the Company. For the nine months ended December 31, 2007, directly financed capital expenditures totaled $25.4 million compared to $5.1 million in the prior year.

Additionally, our cash position, working capital and debt obligations are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto included in Item 1. Financial Statements:

	December 31,	March 31,
	2007	2007
	(In millions)
Cash and cash equivalents	$13.8	$12.0
Working capital, inclusive of cash and cash equivalents	119.8	100.2
Total debt obligations	295.1	154.6
The working capital increase from March 31, 2007 relates primarily to a $7.6 million increase in accounts receivable and a $6.4 million increase in inventory. In addition, the incremental impact of acquisitions contributed approximately $4.9 million to the increase in working capital from March 31, 2007. The overall increase in working capital relates mostly to higher sales of $289.5 million during the quarter ended December 31, 2007 compared to sales of $263.9 million during the quarter ended March 31, 2007.
We believe that our cash flow provided by operations will be adequate to cover our remaining fiscal 2008 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our primary bank credit facility or the issuance of additional term equipment notes. For the fiscal year ending March 31, 2008, we expect our full-year capital expenditures, including those expenditures which have been or will be directly financed, to be approximately $70 million.

We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size or success of our acquisition efforts or our associated potential capital commitments. There can be no assurance that we will be able to acquire additional printing businesses on terms acceptable to us. During the nine months ended December 31, 2007, the Company completed the acquisition of two printing businesses.
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
In May 2007, our Board of Directors approved a common stock share repurchase program providing for repurchases of our common stock not to exceed an aggregate of $100 million in open-market or block purchase transactions. During the six month period ended September 30, 2007, we repurchased 1,660,466 shares of our common stock at a total cost of $100 million. In October 2007, our Board of Directors approved an additional common stock share repurchase program providing for repurchases of our common stock not to exceed an aggregate of $50 million in open-market or block purchase transactions. During the three month period ended December 31, 2007, we repurchased 755,200 shares of our common stock at a total cost of $38 million. Subsequent to December 31, 2007, we completed the $50 million common stock share repurchase program with the purchase of an additional 268,501 shares of our common stock at a total cost of $12 million.
Debt Obligations
Our primary bank credit facility (as amended, the “Credit Agreement”) provides for a $240 million revolving credit facility and has a maturity date of October 6, 2011. On November 9, 2007, the Company entered into a Second Amendment to the Credit Agreement, which exercised an accordion feature and increased the revolving credit facility from $155 million to $240 million. At December 31, 2007, outstanding borrowings under the Credit Agreement were $167.5 million and accrued interest at a weighted average rate of 6.27%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of .625% to 1.25%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). We are also required to pay an annual commitment fee ranging from .15% to .25% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures as set forth in the Credit Agreement and are redetermined quarterly. At December 31, 2007, the applicable LIBOR interest rate margin was 1.00% and the applicable commitment fee was .20%.
We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at December 31, 2007. In the event that we are unable to remain in compliance with these covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be re-classified as a current liability. In the event that we were to be unable to obtain a waiver, re-negotiate or re-finance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would be the result. Based on our view of current market and business conditions and our expectations regarding our future operating results and cash flows, we believe that we will be able to remain in compliance with these covenants and financial tests in the foreseeable future.

We also maintain an unsecured credit facility with a commercial bank (the “A&B Credit Facility”) consisting of a U.S. $35 million maximum borrowing limit component and a separate Canadian $5 million maximum borrowing limit component. At December 31, 2007, outstanding borrowings under the A&B Credit Facility were U.S. $24 million, which accrued interest at a weighted average rate of 6.21%, and Canadian $4 million ($4.1 million U.S. equivalent), which accrued interest at a weighted average rate of 5.95%.
Under the terms of the A&B Credit Facility, U.S. dollar denominated borrowings accrue interest and bear an annual commitment fee at rates equal to those under the Credit Agreement. Canadian dollar denominated borrowings accrue interest at our option, at either (1) the Canadian Dollar Offer Rate (“CDOR”) plus a margin of .625% to 1.25%, or (2) an alternate base rate based upon the Canadian Prime Rate. We are also required to pay an annual commitment fee ranging from .15% to .25% on available but unused Canadian dollar amounts. For both the U.S. and Canadian components, the interest rate margin and the commitment fee are based upon the financial performance measures set forth in the Credit Agreement and are redetermined quarterly. An annual reduction of U.S. $4 million on the U.S. dollar denominated commitment occurs on each anniversary date of the A&B Credit Facility until the final maturity date of January 2, 2011. There are no significant covenants or restrictions set forth in the A&B Credit Facility; however, a default by us under the Credit Agreement constitutes a default under the A&B Credit Facility. At December 31, 2007, the applicable CDOR interest rate margin was 1.00% and the applicable commitment fee was .20%. Proceeds from borrowings under the A&B Credit Facility may be used for general corporate purposes.
In addition, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5 million. One facility expires in October 2008 while the other facility expires in December 2008. At December 31, 2007, outstanding borrowings under the Auxiliary Bank Facilities totaled $6.9 million and accrued interest at a weighted average rate of 5.60%. Because we currently have the ability and intent to refinance the borrowings outstanding under the Auxiliary Bank Facilities expiring in October and December 2008, such borrowings are classified as long-term debt in our consolidated balance sheet at December 31, 2007. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.
Our term equipment notes consist primarily of notes payable pursuant to financing agreements between us and various lenders (the “Lender Notes”) and between us and the finance affiliate of a printing equipment manufacturer (the “Equipment Notes”). At December 31, 2007, outstanding borrowings under the Lender Notes totaled $72.9 million and accrued interest at a weighted average fixed interest rate of 6.03%. The Lender Notes provide for principal payments plus interest for defined periods of up to eight years from the date of issuance, and are secured by certain equipment of the Company. At December 31, 2007, outstanding borrowings under the Equipment Notes totaled $8.6 million and accrued interest at a weighted average rate of 5.91%. The Equipment Notes provide for fixed payments of principal and interest (at fixed rates) for defined periods of up to ten years from the date of issuance and are secured by equipment which was concurrently purchased from the manufacturer. At December 31, 2007, the remaining balance of term equipment notes totaled $.9 million and consisted of a secured debt obligation assumed by us in connection with a prior year acquisition. We are not subject to any significant financial covenants in connection with any of the term equipment notes. The Credit Agreement places certain limitations on the amount of additional term note obligations we may incur in the future; however, we do not anticipate that these limitations will restrict our ability to make any of our planned 2008 capital expenditures.
Our other debt obligations consist of a mortgage note of $4.5 million, a promissory note totaling $.9 million, industrial revenue bonds totaling $4.6 million and various other debt obligations totaling $.4 million. We do not have any significant financial covenants or restrictions associated with these other debt obligations.
As of December 31, 2007, our available credit under our credit facilities was approximately $84.9 million.
Contractual Obligations and Other Commitments
Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $65.7 million as of December 31, 2007.
Letters of credit — In connection with our assumption of obligations under outstanding industrial revenue bonds, which are reflected as debt in the accompanying consolidated financial statements, and our assumption of certain contingent liabilities related to certain of our acquisitions, we had letters of credit outstanding as of December 31, 2007 totaling $6.8 million. In addition, we had one other letter of credit totaling $.1 million outstanding as of December 31, 2007. All of these letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in October 2011, and we will be required to obtain replacement letters of credit at that time, as needed.

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
Revenue Recognition — We recognize revenue upon delivery of each job, except for “bill and hold transactions,” in which case such revenue is recognized when all the service delivery criteria are fully met as per Staff Accounting Bulletin No. 104 issued by the SEC. Losses, if any, on jobs are recognized at the earliest date such amount is determinable. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 10% of the Company’s revenues as of December 31, 2007.
Receivables, net of valuation allowance — Accounts receivable at December 31, 2007 were $199.7 million, net of a $3.4 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by contraction in the economy or other factors beyond our control. Changes in our estimates of collectibility could have a material adverse effect on our consolidated financial condition or results of operations.
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
ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. However, we are exposed to market risk for changes in interest rates related primarily to our debt obligations, which as of December 31, 2007 include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of December 31, 2007, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
We have operations in Canada, and thus are also exposed to market risk for changes in foreign currency exchange rates relative to the Canadian dollar. The effects of foreign currency exchange rates on our future results could also be impacted by changes in sales levels or local currency prices.
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial and Accounting Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In October 2007, the Board of Directors approved a common stock share repurchase program providing for repurchases of our common stock not to exceed $50 million in the aggregate in open-market or block purchase transactions. The Company completed this repurchase program in January 2008. The following are details of repurchases under this program for the period covered by this report:

			Total Number	Maximum
			of Shares	Dollar Value of
			Repurchased	Shares that May
			as Part of	Yet Be
	Total Number of	Average	Publicly	Repurchased
	Shares	Price Paid	Announced	Under the
Period	Repurchased (a)	per Share	Plans	Announced Plans

Repurchases from October 1, 2007 through October 31, 2007	—	$—	—	$50,000,000

Repurchases from November 1, 2007 through November 30, 2007	180,400	51.19	180,400	$40,764,552

Repurchases from December 1, 2007 through December 31, 2007	574,800	$50.15	574,800	$11,939,932

Total	755,200	$50.40	755,200

(a)	All shares were purchased in open-market transactions.
ITEM 3. Defaults upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None
ITEM 5. Other Information
Creation of a Direct Financial Obligation
On or about November 26, 2007, the Company made the first of a series of draw downs under its Credit Agreement during the months of November through January 2008 to fund purchases of its common stock pursuant to the Company’s recently completed common stock share repurchase program. The Company borrowed an aggregate of approximately $50 million under its Credit Agreement during such three month period in connection with such program. For further information relating to the terms of our Credit Agreement, including accrual of interest on borrowings thereunder, see Note 3. Long-Term Debt of our consolidated financial statements and the notes thereto included in Item 1 “Financial Statements.”

ITEM 6. Exhibits

*3.1	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998), Exhibit 3.1).
*3.3	Second Amended and Restated By-Laws of the Company adopted as of June 30, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).
*3.4	Amendment to the Second Amended and Restated By-Laws of the Company adopted as of December 21, 2007 (Consolidated Graphics, Inc. Form 8-K (December 26, 2007), Exhibit 1).
*4.1	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
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

*10.1
Second Amendment to the Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of November 9, 2007 (Consolidated Graphics, Inc. Form 8-K (November 14, 2007), Exhibit 10.1).

*10.2	Employment Agreement between the Company and Jon C. Biro dated as of December 17, 2007 (Consolidated Graphics, Inc. Form 8-K (July 18, 2008), Exhibit 10.1)
*10.3	Change in Control Agreement between the Company and Jon C. Biro dated as of December 17, 2007 (Consolidated Graphics, Inc. Form 8-K (January 18, 2008), Exhibit 10.2).
31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.
Dated: January 30, 2008	By:	/s/ Jon C. Biro
Jon C. Biro
Executive Vice President and Chief Financial and Accounting Officer

Exhibit Index

*3.1	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998), Exhibit 3.1).
*3.3	Second Amended and Restated By-Laws of the Company adopted as of June 30, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).
*3.4	Amendment to the Second Amended and Restated By-Laws of the Company adopted as of December 21, 2007 (Consolidated Graphics, Inc. Form 8-K (December 26, 2007), Exhibit 1).
*4.1	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
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

*10.1
Second Amendment to the Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of November 9, 2007 (Consolidated Graphics, Inc. Form 8-K (November 14, 2007), Exhibit 10.1).

*10.2	Employment Agreement between the Company and Jon C. Biro dated as of December 17, 2007 (Consolidated Graphics, Inc. Form 8-K (July 18, 2008), Exhibit 10.1)
*10.3	Change in Control Agreement between the Company and Jon C. Biro dated as of December 17, 2007 (Consolidated Graphics, Inc. Form 8-K (January 18, 2008), Exhibit 10.2).
31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference