Form 10-K
period 2008-03-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2008-05-29
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2008
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
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 30, 2007 (last business day of Consolidated Graphics, Inc.’s most recently completed second fiscal quarter):
COMMON STOCK, $.01 PAR VALUE—$744,320,446
The number of shares outstanding of the registrant’s common stock as of April 30, 2008:
COMMON STOCK, $.01 PAR VALUE—11,081,158
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on or about August 7, 2008, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Form 10-K.

CONSOLIDATED GRAPHICS, INC.
FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2008
INDEX

Forward Looking Statements	3

PART I
Item 1. Business	3
Item 1A. Risk Factors	9
Item 1B. Unresolved Staff Comments	12
Item 2. Properties	12
Item 3. Legal Proceedings	12
Item 4. Submission of Matters to a Vote of Security Holders	12

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	13
Item 6. Selected Consolidated Financial Data	14
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A. Quantitative and Qualitative Disclosure About Market Risk	22
Item 8. Financial Statements and Supplementary Data	23
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43
Item 9A. Controls and Procedures	43
Item 9B. Other Information	43

PART III
Item 10. Directors and Executive Officers of the Registrant	44
Item 11. Executive Compensation	44
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	44
Item 13. Certain Relationships and Related Transactions	44
Item 14. Principal Accountant Fees and Services	44

PART IV
Item 15. Exhibits and Financial Statement Schedules	44
Signatures	47
Exhibit Index	48

Exhibit 10.1
Exhibit 10.8
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 21
Exhibit 23
Exhibit 24
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Forward Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in which the Company discusses factors it believes may affect its performance or results in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “forecast,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depend on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks, including those created by general market conditions, competition and the possibility that events may occur beyond the Company’s control, which may limit its ability to maintain or improve its operating results or financial condition or acquire additional printing businesses. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Annual Report on Form 10-K for a variety of reasons, which include, stability in the economy and reasonable growth in the demand for its products, the continued availability of raw materials at affordable prices and retention of its key management and operating personnel, satisfactory labor relations, its ability to identify new acquisition opportunities, negotiate and finance such acquisitions on acceptable terms and successfully absorb and manage such acquisitions, as well as other risks described under the heading “Risk Factors” of this Annual Report on Form 10-K. You should pay particular attention to and review the important risk factors and cautionary statements described in the “Risk Factors” section, as well as the risk factors and cautionary statements described in the other documents the Company files or furnishes from time to time with the Securities and Exchange Commission, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Should one or more of the foregoing risks or uncertainties materialize, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected.
PART I
Item 1. Business
In this annual report, the words “Consolidated Graphics,” “CGX,” the “Company,” “we,” “our” and “us” refer to Consolidated Graphics, Inc, including our consolidated subsidiaries, unless the context indicates otherwise. Our fiscal year ends on March 31st.
Company Overview
Consolidated Graphics, headquartered in Houston, Texas, is a leading U.S. and Canadian general commercial printing company, with 70 printing businesses strategically located across 27 states plus one Canadian province. Each of our printing businesses has a well-established operating history, more than 25 years in most cases. Complementing the printing services we provide, we also offer (i) state-of-the-art fulfillment services from 13 fulfillment centers located at or near one of our printing businesses and (ii) proprietary digital technology solutions and e-commerce capabilities from two technology hubs located at our corporate headquarters and at one of our printing businesses in the Baltimore/Washington D.C. area.
Our sales are derived from providing commercial printing and print-related services. These services consist of (i) traditional print services, including electronic prepress, digital and offset printing, finishing, storage and delivery of high-quality printed documents which are custom manufactured to our customers’ design specifications; (ii) fulfillment and mailing services for such printed materials; and (iii) digital technology solutions and e-commerce capabilities that enable our customers to more efficiently procure and manage printed materials and/or design, procure, distribute, track and analyze results of printing-based marketing programs and activities. Examples of the types of documents we print for our customers include high-quality, multi-color marketing materials, product and capability brochures, point-of-purchase displays, direct mail pieces, shareholder communications, trading cards, catalogs and training manuals.
The scope and extent of services provided to our customers typically varies for each individual order we receive, depending on customer-specific factors, including the intended uses for the printed materials. Furthermore, each of our printing businesses generally is capable of providing the complete range of our services to its customers. Accordingly, we do not operate our business in a manner that differentiates among our respective capabilities and services for financial or management reporting purposes, rather each of our printing businesses define a distinct reporting unit.

The Company was incorporated in Texas in 1985. Our website address is www.cgx.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”) and other filings as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the Securities and Exchange Commission (“SEC”). In addition, the current forms of our Corporate Governance Guidelines, Code of Ethics, and the charters of the respective committees of our Board of Directors, and contact information for our Presiding Director for purposes of shareholder communications, are all available on our website. We will also provide printed copies of these materials to any shareholder upon request directed to Consolidated Graphics, Inc., Attn: Secretary, 5858 Westheimer, Suite 200, Houston, Texas 77057. We intend to disclose on our website any changes to or waivers from the Code of Ethics that are also required under SEC rules and regulations to be disclosed under Item 5.05 of Form 8-K. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.
Industry Background
The printing industry is one of the largest industries in the U.S. and is comprised of many segments, including general commercial printing, newspapers, directories, book and magazine publishing, financial printing, business forms, greeting cards and stationery-type products. We operate in the general commercial printing segment of the industry which generates in the U.S. over $50 billion in annual sales based on available industry data. Most of the general commercial printing businesses operating in the U.S. today are privately-owned and individually generate less than $35 million in annual sales.
A consolidation trend in the general commercial printing industry emerged in the 1990’s as owners of medium-sized printing businesses (those with annual sales of $2 million to $35 million) sought to evaluate exit strategies and address new industry challenges, a trend that has continued to date. In order to limit personal financial risk, increase personal financial liquidity, facilitate retirement goals or obtain access to additional resources that would support the continued growth of their businesses, owners of these printing businesses became more willing to sell their companies to larger, better-capitalized companies. We have been an industry-leader in the consolidation trend since our initial public offering in 1994. We believe that there are very few companies that currently possess the comparable objectives, financial strength and management expertise necessary to acquire such printing businesses.
Primary industry challenges faced by printing business owners include the need to make on-going investments in new technology and equipment and downturns in the economy. For example, most printing design and prepress activities are now accomplished in a digital environment. Prepress computer equipment based on a complete digital workflow, along with more sophisticated printing presses and finishing equipment, are more efficient, operate faster and require less labor than the equipment they typically replace. General commercial printing businesses must make substantial capital investments over time in new equipment and technology in order to remain competitive in the industry, but they may not have the financial resources to do so.
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
In general, changes in prevailing U.S. economic conditions significantly impact the general commercial printing industry (approximately 96% of our fiscal 2008 revenues were U.S.-based). To the extent weakness in the U.S. economy causes local and national corporations to reduce their spending on advertising and marketing materials, the demand for commercial printing services may be adversely affected. Further compounding a potential decline in demand, competitive pricing pressures may occur and negatively impact the level of sales and profit margins throughout the industry. Beginning in 2000, industry conditions experienced a significant downturn due in part to overcapacity caused by a high rate of investment by the overall industry in new technology and equipment, which was subsequently followed by a broad deterioration in the U.S. economy. This downturn continued through 2003 and many printing businesses failed. The combination of these failures, and a subsequent strengthening in the U.S. economy, have resulted in generally stable industry conditions in recent years.

Competition
The general commercial printing industry in the U.S. is highly fragmented and most customers procure print services from local sources. Therefore, we compete primarily with locally-based printing companies for most print projects. Most of our competitors are privately-held, single location operations; however, some competitors are large corporations, both publicly and privately owned.
The major competitive factors in our business are:
•	Extent and quality of customer service, including ability to meet customer deadlines

•	Quality of finished materials

•	Cost structure and sales pricing strategy

•	Financial strength
The ability to provide high-quality customer service is often dependent on production and distribution capabilities, along with the availability of equipment that is appropriate in size and function for a given project. We believe that our broad range of printing capabilities and services, along with our ability to use our leading geographic footprint to serve customers on local, regional and national levels, gives us a competitive advantage over smaller, local printing companies. Furthermore, the economic advantages created by our purchasing power, advanced technological capabilities and ability to utilize available production capacity throughout our organization, enable our printing businesses to compete more effectively and provide faster turnaround times than many of our competitors. Our strong financial position enables us to invest in newer, more efficient technology and equipment and to make strategic acquisitions, which expands our industry-leading position in terms of locations, capabilities, and services.
Business Strategy
Our overall business strategy is to be the market leader in the commercial printing industry by combining the customer service and responsiveness of well-managed, local printing businesses with the competitive advantages provided by a large national organization. Management at each of our printing businesses maintains responsibility for the day-to-day operations and profitability of their business, while continuing to strengthen and build new customer relationships in their respective markets. At the same time, our printing businesses are supported by the management expertise, purchasing power, technology investments, including infrastructure and support, national sales and marketing and other operating advantages that exist because they are part of a large national organization.
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

•
Capitalizing on our national presence and wide range of capabilities, including our technology related offerings (see “Printing Operations—Print-Related Services” below) to pursue sole or preferred-source opportunities with national accounts.

•	Providing information and training to our sales professionals (688 currently) to ensure they are knowledgeable about the complete range of services and capabilities we offer.
Disciplined Acquisition Program—We are actively seeking to grow a leading U.S. and Canadian geographic footprint through additional acquisitions of medium and large-sized general commercial printing businesses, typically ones that are well-managed, profitable and that generally have an excellent reputation and quality customer base. We may also acquire smaller and/or distressed printing businesses whose operations can be merged into one of our existing locations. This type of transaction is commonly referred to as a “tuck-in” acquisition.
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
Leadership Development—Our program to recruit, train and develop recent college graduates as printing sales and management professionals is an integral component of our growth strategy. Participants in our Leadership Development Program follow a curriculum that provides them with technical industry knowledge, coupled with general business, managerial, sales and best practices training. Our Leadership Development Program is unique to the industry, and we believe it is a key factor in our ability to provide a high degree of quality customer service, as well as provide a pool of talent for future management positions at our printing businesses. As of April 30, 2008 we had 305 employees who were current participants in or graduates of this program, 21 of whom serve as the president of the printing business at which they are employed, representing 30% of our printing company presidents.
Printing Operations
We currently operate 70 printing businesses in 27 states and one Canadian province, plus 13 fulfillment centers and two technology hubs. Each printing business is operated as a wholly-owned subsidiary of our Company. We produce high-quality, custom-designed printed materials for a large base of customers in a broad cross-section of industries, the majority of which are located in the markets where our printing businesses are based. In addition to providing a full range of prepress, digital and offset printing and finishing services, our printing businesses offer fulfillment and mailing services, as well as e-commerce software solutions and other print-related, value-added services.
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
Our electronic prepress services include all of the steps necessary to prepare media (photographs, artwork, and typed copy) for printing. This process involves converting the media into digital images, separating digital color images into process colors, and in some cases preparing a proof for customer approval. Most of our printing businesses produce printing plates using “computer-to-plate” technology, whereby digitized text, graphic images and line art are transferred directly from digital files onto printing plates. In addition, our printing businesses have adopted recent advances in technology that enable delivery of a high-quality proof for customer approval electronically via the Internet, eliminating the cost of producing and delivering a proof, or multiple rounds of proofs, in hard copy format. Computer-to-plate and remote proofing technology reduces costs, shortens turnaround times and improves product quality. We continually evaluate our existing electronic prepress capabilities and closely monitor the development of newer technology that may be used to increase productivity and improve quality to better serve our customers.
We primarily use offset lithography to reproduce images on paper, which is the process that generally provides the highest quality, lowest cost printed materials for most commercial printing projects. Short and medium-run projects are generally printed on sheetfed presses, while longer-run projects are typically printed on web presses. Our printing businesses primarily use sheetfed printing presses, which are generally capable of printing up to 16 pages of letter-sized finished product on a 28 by 40 inch sheet of paper with eight pages on each side (known as a 16-page “signature”). Currently our printing businesses operate a total of 289 sheetfed presses capable of simultaneously printing from one to 12 colors and are capable of running at speeds of up to 15,000 impressions an hour. We operate 63 half and full-size web printing presses which print up to eight colors on a continuous roll of paper, print up to 32-page signatures on both sides of the paper at speeds of up to 50,000 impressions an hour and are also capable of folding, gluing and/or perforating the printed material in a single pass.
Digital printing is a smaller but rapidly-growing component of the general commercial printing industry that enables high quality, variable data customization (such as personalization by name, relationship or interests) on very short to medium-run projects. We operate a total of 164 digital presses, including 64 high capacity, ultra high quality presses such as Kodak Nexpress, Xerox iGen3 and HP Indigo. Digital presses enable variable information printing and automatic personalization of printed materials.

Our finishing services include cutting, folding, binding and other operations necessary to finish printed materials according to customer specifications. Many of our printing businesses also offer specialty finishing capabilities, such as die-cutting, embossing, uv coating, and foil stamping.
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
Utilizing our information technology infrastructure and resources, as well as our expertise in digital technology, we offer print-related e-commerce solutions that enable our customers to (i) streamline their print procurement process and improve their ability to manage the printed materials they order and (ii) design, procure, distribute, track and analyze results of printing-based marketing programs and activities. Most of these e-commerce solutions are Internet-based, and like the printed materials we produce, are customized to the specific needs of our customers. For marketing purposes, we refer to our e-commerce capabilities using the “CGXSolutions” trademark. The key e-commerce capabilities we offer include:
•	StoreFront

A fully customizable online system with an array of tools that streamline the purchase, management and distribution of the customer’s entire range of marketing materials

•	CrossMedia

A unique capability that enables the customer to create highly engaging personalized one-to-one direct mail campaigns designed to increase response rates

•	Digital asset management

A powerful online system that provides the customer limitless means to organize, protect and facilitate proper use of their vast library of digital assets

•	Digital print solutions

Provides print on demand capabilities giving the customer the flexibility to respond to market changes and manage inventories more efficiently. Our distribute and print system receives orders electronically, prepares them for production and distributes them across our network of digital presses across the U.S., reducing time to market and delivering product more efficiently.

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
Sales and Marketing
Most of our sales are generated by individual orders through commissioned sales personnel. As of April 30, 2008 we employed 688 sales professionals. In addition to soliciting business from existing and prospective customers, our sales personnel act as liaisons between customers and our production departments and also provide technical advice and assistance to customers throughout the printing process.
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
In fiscal 2008, our Strategic Sales (consisting of National Sales and CGXSolutions sales) grew by 28% and represented 18% of our total revenues. We expect Strategic Sales to be a significant component of our overall future internal sales growth.
Customers
Our diverse customer base includes both national and local corporations in the U.S. and Canada operating in a wide range of industries, as well as mutual fund companies, advertising agencies, graphic design firms, catalog retailers, direct mail marketers, state and local governments and quasi-governmental agencies, education institutions, not-for-profit associations, and political campaign organizations. During fiscal 2008, we served over 20,000 customers, and our top ten customers accounted for approximately 9% of total sales, with none representing more than 3% individually. We believe that our large and diverse customer base, broad geographic coverage of U.S. and Canada and extensive range of printing and print-related capabilities may lessen our exposure to economic slowdowns or other adverse consequences that may generally affect any particular industry or any particular geographic region. However, because we typically produce a large number of advertising and marketing materials for our customers, to the extent that advertising and marketing spending is reduced during an economic downturn, our consolidated financial condition or results of operations may be adversely affected.
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
Suppliers
We purchase raw materials used in the commercial printing process (such as paper, prepress supplies, ink, and boxes) from a number of major U.S. and Canadian, as well as many local, suppliers. We are not materially dependent on any one supplier and the raw materials we utilize are generally readily available. We use a two-tiered approach to purchasing in order to maximize the economies associated with our size, while maintaining the local efficiencies and time sensitivity required to meet customer demands. We negotiate master purchasing arrangements centrally with major suppliers and manufacturers to obtain preferential pricing terms, and then communicate the terms of these arrangements to our individual printing businesses. Each printing business orders goods and services through our major vendors as needed based on the terms set forth in our master purchasing agreements or, when appropriate, purchases locally. We continually monitor market conditions and product developments, as well as regularly review the contractual terms of our master purchasing agreements, to take advantage of our increasing buying power and maximize the benefits associated with these agreements. None of our supplier contracts obligate us to minimum purchase requirements that would result in us having to purchase excessive quantities of goods or incur a financial penalty.
We incur significant costs to purchase paper used in the printing process. However, fluctuations in paper pricing generally do not materially impact our operating margins because we typically quote, and subsequently purchase, paper for each specific printing project we are awarded. As a result, any changes in paper pricing are effectively passed through to customers by our printing businesses. The majority of our paper supply is obtained through merchant distributors. There are relatively few merchants that are considered national in scope in the U.S. and Canada, with numerous regional organizations that serve one or more of our printing businesses. We have negotiated master purchasing agreements with certain mills, which produce paper, and certain merchants, who distribute the paper produced by the mills. These agreements typically provide for volume-related discounts and additional periodic rebates based on the total amount of purchases made by our printing businesses from each mill and/or merchant. Certain of our mill suppliers produce a Consolidated Graphics branded paper we named “Inspire”, under arrangements generally similar to our other major vendor agreements. “Inspire” enables us to further leverage our purchasing power and differentiate ourselves to customers in the marketplace. During 2008, we introduced “Inspire Earth”. This branded paper features the same overall quality characteristics of “Inspire,” is Forest Stewardship Council Certified, the global benchmark for responsible forest management, and contains 10% post-consumer waste.
We also purchase a large quantity of prepress supplies, consisting mainly of plates and proofing materials. There are a limited number of key manufacturers of these materials, and we generally purchase prepress supplies from both major and regional distributors. We have obtained volume-related discounts and incentive arrangements from these manufacturers and receive periodic rebates based on the total amount of prepress supplies we purchase through these distributors.
Employees
As of April 30, 2008, we had 6,757 employees throughout our organization. Of this total, 807 were employed subject to the terms of various collective bargaining agreements, 462 of which are under collective bargaining agreements that have expired or will expire within one year. We are currently in negotiations for new collective bargaining agreements with unions at five of our printing businesses with expired collective bargaining agreements. We believe that our relations with our employees are generally satisfactory.
Government Regulation and Environmental Matters
Our printing businesses are subject to the environmental laws and regulations of the U.S. and Canada as well as state, provincial and local laws and regulations concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. The commercial printing process generates substantial quantities of inks, solvents and other waste products requiring disposal under the numerous laws and regulations relating to the environment. Our printing businesses typically recycle waste paper and contract for the removal of waste products. We believe our Company is in material compliance with all applicable air quality, waste disposal and other environmental-related rules and regulations, as well as with other general employee health and safety laws and regulations. We do not anticipate any material future capital expenditures for environmental control facilities. There can be no assurance, however, that future changes in environmental laws and regulations will not have a material effect on our consolidated financial condition or results of operations.
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
We may be adversely affected by a decline in the availability of raw materials.
We are dependant on the availability of paper, ink, and other raw materials to support our operations. Circumstances outside of our control in these markets could result in a decrease in the supply of paper, ink or other raw materials and could adversely affect our business and results of operations.
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
Our success depends, in part, on our general ability to attract, develop, motivate and retain highly skilled employees. The loss of a significant number of our employees or the inability to attract, hire, develop, train and retain additional skilled personnel could have a material adverse effect on us. Although our operating platform consists of many locations with a wide geographic dispersion, individual locations may encounter strong competition from other employers for skilled labor. In addition, various members of our management team have significant industry experience and a long track record with us that is important to our continued success. If one or more members of our senior management team leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in managing our business properly, which could harm our business and results of operations.
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
The markets for our services are highly fragmented and we have a large number of competitors, resulting in a highly competitive market and increasing risk of adverse pricing pressures in various circumstances outside of our control, including economic downturns.
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
We are subject to numerous laws and regulations, including, but not limited to, environmental and health and welfare benefit regulations, as well as those associated with being a public company. These rules and regulations may be changed by local, state, provincial, national or foreign governments or agencies. Changes in these regulations may result in a significant increase in our compliance costs. Compliance with changes in rules and regulations could require increases to our workforce, increased cost for services, compensation and benefits, or investments in new or upgraded equipment.
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
We depend on good labor relations.
If the employees at one or more of our unionized businesses were to engage in a strike or other work stoppage for any reason, including failure to enter into satisfactory collective bargaining agreements with unions, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both, which could have a material adverse effect on our results of operations.
We rely on the ability to borrow cash to make acquisitions, fund capital expenditures and provide working capital to the extent such cash needs exceed our internally generated cash flow.
We currently have adequate capacity under our primary bank credit facility as well as other sources of capital to fund our foreseeable cash needs in excess of our projected internally-generated cash flows. However, adverse changes in general economic conditions or in our financial performance could cause a limitation in the amount of capital available to us, and could result in a material adverse effect on our business, results of operations and growth strategies.
A decline in expected profitability of the Company or individual reporting units of the Company could result in the impairment of assets, including goodwill, other long-lived assets and deferred tax assets.
We have a significant amount of goodwill, other long-lived assets and deferred taxes on our balance sheet. A decline in expected profitability, could cause an impairment related to goodwill, other long-lived assets, or deferred tax assets and require us to record an impairment charge against income.

Item 1B. Unresolved Staff Comments
The Company has no unresolved written comments from the SEC staff regarding its periodic or current reports under the Exchange Act.
Item 2. Properties
As of April 30, 2008, our principal facilities consisted of approximately 5.8 million square feet that contain production, storage and office space, of which approximately 2.2 million square feet is owned and approximately 3.5 million square feet is leased. Certain of the leased facilities, totaling approximately .7 million square feet, are leased from former owners and current employees of five of our printing businesses. All other leases are with unaffiliated third parties. We believe our facilities are generally suitable for their present and intended purposes and are adequate for our current level of operations. These facilities are located across 27 states plus one Canadian province.
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

Fiscal 2008—Quarter Ended:	High	Low

June 30, 2007	80.58	67.75
September 30, 2007	75.11	48.65
December 31, 2007	71.53	45.60
March 31, 2008	58.18	38.49

Fiscal 2007—Quarter Ended:	High	Low

June 30, 2006	57.44	48.20
September 30, 2006	64.50	47.53
December 31, 2006	64.17	55.39
March 31, 2007	77.00	57.26
As of April 30, 2008, there were 73 shareholders of record representing approximately 2,513 beneficial owners.
In May 2007, our Board of Directors approved a common stock share repurchase program providing for repurchases of our common stock not to exceed an aggregate of $100 million in open-market or block purchase transactions. The Company completed this repurchase program in September 2007. In October 2007, our Board of Directors approved a common stock share repurchase program providing for repurchases of our common stock not to exceed and aggregate of $50 million in open-market or block purchase transactions. The Company completed this repurchase program in January 2008. The following are details of repurchases under our Board of Directors approved common stock repurchase program for the period covered by this report:

			Total Number	Maximum
			of Shares	Dollar Value of
			Repurchased	Shares that May
			as Part of	Yet Be
	Total Number of	Average	Publicly	Repurchased
	Shares	Price Paid	Announced	Under the
Period	Repurchased (a)	per Share	Plans	Announced Plans

Repurchases from January 1, 2008 through January 31, 2008	268,501	$44.60	268,501	—

Repurchases from February 1, 2008 through February 29, 2008	—	—	—	—

Repurchases from March 1, 2008 through March 31, 2008	—	—	—	—

Quarterly Total	268,501	$44.60	268,501

Fiscal 2008 Total	2,684,167	$55.92	2,684,167	—

We have not previously paid cash dividends on our common stock. We presently intend to retain all of our earnings to finance the continuing development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of cash dividends will depend upon the financial condition, capital requirements and earnings of our Company, as well as other factors our Board of Directors may deem relevant. In addition, our primary bank credit facility contains restrictions that limit our ability to pay cash dividends.
Information regarding our Long-Term Incentive Plan, as amended, as of March 31, 2008 is incorporated by reference into Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. Selected Consolidated Financial Data
The following selected consolidated financial data should be read in conjunction with and is qualified in its entirety by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements of our Company and the notes thereto included in Item 8. Financial Statements and Supplementary Data and elsewhere in this Annual Report on Form 10-K:

	Year Ended March 31
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Income Statement Data
Sales	$1,095,388	$1,006,186	$879,023	$779,016	$708,060
Cost of sales	812,401	736,996	661,560	586,615	540,080

Gross profit	282,987	269,190	217,463	192,401	167,980
Selling expenses	106,952	101,649	91,266	81,456	76,189
General and administrative expenses	78,804	69,223	58,993	54,116	51,887
Other (income) expense, net	(3,064)	—	—	—	—
Goodwill impairment(1)	—	11,533	—	—	—

Operating income	100,295	86,785	67,204	56,829	39,904
Interest expense, net	12,020	6,702	5,514	5,107	7,216

Income before income taxes	88,275	80,083	61,690	51,722	32,688
Income taxes	28,951	29,342	23,192	19,000	12,691

Net income	$59,324	$50,741	$38,498	$32,722	$19,997

Earnings per share
Basic	$4.76	$3.74	$2.81	$2.40	$1.49
Diluted	$4.63	$3.65	$2.73	$2.31	$1.44

	March 31
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data
Working capital	$138,250	$100,153	$67,474	$64,225	$47,488
Property and equipment, net	421,347	354,156	297,308	297,600	272,801
Total assets	872,663	723,969	611,313	590,229	526,209
Long-term debt, net of current portion	362,448	142,144	90,678	111,895	98,265
Total shareholders’ equity	279,793	365,536	318,946	283,332	245,612

(1)	Reflects the impairment of goodwill value as of March 31, 2007 under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and their notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors such as those referenced in “Forward Looking Statements.”
Overview
Our Company is a leading U.S. and Canadian provider of commercial printing services with 70 printing businesses spanning 27 states plus one Canadian province. Complementing the printing services we provide, we also offer (i) state-of-the-art fulfillment services from 13 fulfillment centers located at or near one of our printing businesses and (ii) proprietary digital technology solutions and e-commerce capabilities from two technology hubs located at our corporate headquarters and at one of our printing businesses in the Baltimore/Washington D.C. area.
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

•
Disciplined Acquisition Program—We selectively pursue opportunities to acquire additional printing businesses at reasonable prices. Some of these acquisitions may include smaller and/or distressed printing businesses for consolidation into one of our existing businesses.

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
Our printing businesses maintain their own sales, customer service, estimating and planning, prepress, production and accounting departments. Our corporate headquarters staff provides support to our printing businesses in such areas as human resources, purchasing, internal financial controls design and management information systems. We also maintain centralized treasury, risk management, tax, internal audit and consolidated financial reporting activities.
Our sales are derived from commercial printing services. These services consist of (i) traditional print services, including electronic prepress, printing, finishing, storage and delivery of high-quality materials which are custom manufactured to our customers’ design specifications; (ii) fulfillment and mailing services for such printed materials; and (iii) digital technology solutions and e-commerce capabilities that enable our customers to more efficiently procure and manage printed materials and/or design, procure, distribute, track and analyze results of printing-based marketing programs and activities. Examples of the types of documents we print for our customers include high-quality, multi-color marketing materials, product and capability brochures, point-of-purchase displays, direct mail pieces, shareholder communications, trading cards, catalogs and training manuals.
Most of our sales are generated by individual orders through commissioned sales personnel. We recognize revenue from these orders when we deliver the ordered goods and services. To a large extent, continued engagement of our Company by our customers for successive business opportunities depends upon the customers’ satisfaction with the quality of products and services we provide. As such, it is difficult for us to predict with any high degree of certainty the number, size, and profitability of printing services that we expect to provide for more than a few weeks in advance. Our revenues, however, tend to be strongest in the quarter ended December 31 followed by revenue in the quarter ended March 31. Conversely, revenues tend to be seasonally weaker in the quarters ended June 30 and September 30.

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
Results of Operations
The following table sets forth our Company’s historical consolidated income statements and certain percentage relationships for the periods indicated:

				As a Percentage of Sales
	Year Ended March 31			Year Ended March 31
	2008	2007	2006	2008	2007	2006
	(In millions)
Sales	$1,095.4	$1,006.2	$879.0	100.0%	100.0%	100.0%
Cost of sales	812.4	737.0	661.5	74.2	73.2	75.3

Gross profit	283.0	269.2	217.5	25.8	26.8	24.7
Selling expenses	107.0	101.7	91.3	9.8	10.1	10.4
General and administrative expenses	78.8	69.2	59.0	7.2	6.9	6.7
Other (income) expense, net	(3.1)	—	—	(0.3)	—	—
Goodwill impairment	—	11.5	—	—	1.2	—

Operating income	100.3	86.8	67.2	9.1	8.6	7.6
Interest expense, net	12.0	6.7	5.5	1.1	0.7	0.6

Income before taxes	88.3	80.1	61.7	8.0	7.9	7.0
Income taxes	29.0	29.4	23.2	2.6	2.9	2.6

Net income	$59.3	$50.7	$38.5	5.4%	5.0%	4.4%

Our sales and expenses during the periods shown were impacted by the acquisition of three printing businesses in fiscal 2008, two printing businesses in fiscal 2007 and four printing businesses in fiscal 2006. In accordance with the purchase method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. Accordingly, acquisitions affect our financial results in any one year compared to the prior year by the full-year impact of prior year acquisitions (as compared to the partial impact in the prior year) and the partial-year impact of current year acquisitions. This revenue impact is referred to below as the “incremental impact of acquisitions.” We refer to revenue growth or decline, excluding the effect of revenues contributed by acquisitions in the most recent fiscal year as “organic” or “same-store” sales growth or decline.
Analysis of Consolidated Income Statements for Fiscal 2008 as Compared to Fiscal 2007
Sales for fiscal 2008 increased $89.2 million, or 9%, to $1.10 billion from $1.01 billion in fiscal 2007. The $89.2 million revenue increase is attributable to an increase of $109.4 million from the incremental impact of acquisitions, partially offset by an internal same-store revenue decline of $20.2 million due largely to an $11.7 million decline in election-related printing. Excluding the decline in election-related printing, internal sales were down .8% compared to 2007. We believe this decline was generally due to the weakness of the U.S. economy during the year.
Fiscal 2008 gross profit increased by $13.8 million, or 5%, to $283 million from $269.2 million in fiscal 2007. This increase was primarily attributable to the increased sales levels discussed above, which were significantly affected by the incremental impact of acquisitions. Gross profits as a percentage of sales, declined to 25.8% from 26.8% in fiscal 2007 due to relatively lower gross margins for recently acquired businesses, as well as higher expenses related to direct start-up expenses associated with our growing digital printing business.
Selling expense for fiscal 2008 increased $5.3 million, or 6%, to $107 million from $101.7 million in fiscal 2007. The increase is attributable to higher commission expense due to the increased sales levels noted above. As a percentage of sales, selling expenses in fiscal 2008 declined to 9.8% from 10.1% in fiscal 2007. The decline was primarily due to lower selling expense as a percentage of sales for recently acquired businesses.
General and administrative expenses for fiscal 2008 increased $9.6 million, or 14%, to $78.8 million from $69.2 million in fiscal 2007. This increase was caused by the incremental impact of acquisitions (including intangible asset amortization) and an increase in professional fees related to legal costs and information technology consulting fees. Overall, as a percentage of sales, general and administrative expenses in fiscal 2008 increased to 7.2% from 6.9% in fiscal 2007.
Other income for fiscal 2008 of $3.1 million related to a foreign currency transaction gain primarily resulting from certain transactions at our Canadian subsidiary denominated in U.S. dollars.
Based on our annual evaluation of goodwill at March 31, 2008, no goodwill impairment was recorded. Goodwill impairment for fiscal 2007 was $11.5 million.
Net interest expense for fiscal 2008 increased $5.3 million, or 80%, to $12 million from $6.7 million in fiscal 2007, mostly due to a higher level of average debt outstanding due to borrowings used to fund 2008 acquisitions and share repurchases under our common stock repurchase program. The increase was partially offset by a decrease in our weighted average interest rate.
Income taxes for fiscal 2008 were $29.0 million, reflecting an overall effective tax rate of 32.8% as compared to an effective tax rate of 36.6% in fiscal 2007. In fiscal 2008, the effective tax rate declined primarily as a result of a reduction in reserves related to certain tax positions, partially offset by an increase in state income taxes.
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

	Year Ended March 31
	2008	2007	2006
	(In millions)

Net cash provided by operating activities	$110.2	$72.8	$79.2
Acquisitions of businesses	(97.3)	(67.6)	(28.0)
Capital expenditures, net of proceeds from asset dispositions (1)	(39.4)	(39.1)	(13.9)
Net proceeds (payments) under bank credit facilities	177.4	51.1	(27.1)
Net payments on term equipment notes and other debt	(1.1)	(3.1)	(8.8)
Payments to repurchase and retire common stock	(150.0)	(24.7)	(6.7)
Proceeds from exercise of stock options	2.9	17.6	2.5

(1)	Excludes capital expenditures of $41 million in fiscal 2008, $5.1 million in fiscal 2007, and $16.5 million in fiscal 2006, which were directly financed and/or accrued as a current liability.
Additionally, our cash position, working capital and debt obligations as of March 31, 2008, 2007 and 2006 are shown below and should be read in conjunction with our consolidated balance sheets and the notes thereto included in Item 8. Financial Statements and Supplementary Data:

	March 31
	2008	2007	2006
	(In millions)

Cash and cash equivalents	$15.1	$12.0	$5.0
Working capital, inclusive of cash and cash equivalents	138.3	100.2	67.5
Total debt	385.7	154.6	101.5
Net cash provided by operating activities increased by $38.0 million for fiscal 2008 compared to fiscal 2007. This increase was primarily related to a $26.1 million increase in accounts receivable, an $8.6 million increase in net income, and an $11.5 million decrease in goodwill impairment. Since our cash requirements in fiscal 2008 for capital expenditures, business acquisitions and stock repurchases exceeded internally generated cash flow, we incurred additional borrowings resulting in a $231.1 million increase in our total debt obligations for the year.
During fiscal 2008, we invested $82.4 million in new technology, equipment and real estate, of which $21.5 million was for digital presses and related technology.
We believe that our cash flow provided by operations, combined with new borrowings, will be adequate to cover our fiscal 2009 working capital growth, debt service requirements and planned capital expenditures.

We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon prevailing market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. There can be no assurance that we will be able to acquire additional printing businesses on terms acceptable to us. During fiscal 2008, the Company completed the acquisitions of three printing businesses. The Pikes Peak Lithographing Company, The Cyril-Scott Company and PBM Graphics, Inc. acquisitions were funded principally by borrowings under bank credit facilities. We expect to fund future acquisitions through cash flow provided by operations and/or additional borrowings. We have in the past issued our common stock as purchase price consideration in some of our acquisitions. Although we may issue common stock for such purposes in the future, we do not expect to do so in the foreseeable future because of our current financial liquidity and ability to utilize available cash or make additional borrowings instead of issuing common stock.
In May 2007, our Board of Directors approved a common stock share repurchase program providing for repurchases of our common stock not to exceed an aggregate of $100 million in open-market or block purchase transactions. During the six month period ended September 30, 2007, we repurchased 1,660,466 shares of our common stock at a total cost of $100 million. In October 2007, our Board of Directors approved an additional common stock share repurchase program providing for repurchases of our common stock not to exceed an aggregate of $50 million in open-market or block purchase transactions. During the six month period ended March 31, 2008, we repurchased 1,023,701 shares of our common stock at a total cost of $50 million. Therefore, we repurchased a total of 2,684,167 shares of our common stock at a total cost of $150 million in fiscal 2008.
Debt Obligations
Our primary bank credit facility (as amended, the “Credit Agreement”) currently provides for $335 million in revolving credit and has a maturity date of October 6, 2011. At March 31, 2008, outstanding borrowings under the Credit Agreement were $233 million and accrued interest at a weighted average rate of 3.9%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of .625% to 1.50%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). We are also required to pay an annual commitment fee ranging from .15% to .275% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At March 31, 2008 the applicable LIBOR interest rate margin was 1.00% and the applicable commitment fee was .20%.
We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at March 31, 2008. In the event that we are unable to remain in compliance with these covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be re-classified as a current liability. In the event that we were unable to obtain a waiver, re-negotiate or re-finance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would result.
We also maintain an unsecured credit facility with a commercial bank (as amended, the “A&B Credit Facility”) currently consisting of a U.S. $5 million maximum borrowing limit component and a separate Canadian $31 million maximum borrowing limit component. At March 31, 2008, outstanding borrowings under the A&B Credit Facility were U.S. $2.2 million, which accrued interest at a weighted average rate of 5.3%, and Canadian $28 million ($27.4 million U.S. equivalent), which accrued interest at a weighted average rate of 5.8%. An annual reduction of Canadian $4 million on the Canadian dollar denominated commitment occurs on each anniversary date of the A&B Credit Facility until the final maturity date of January 2, 2011. There are no significant covenants or restrictions set forth in the A&B Credit Facility; however, a default by us under the Credit Agreement constitutes a default under the A&B Credit Facility.
In addition, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5 million. One facility expires in October 2008 while the other facility expires in December 2008. At March 31, 2008, outstanding borrowings under the Auxiliary Bank Facilities totaled $9.3 million and accrued interest at a weighted average rate of 3.7%. Because we currently have the ability and intent to refinance the borrowings outstanding under the Auxiliary Bank Facilities expiring in October and December 2008, such borrowings are classified as long-term debt in our consolidated balance sheet at March 31, 2008. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.
At March 31, 2008, outstanding borrowings under our term equipment notes totaled $104.5 million and accrued interest at rates between 3.9% and 7.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance, and are secured by certain equipment of the Company. We are not subject to any significant financial covenants in connection with any of the term equipment notes. At March 31, 2008, outstanding borrowings under our real estate notes totaled $4.4 million and accrued interest at 6%. The real estate notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance and are secured by the real estate. At March 31, 2008, other debt obligations totaled $4.9 million and provided for principal payments plus interest (at fixed and variable rates) for defined periods up to 15 years from the date of issuance. We do not have any significant financial covenants or restrictions associated with the real estate notes or the other debt obligations. The Credit Agreement places certain limitations on the amount of additional term note obligations we may incur in the future.
As of March 31, 2008, our available credit under existing credit facilities was approximately $101.8 million.
Contractual Obligations and Other Commitments
As of March 31, 2008, the scheduled maturity of our contractual obligations is as follows (in millions):

		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years

Debt obligations	$385.7	$23.3	$46.4	$304.4	$11.6
Operating lease obligations	97.9	18.7	27.6	19.5	32.1
Operating leases—We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business.
Letters of credit—In connection with our assumption of obligations under outstanding industrial revenue bonds, which are reflected as debt in the accompanying consolidated financial statements, and our assumption of certain contingent liabilities related to certain of our acquisitions, we had letters of credit outstanding as of March 31, 2008 totaling $6.6 million. All of these letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in October 2011, and we will be required to obtain replacement letters of credit at that time, as needed.
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
Revenue Recognition—We primarily recognize revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into our fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Because printed products manufactured for our customers are customized based upon the customers specifications, product returns are insignificant.

Receivables, net of valuation allowance—Accounts receivable at March 31, 2008 were $209.0 million, net of a $3.6 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by contraction in the U.S. economy or other factors beyond our control. Changes in our estimates of collectibility could have a material adverse effect on our consolidated financial condition or results of operations.
Goodwill and other intangible assets—We evaluate the carrying value of our goodwill and other intangible assets with indefinite lives as of each fiscal year end, or at any time that management becomes aware of an indication of impairment. Our evaluation is based on certain data estimated by management to be indicators of future cash flows at each of our facilities. Estimating future cash flows requires judgments regarding future economic conditions, demand for services and pricing. Our evaluation also makes use of estimates of market multiples of cash flow at which transactions could be completed in the current market and calculation of estimated discounted cash flows. If our estimates of future cash flows or market multiples prove to be materially inaccurate, an impairment charge could be necessary in future periods.
Impairment of long-lived assets—We evaluate long-lived assets, including property, plant and equipment, and intangible assets other than goodwill or intangible assets with indefinite lives whenever events or changes in conditions indicate that the carrying value may not be recoverable. The evaluation requires us to estimate future undiscounted cash flows associated with an asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, then the need for an impairment may exist. Estimating future cash flows requires judgments regarding future economic conditions, demand for services and pricing. Although we believe our estimates are reasonable, significant differences in the actual performance of the asset or group of assets may materially affect our asset values and require an impairment charge in future periods.
Insurance liabilities—We are self-insured for the majority of our workers’ compensation and group health insurance costs. Insurance claims liabilities have been accrued using a combination of our historical loss experience and subjective assessment of our future loss exposure, together with advice provided by administrators and consulting actuaries. The estimates of expected loss amounts are subject to uncertainties arising from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions, which could result in an increase or decrease in accrued costs in future periods for claims matters which occurred in a prior period.
Accounting for income taxes—As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Additionally, we account for uncertain tax positions in accordance with Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No.109 (FIN 48). For additional information regarding FIN 48, refer to Note 6. Income Taxes in the footnotes to our consolidated financials.
Accounting for acquisitions—The allocations of purchase price to acquired assets and liabilities are initially based on estimates of fair value and are prospectively revised if and when additional information concerning certain asset and liability valuations we are waiting for at the time of the initial allocations is obtained, provided that such information is received no later than one year after the date of acquisition. In addition, we retain an independent third-party valuation firm to assist in the identification, valuation and determination of useful lives of identifiable intangible assets in connection with our acquisitions.
New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurement. Our adoption of SFAS No.157 effective as of April 1, 2008 is not expected to have a material impact on our consolidated financial condition or results of operations.
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
In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R requires the acquiring entity to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at acquisition date. Acquisition related costs are recognized separately from the acquisition. Our adoption of SFAS No. 141R effective as of April 1, 2009 is not expected to have a material impact on our consolidated financial condition or results of operations.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 160 requires non-controlling interests in a subsidiary be reported as equity in the consolidated financial statements, the attributable net income be identified and presented on the face of the consolidated statement of income and changes in the ownership be accounted for consistently. The statement also includes requirements when an interest is deconsolidated. Disclosure should be sufficient to clearly identify and distinguish between the interests of the reporting entity and that of the non-controlling interests owners. Our adoption of SFAS No. 160 effective as of April 1, 2009 is not expected to have a material impact on our consolidated financial condition or results of operations.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. We are exposed to market risk in interest rates related primarily to our debt obligations, which as of March 31, 2008 include $109.2 million of fixed rate debt and $276.5 million of variable rate debt. A 1% increase in the interest rate on our variable rate debt would change our interest expense by approximately $2.8 million on an annual basis. The following table sets forth the average interest rate for the scheduled maturities of our debt obligations as of March 31, 2008 ($ in millions):

								Estimated
								Fair Value
								At March 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2008
Fixed Rate Debt:
Amount	$22.7	$24.4	$21.1	$15.2	$14.2	$11.6	$109.2	$98.2
Average interest rate	5.72%	6.21%	5.71%	5.84%	5.68%	6.03%	5.87%
Variable Rate Debt:
Amount	$.5	$.5	$0.4	$272.1	$3.0	—	$276.5	$276.5
Average interest rate	2.61%	2.25%	2.25%	5.27%	2.25%	—	5.23%

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
The scope of management’s assessment of the effectiveness of our internal control over financial reporting includes the Company’s consolidated subsidiaries, except for certain businesses acquired by the Company on December 21, 2007 and March 14, 2008, respectively, as permitted by the rules and regulations of the Securities and Exchange Commission. The Company’s consolidated net sales for the year ended March 31, 2008 were $1.1 billion, of which the certain businesses acquired by the Company on December 21, 2007 and March 14, 2008, totaled $16.6 million. The Company’s consolidated total assets as of March 31, 2008 were $872.7 million, of which the certain businesses acquired by the Company on December 21, 2007 and March 14, 2008, totaled $120.9 million.
Management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008. The Company’s internal control over financial reporting as of March 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included on page 26.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Consolidated Graphics, Inc.:
We have audited the accompanying consolidated balance sheets of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in note 6 to the consolidated financial statements, effective April 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consolidated Graphics, Inc.’s and subsidiaries internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
May 28, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Consolidated Graphics, Inc.:
We have audited Consolidated Graphics, Inc. (the “Company”) internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Company acquired certain businesses on December 21, 2007 and March 14, 2008, and management excluded from its assessment of the effectiveness of its internal control over financial reporting as of March 31, 2008, the certain businesses’ internal control over financial reporting associated with the total assets of $120.9 million, and total revenues of $16.6 million included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended March 31, 2008. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the certain businesses.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2008, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2008, and our report dated May 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
May 28, 2008

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31
	2008	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,131	$12,043
Accounts receivable, net	209,000	185,722
Inventories	61,511	46,951
Prepaid expenses	7,127	7,532
Deferred income taxes	9,353	8,479

Total current assets	302,122	260,727
PROPERTY AND EQUIPMENT, net	421,347	354,156
GOODWILL AND INTANGIBLES, net	141,381	101,768
OTHER ASSETS	7,813	7,318

	$872,663	$723,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$23,252	$12,421
Accounts payable	56,948	58,519
Accrued liabilities	83,488	89,496
Income taxes payable	184	138

Total current liabilities	163,872	160,574
LONG-TERM DEBT, net of current portion	362,448	142,144
OTHER LIABILITIES	13,655	—
DEFERRED INCOME TAXES	52,895	55,715
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 11,079,011 and 13,693,698 issued and outstanding	111	137
Additional paid-in capital	153,204	185,098
Retained earnings	127,376	180,113
Other comprehensive income	(898)	188

Total shareholders’ equity	279,793	365,536

	$872,663	$723,969

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)

	Year Ended March 31
	2008	2007	2006

SALES	$1,095,388	$1,006,186	$879,023
COST OF SALES	812,401	736,996	661,560

Gross profit	282,987	269,190	217,463
SELLING EXPENSES	106,952	101,649	91,266
GENERAL AND ADMINISTRATIVE EXPENSES	78,804	69,223	58,993
OTHER INCOME, NET	(3,064)	—	—
GOODWILL IMPAIRMENT	—	11,533	—

Operating income	100,295	86,785	67,204
INTEREST EXPENSE	12,366	7,011	5,692
INTEREST INCOME	(346)	(309)	(178)

Income before taxes	88,275	80,083	61,690
INCOME TAXES	28,951	29,342	23,192

Net income	$59,324	$50,741	$38,498

BASIC EARNINGS PER SHARE	$4.76	$3.74	$2.81
DILUTED EARNINGS PER SHARE	$4.63	$3.65	$2.73

SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	12,463	13,580	13,719
Diluted	12,822	13,905	14,127
See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

			Additional		Accumulated Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

BALANCE, March 31, 2005	13,760	$138	$168,905	$114,289	$—	$283,332
Exercise of stock options, including tax benefit	124	1	3,770	—	—	3,771
Repurchase and retire common stock	(170)	(1)	(2,094)	(4,560)	—	(6,655)
Net income	—	—	—	38,498	—	38,498

BALANCE, March 31, 2006	13,714	138	170,581	148,227	—	318,946
Exercise of stock options, including tax benefit	445	3	17,619	—	—	17,622
Compensation expense	—	—	2,695	—	—	2,695
Repurchase and retire common stock	(465)	(4)	(5,797)	(18,855)	—	(24,656)
Currency translation adjustment	—	—	—	—	188	188
Net income	—	—	—	50,741	—	50,741

BALANCE, March 31, 2007	13,694	137	185,098	180,113	188	365,536
Exercise of stock options, including tax benefit	67	1	2,869	—	—	2,870
Compensation expense	—	—	2,057	—	—	2,057
Repurchase and retire common stock	(2,682)	(27)	(36,820)	(113,250)	—	(150,097)
Currency translation adjustment	—	—	—	—	(1,086)	(1,086)
FIN 48 cumulative adjustment	—	—	—	1,189	—	1,189
Net income	—	—	—	59,324	—	59,324

BALANCE, March 31, 2008	11,079	$111	$153,204	$127,376	$(898)	$279,793

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31
	2008	2007	2006

OPERATING ACTIVITIES
Net income	$59,324	$50,741	$38,498
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	53,886	45,270	45,663
Non-cash currency gain	(3,807)	—	—
Goodwill impairment	—	11,533	—
Deferred income tax provision	6,029	(6,554)	137
Share-based compensation expense	2,057	2,695	—
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	1,419	(24,727)	(3,969)
Inventories	(32)	(4,434)	157
Prepaid expenses	1,232	(394)	(833)
Other assets	(258)	(146)	(279)
Accounts payable and accrued liabilities	(3,902)	2,129	(3,101)
Other liabilities	(5,812)	—	—
Income taxes payable	46	(3,339)	2,976

Net cash provided by operating activities	110,182	72,774	79,249

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(97,258)	(67,555)	(27,983)
Purchases of property and equipment	(41,394)	(43,217)	(16,382)
Proceeds from asset dispositions	2,019	4,095	2,517

Net cash used in investing activities	(136,633)	(106,677)	(41,848)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	289,377	230,867	52,916
Payments on bank credit facilities	(111,972)	(179,773)	(80,060)
Proceeds from issuance of term equipment notes	15,558	8,154	—
Payments on term equipment notes and other debt	(16,645)	(11,290)	(8,820)
Payments to repurchase and retire common stock	(150,097)	(24,656)	(6,655)
Proceeds from exercise of stock options, including tax benefit	2,869	17,622	2,459

Net cash provided by (used in) financing activities	29,090	40,924	(40,160)

Effect of exchange rate changes on cash	449	29	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,088	7,050	(2,759)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,043	4,993	7,752

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,131	$12,043	$4,993

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
1. BUSINESS
Consolidated Graphics, Inc. (collectively with its consolidated subsidiaries referred to as “the Company”) is a leading provider of commercial printing services.
The Company’s printing businesses maintain their own sales, customer service, estimating and planning, prepress, production and accounting departments. The Company’s corporate headquarters staff provides support to its printing businesses in such areas as human resources, purchasing, internal financial controls design and management information systems. The Company also maintains centralized treasury, risk management, tax, internal audit and consolidated financial reporting activities.
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
The scope and extent of services provided to the Company’s customers typically varies for each individual order it receives, depending on customer-specific factors including the intended uses for the printed materials. Furthermore, each of the Company’s locations generally is capable of providing a complete range of services to its customers. Accordingly, the Company does not operate its business in a manner that differentiates among its respective capabilities and services for financial or management reporting purposes, rather each of its printing businesses is defined as a distinct reporting unit.
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

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
Revenue Recognition and Accounts Receivable—The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Because printed products manufactured for the Company’s customers are customized based upon the customers specifications, product returns are insignificant. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 3% of the Company’s revenues in any of the years ended March 31, 2008, 2007 or 2006. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Accounts receivable in the accompanying consolidated balance sheets are reflected net of allowance for doubtful accounts of $3,575 and $3,080 at March 31, 2008 and 2007.
Inventories—Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. Raw materials consist of paper, ink, proofing materials, plates, boxes and other general supplies. Inventory values consist of purchased raw materials, labor and overhead costs. The carrying values of inventories are set forth below:

	March 31
	2008	2007

Raw materials	$25,983	$15,608
Work in progress	29,447	26,659
Finished goods	6,081	4,684

	$61,511	$46,951

Long-Lived Assets—The Company determines the realization of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and its other long-lived assets, including property, plant and equipment, and intangible assets other than goodwill or intangible assets with indefinite lives in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 142, the Company determines fair value using earnings before interest and income taxes and the weighted average costs of capital adjusted by a growth rate for each reporting unit. Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment. Under SFAS No. 144, the Company compares the carrying value of long-lived assets to its fair value determined by using projections of future undiscounted cash flows attributable to such assets and other factors such as business trends and general economic conditions. In the event that the carrying value of any long-lived asset exceeds its fair value, the Company records an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. The Company evaluates long-lived assets, including property, plant and equipment, and intangible assets other than goodwill or intangible assets with indefinite lives whenever events or changes in conditions indicate that the carry value may not be recoverable.
Goodwill totaled $102,423 at March 31, 2008 and represents the excess of the Company’s purchase cost over the fair value of the net assets of acquired businesses, net of previously recorded amortization and impairment expense. As of March 31, 2008, the Company conducted its annual evaluation of goodwill and determined that no impairment was required. As of March 31, 2007, the Company conducted its annual evaluation of goodwill and determined that an impairment of the goodwill attributable to four printing businesses totaling $11,533 was necessary. A tax benefit of $3,717 was recorded in connection with the impairment.
The net book value of other intangible assets at March 31, 2008 was $38,958. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions and are generally amortized on a straight-line basis over periods of up to 25 years. Amortization expense totaled $2,426 in 2008, $1,608 in 2007 and $1,321 in 2006.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
Accrued Liabilities—The significant components of accrued liabilities are as follows:

	March 31
	2008	2007

Advances from customers	$12,101	$8,549
Compensation and benefits	35,473	35,010
Manufacturing materials and services	9,809	7,150
Sales, property and other taxes	5,463	18,993
Other(1)	20,642	19,794

	$83,488	$89,496

(1)
Other accrued liabilities are principally comprised of contingent transaction consideration associated with certain of the Company’s acquisitions and accrued self-insurance claims for certain insurance programs. None of the individual items in other accrued liabilities at March 31, 2008 and 2007 were individually greater than 5% of total current liabilities in those years.

Income Taxes—The provision for income taxes includes federal, state and foreign income taxes currently payable and deferred based on currently enacted tax laws. Deferred income taxes are provided for the tax consequences of differences between the financial statement and tax basis of assets and liabilities. The Company reduces deferred tax assets by a valuation allowance when, based on its estimates, it is more likely than not that a portion of those assets will not be realized in a future period.
Supplemental Cash Flow Information—The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. Certain of the Company’s capital expenditures are considered to be non-cash transactions. The Company issued term notes payable totaling $41,015 and $5,110 (see Note 5. Long-Term Debt) in the years ended March 31, 2008 and 2007 to finance the purchase of certain new equipment. The Company paid cash for interest and income taxes, net of refunds, totaling $12,663 and $26,745 in 2008, $6,030 and $33,895 in 2007, and $5,373 and $18,952 in 2006.
Recent Accounting Pronouncements—
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
In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R requires the acquiring entity to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at acquisition date. Acquisition related costs are recognized separately from the acquisition. The Company’s adoption of SFAS No. 141R effective as of April 1, 2009 is not expected to have a material impact on its consolidated financial condition or results of operations.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 160 requires non-controlling interests in a subsidiary be reported as equity in the consolidated financial statements, the attributable net income be identified and presented on the face of the consolidated statement of income and changes in the ownership be accounted for consistently. The statement also includes requirements when an interest is deconsolidated. Disclosure should be sufficient to clearly identify and distinguish between the interests of the reporting entity and that of the non-controlling interests owners. The Company’s adoption of SFAS No. 160 effective as of April 1, 2009 is not expected to have a material impact on its consolidated financial condition or results of operations.

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
Fair Value of Financial Instruments—The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the fair value of its variable rate debt obligations, which totaled $276,499 and $101,297 at March 31, 2008 and 2007, approximated their recorded values. The Company estimates that the fair value of its fixed rate debt obligations totaling $109,186 at March 31, 2008 was $98,180 and that the fair value of its fixed rate debt obligations totaling $53,268 at March 31, 2007 was $53,335. Estimates of fair value are based on estimated interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.
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
Stock-Based Compensation—The Company accounts for stock-based compensation in accordance with SFAS No. 123 (R), Share-Based Payment, and it measures the cost of the employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant rather than its intrinsic value. In addition, to the extent that the Company receives a tax benefit upon exercise of an award, such benefit is reflected under SFAS No. 123(R) as cash flow from financing activities in the Consolidated Statement of Cash Flows rather than operating activities as in 2006.
Foreign Currency Translation—Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at quarter-end exchange rates. Income and expense items are translated at the average monthly exchange rate. The effects of translation are included as a component of accumulated other comprehensive income in shareholders’ equity. In 2008, the Company recorded a net foreign currency transaction gain of $3,064 related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency. The net foreign currency transaction gain is recorded in Other Income on the Consolidated Income Statement.
Accumulated Other Comprehensive Income—Other comprehensive income is comprised exclusively of foreign currency translation adjustments.
Geographic Information—Revenues and long-lived assets of the Company’s subsidiaries operating outside the United States were $46,088 and $28,610 as of and for the year ended March 31, 2008.
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
In fiscal 2008, the Company paid cash totaling $91,140 to acquire the operations and assets of three printing businesses. The preliminary allocation of the purchase price of the businesses acquired includes current assets of $39,034, property and equipment of $39,872, goodwill and other intangible assets of $44,549 and other assets of $212, less accrued liabilities of $18,802 and debt assumed of $13,725. Additionally, the Company paid cash totaling $6,118 to satisfy certain

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
liabilities incurred in connection with certain prior period acquisitions. Based on certain additional information received by the Company regarding its fiscal 2007 acquisitions, $3,687 of purchase price previously attributed to goodwill was allocated to other intangible assets during fiscal 2008. The Company is awaiting additional information concerning certain asset and liability valuations in order to finalize the allocation of purchase price for certain fiscal 2008 acquisitions, and expects to receive such information no later than one year following the respective dates of acquisition.
In fiscal 2007, the Company paid cash totaling $62,406 to acquire the operations and assets of two printing businesses. The preliminary allocation of the purchase price of the businesses acquired include current assets of $18,890, property and equipment of $45,944, goodwill and other intangible assets of $15,507 and other assets of $216, less accrued liabilities of $18,151. Additionally, the Company (i) paid cash totaling $5,107 to acquire certain real property and (ii) paid net cash totaling $42 in connection with the finalization of certain working capital adjustments during fiscal 2007 relating to prior year acquisitions. Based on certain additional information received by the Company regarding its fiscal 2006 acquisitions, $1,530 of purchase price previously attributed to other intangible assets was allocated to goodwill during fiscal 2007.
4. PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, net of accumulated depreciation. The costs of major renewals and betterments are capitalized; repairs and maintenance costs are expensed when incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the various classes of assets.
The following is a summary of the Company’s property and equipment and their estimated useful lives:

			Estimated
	March 31		Life
Description	2008	2007	in Years

Land	$15,137	$13,909	—
Buildings and leasehold improvements	111,710	96,236	5-30
Machinery and equipment	535,227	457,233	5-20
Computer equipment and software	29,884	24,171	2-5
Furniture, fixtures and other	10,818	9,926	2-7

	702,776	601,475
Less—accumulated depreciation	(281,429)	(247,319)

	$421,347	$354,156

Depreciation expense related to the Company’s property and equipment totaled $49,964 in 2008, $42,367 in 2007 and $40,007 in 2006.
5. LONG-TERM DEBT
The following is a summary of the Company’s long-term debt as of:

	March 31
	2008	2007

Bank credit facilities	$271,868	$94,143
Term equipment notes	104,505	48,144
Other	9,327	12,278

	385,700	154,565
Less—current portion	(23,252)	(12,421)

	$362,448	$142,144

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
The Company’s primary bank credit facility (as amended, the “Credit Agreement”) currently provides for $335,000 in revolving credit and has a maturity date of October 6, 2011. At March 31, 2008, outstanding borrowings under the Credit Agreement were $233,000 and accrued interest at a weighted average rate of 3.9%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of .625% to 1.50%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). The Company is also required to pay an annual commitment fee ranging from .15% to .275% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At March 31, 2008, the applicable LIBOR interest rate margin was 1.00% and the applicable commitment fee was .20%.
The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at March 31, 2008.
The Company also maintains an unsecured credit facility with a commercial bank (as amended, the “A&B Credit Facility”) currently consisting of a U.S. $5,000 maximum borrowing limit component and a separate Canadian $31,000 maximum borrowing limit component. On March 13, 2008, the Company entered into a First Amendment to the A&B Credit Agreement, which decreased the U.S. maximum borrowing limit to $5,000 and increased the separate Canadian maximum borrowing limit to $31,000. At March 31, 2008, outstanding borrowings were U.S. $2,200, which accrued interest at a weighted average rate of 5.3%, and Canadian $28,000 ($27,365 U.S. equivalent), which accrued interest at a weighted average rate of 5.8%.
Under the terms of the A&B Credit Facility, U.S. dollar denominated borrowings accrue interest and bear an annual commitment fee at rates equal to those under the Credit Agreement. Canadian dollar denominated borrowings accrue interest at the Company’s option, at either (1) the Canadian Dollar Offer Rate (“CDOR”) plus a margin of .625% to 1.50%, or (2) an alternate base rate based upon the Canadian Prime Rate. The Company is also required to pay an annual commitment fee ranging from .15% to .275% on available but unused Canadian dollar amounts. For both the U.S. and Canadian components, the interest rate margin and the commitment fee are based upon the financial performance measures set forth in the Credit Agreement and are redetermined quarterly. An annual reduction of Canadian $4,000 on the Canadian dollar denominated commitment occurs on each anniversary date of the A&B Credit Facility until the final maturity date of January 2, 2011. There are no significant covenants or restrictions set forth in the A&B Credit Facility; however, a default by the Company under the Credit Agreement will constitute a default under the A&B Credit Facility. At March 31, 2008, the applicable CDOR interest rate margin was 1.00% and the applicable commitment fee was .20%. Proceeds from borrowings under the A&B Credit Facility may be used for general corporate purposes.
In addition the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. One facility expires in October 2008 while the other facility expires in December 2008. At March 31, 2008, outstanding borrowings under the Auxiliary Bank Facilities totaled $9,302 and accrued interest at a weighted average rate of 3.7%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facilities expiring in October and December 2008, such borrowings are classified as long-term debt in the accompanying consolidated balance sheet at March 31, 2008. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
At March 31, 2008, outstanding borrowings under term equipment notes totaled $104,505 and accrued interest at rates between 3.9% and 7.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. At March 31, 2008, outstanding borrowings under our real estate notes totaled $4,438 and accrued interest at 6%. The real estate notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance and are secured by the real estate. At March 31, 2008, other debt obligations totaled $4,889 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 15 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with the real estate notes or other debt obligations. The Credit Agreement places certain limitations on the amount of additional term note obligations the Company may incur in the future.
The principal payment requirements by fiscal year under the Company’s debt obligations referenced above are:

	2009	2010	2011	2012	2013	Thereafter

Debt obligations	$23,252	$24,906	$21,493	$287,225	$17,177	$11,647
6. INCOME TAXES
Income (loss) from continuing operations before income taxes for the years ended March 31, was as follows (in thousands):

	Year Ended March 31
	2008	2007	2006

Domestic	78,330	78,590	61,690
Foreign	9,945	1,493	—

	$88,275	$80,083	$61,690

The provision for income taxes is comprised of the following:

	Year Ended March 31
	2008	2007	2006
Current
Federal	$17,927	$32,519	$21,162
State	3,001	2,751	1,893
Foreign	1,994	626	—

	22,922	35,896	23,055

Deferred
Federal	4,506	(3,866)	689
State	460	(2,688)	(552)
Foreign	1,063	—	—

	6,029	(6,554)	137

	$28,951	$29,342	$23,192

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
The provision for income taxes differs from an amount computed at the federal statutory rate as follows:

	Year Ended March 31
	2008	2007	2006

Provision at the federal statutory rate	$30,896	$28,029	$21,592
State income taxes, net of federal income tax benefit	3,103	41	872
Non-deductible expenses	1,569	1,347	1,314
Benefit of domestic production deduction	(1,446)	(798)	(586)
Impairment of goodwill	—	672	—
Adjustment to contingency reserve	(4,748)	—	—
Foreign income taxed at other rates	(423)	—	—
Other	—	51	—

	$28,951	$29,342	$23,192

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts as measured based on enacted tax laws and regulations. The Company records a valuation allowance, when appropriate, to adjust deferred tax asset balances to the amount the Company expects to realize. The Company considers the amount of taxable income available in carryback years and expectations of future taxable income, among other factors, in assessing the potential need for a valuation allowance. As of March 31, 2008 and 2007, a valuation allowance of $1,454 and $816 was recorded related to certain deferred tax assets. The components of deferred income tax assets and liabilities are as follows:

	March 31
	2008	2007

Deferred income tax liabilities:
Property and equipment	$62,505	$59,081
Other	2,712	1,968

Total deferred income tax liabilities	$65,217	$61,049

Deferred income tax assets:
Accounts receivable and inventories	$1,031	$1,040
Accrued liabilities	5,179	5,700
Goodwill and intangibles(1)	9,031	5,334
Other liabilities(1)	3,291	—
Other	3,143	1,739

Total deferred income tax assets	$21,675	$13,813

(1)	These deferred income tax assets are long-term in nature and therefore are netted against total deferred income tax liabilities for presentation in the accompanying consolidated balance sheets.
On April 1, 2007, the Company adopted FIN 48, which addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 was recorded as a net increase to retained earnings of $1,189.
At the date of the adoption of FIN 48, the Company had $19,334 of unrecognized tax benefits, including applicable interest and penalties. As of March 31, 2008 the balance of unrecognized tax benefits was $13,655. Of the unrecognized tax benefits at March 31, 2008, $11,248, if recognized, would decrease the Company’s effective income tax rate and increase net income. The unrecognized tax benefits relate to certain tax deductions claimed on federal and state tax returns for which the ultimate outcome is uncertain.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
In the year ended March 31, 2008, the Company reduced the amount of unrecognized tax benefits by $5,679. Of this amount, $2,220 resulted in a reduction of tax expense. As of March 31, 2008, the Company believes it is reasonably possible that the unrecognized tax benefits may increase within 12 months by as much as $1,721, due primarily to certain tax deductions claimed on state tax returns for which the ultimate outcome is uncertain.
The Company’s federal income tax returns for the tax years after 2003 remain subject to examination. The various states in which the Company is subject to income tax are generally open for the tax years after 2002.
The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. For the year-ended March 31, 2008, the Company had recognized $697 of net interest income related to tax uncertainties. Accrued interest and penalties of $2,633 and $1,619 related to income tax uncertainties were recognized as a component of other noncurrent liabilities at April 1, 2007 and March 31, 2008, respectively.
The Company’s unrecognized tax benefit activity for the fiscal year ended March 31, 2008 was as follows:

Unrecognized tax benefit at April 1, 2007	$19,334
Additions for tax positions in prior periods	278
Decreases for tax positions in prior periods	(317)
Additions for tax positions in current periods	2,911
Settlement/audits	(336)
Lapse of statute of limitations	(8,215)

Unrecognized tax benefit at March 31, 2008	$13,655

7. COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company has entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of its business. The Company incurred total operating lease expense of $15,548, $16,864 and $18,089 for the years ended March 31, 2008, 2007 and 2006.
The Company’s future operating lease obligations by fiscal year are as follows:

	2009	2010	2011	2012	2013	Thereafter

Operating lease obligations	$18,706	$15,155	$12,386	$10,776	$8,744	$32,120
Letters of Credit—In connection with the assumption of obligations under outstanding industrial revenue bonds, which are reflected as debt in the accompanying consolidated financial statements, and the Company’s assumption of certain contingent liabilities related to certain of its acquisitions, the Company had letters of credit outstanding as of March 31, 2008 totaling $6,604. All of these letters of credit were issued pursuant to the terms of the Company’s Credit Agreement, which expires in October 2011, and the Company will be required to obtain replacement letters of credit at that time, as needed.

CONSOLDATED GRAPHICS, INC.
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
8. SHARE-BASED COMPENSATION
Pursuant to the Consolidated Graphics, Inc. Long-Term Incentive Plan, as amended (the “Plan”), employees of the Company and members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock, restricted stock unit awards or other forms of equity-based compensation. Options granted pursuant to the Plan include incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended and non-qualified stock options. Options previously granted under the Plan were at a price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to ten years. Unvested options generally are cancelled upon termination of employment and vested options generally expire shortly after termination of employment. Otherwise, options expire after final vesting at the end of a fixed period generally not in excess of an additional five years. At March 31, 2008, a total of 2,274,784 shares were reserved for issuance pursuant to the Plan, of which 817,307 shares of the Company’s common stock were reserved for future grants.
The following table sets forth option and restricted stock unit award transactions under the Plan in terms of underlying shares of the Company’s common stock:

	For the Years Ended March 31
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at April 1	1,546,734	$36.66	1,974,459	$33.88	1,700,786	$27.93
Granted	73,112	45.35	48,588	52.62	550,318	48.13
Exercised	(69,480)	29.25	(445,221)	27.32	(123,035)	19.74
Forfeited or expired	(70,389)	45.58	(31,092)	40.10	(153,610)	26.71

Outstanding at March 31	1,479,977	36.93	1,546,734	36.66	1,974,459	33.88

Exercisable at March 31	1,215,282	35.61	1,164,234	35.21	1,369,402	32.92

For 2008 and 2007, the number of shares granted and outstanding at year-end includes 12,500 restricted stock unit awards having an aggregate fair value at date of grant of $926 and $652, respectively. For 2008, shares exercised includes 2,500 common shares delivered to the participant following the vesting of certain restricted stock unit awards. For 2008 and 2007, the weighted average exercise price of shares granted, exercised and outstanding is based solely on stock option grants and exercises and excludes the restricted stock unit awards which have no exercise price component.

CONSOLDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
The weighted average grant date fair value of stock options granted during the three years ended March 31, 2008, all of which were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes-Merton pricing model (“Black-Scholes”) are as follows:

	Year Ended March 31
	2008	2007	2006

Weighted average fair value of option grants during the year	$19.42	$19.94	$17.92
Assumptions:
Expected option life in years	6.1	4.3	5.0
Risk-free interest rate	3.7%	5.0%	4.2%
Expected volatility	38.8%	37.9%	33.8%
Expected dividend yield	—	—	—
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
Outstanding and exercisable stock options and restricted stock unit awards at March 31, 2008 were as follows:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Years	Shares	Price
Stock Options
$10.37 - $20.00	446,350	$13.27	2.9	446,350	$13.27
$20.01 - $30.00	63,409	23.19	4.7	57,356	23.10
$30.01 - $40.00	99,979	38.05	6.6	17,395	38.31
$40.01 - $50.00	171,020	42.47	6.1	69,460	42.03
$50.01 - $60.00	660,233	51.97	4.4	623,201	51.92
$60.01 - $65.91	16,486	64.25	4.6	1,520	62.00

	1,457,477	36.93	4.3	1,215,282	35.61
Restricted stock unit awards	22,500	—	1.7	—	—

Outstanding at March 31, 2008	1,479,977	—	4.3	1,215,282	—

The total fair value of restricted stock unit awards which vested during 2008 was $315. The aggregate intrinsic value of options and restricted stock unit awards outstanding and exercisable as of March 31, 2008 was $27,996 and $26,106, respectively.
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
The Company recorded $1,137 of compensation expense for the year ended March 31, 2008. The after-tax impact to net income was $694, and the impact to basic earnings per share was $.06 and diluted earnings per share was $.05 in fiscal 2008. For the year ended March 31, 2007, the Company recorded $2,695 of share-based compensation expense. The after-tax impact to net income was $1,644, and the impact to both basic and diluted earnings per share was $.12 in fiscal 2007.
As of March 31, 2008, $1,678 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.7 years.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
There were 817,307, 330,642 and 403,679 shares available for awards under the Plan as of March 31, 2008, 2007 and 2006, respectively. In 2008, the Plan was amended to limit the number of stock appreciation rights or stock awards, including restricted stock unit awards, that may be granted to participants to 62,500 underlying shares of the Company’s common stock.
The accompanying consolidated income statement for 2006 was not restated since the Company elected not to use the retrospective application method under SFAS No. 123 (R). A summary of the effect on net income and net income per share for fiscal 2006 as if the Company had accounted for share-based compensation using the fair value recognition provisions of SFAS No. 123 is as follows (in thousands except per share data):

2006

Net income as reported	$38,498
Less pro forma compensation expense	(5,936)

Pro forma net income	$32,562

Basic Earnings Per Share:
Net income as reported	$2.81
Less pro forma compensation	(.40)

Pro forma net income	$2.41

Diluted Earnings Per Share:
Net income as reported	$2.73
Less pro forma compensation	(.39)

Pro forma net income	$2.34

9. SUPPLEMENTAL SELECTED UNAUDITED QUARTERLY FINANCIAL DATA
The following table contains selected unaudited quarterly financial data from the consolidated income statements for each quarter of fiscal 2008 and 2007. The Company believes this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Fiscal 2008:
Sales	$258,646	$259,666	$289,538	$287,538
Gross profit	68,177	66,264	75,398	73,148
Net income	13,557	13,286	19,362	13,119
Basic earnings per share	.99	1.01	1.63	1.18
Diluted earnings per share	.96	.98	1.58	1.15

Fiscal 2007:
Sales	$238,425	$234,236	$269,611	$263,914
Gross profit	64,005	62,456	72,358	70,371
Net income	13,730	13,690	16,375	6,946	(1)
Basic earnings per share	1.00	1.01	1.21	.51
Diluted earnings per share	.97	.98	1.17	.50

(1)	Includes $7,816 goodwill impairment charge, net of taxes.
Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal annual earnings per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial and Accounting Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s Report is included in Item 8 of this Annual Report on Form 10-K on page 24 and is incorporated herein by reference.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
The information called for by “Item 10. Directors, Executive Officers and Corporate Governance of the Registrants,” “Item 11. Executive Compensation,” “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” “Item 13. Certain Relationships and Related Transactions, and Director Independence” and “Item 14. Principal Accountant Fees and Services” is incorporated by reference herein from the Company’s Proxy Statement for its Annual Meeting of Shareholders (presently scheduled to be held August 7, 2008) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after March 31, 2008.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Index to Financial Statements

(a)(1)	Financial Statements:

The index to the Financial Statements is included in Item 8 of this Annual Report on Form 10-K on page 23 and is incorporated herein by reference.

(a)(2)	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts.

Report of Independent Registered Public Accounting Firm with respect to Schedule II — Valuation and Qualifying Accounts is included in Item 15 of this Annual Report on Form 10-K on page 46.
All other schedules have been omitted since the required information is not significant or is included in the Financial Statements or notes thereto or is not applicable.
(a)(3) Exhibits:

* 3.1	—	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).

* 3.2	—	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10- Q (June 30, 1998), Exhibit 3.1).

* 3.3	—	Second Amended and Restated By-Laws of the Company, adopted as of May 25, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).

* 3.4	—	Amendment to the Second Amended and Restated By-Laws of the Company adopted as of December 21, 2007 (Consolidated Graphics, Inc. Form 8-K (December 26, 2007), Exhibit 1).

* 4.1	—	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).

* 4.2	—	Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc. Form 8-K (December 15, 1999), Exhibit 4.1).

* 4.3	—	Amendment to Rights Agreement dated as of July 10, 2006 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (July 13, 2006), Exhibits 2 and 3).

* 4.4	—	Second Amendment to Rights Agreement dated as of September 25, 2007 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (September 28, 2007), Exhibits 3 and 4).

10.1	—	1994 Consolidated Graphics, Inc. Long-Term Incentive Plan, as amended through May 9, 2008. +

* 10.2	—	Employment Agreement between the Company and Joe R. Davis dated as of February 13, 2006 (Consolidated Graphics, Inc. Form 8-K (February 14, 2006), Exhibit 10.1).

* 10.3	—	Change in Control Agreement between the Company and Joe R. Davis dated as of July 25, 2000 (Consolidated Graphics, Inc. Form 10-K (March 31, 2001), Exhibit 10.8).

* 10.4	—	Amendment to Change in Control Agreement between the Company and Joe R. Davis dated as of February 13, 2006 (Consolidated Graphics, Inc. Form 8-K (February 14, 2006), Exhibit 10.2).

* 10.5	—	Employment Agreement between the Company and Jon C. Biro dated as of December 17, 2007 (Consolidated

Graphics, Inc. Form 8-K (January 18, 2008), Exhibit 10.1).

* 10.6	—	Change in Control Agreement between the Company and Jon C. Biro dated as of December 17, 2007 (Consolidated Graphics, Inc. Form 8-K (January 18, 2008), Exhibit 10.2).

* 10.7	—	Form of Indemnification Agreement for directors and officers (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 10.1).

10.8	—	Amended Schedule identifying the directors and officers parties to Indemnification Agreements with the Company.

* 10.9	—	Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of October 6, 2006 (Consolidated Graphics, Inc. Form 8-K (October 6, 2006), Exhibit 10.1).

* 10.10	—	First Amendment to the Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of January 2, 2007 (Consolidated Graphics, Inc. Form 8-K (January 2, 2007), Exhibit 99.1).

* 10.11		Second Amendment to the Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of November 9, 2007 (Consolidated Graphics, Inc. Form 8-K (November 14, 2007), Exhibit 10.1).

* 10.12	—	Third Amendment to the Credit Agreement among the Company and JP Morgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of March 13, 2008 (Consolidated Graphics, Inc. Form 8-K (March 13, 2008), Exhibit 10.1).

10.13	—	Form of Non-Employee Director Non-Statutory Stock Option Agreement.+

10.14	—	Form of Employee Incentive Stock Option Agreement.+

10.15	—	Form of Employee Non- Statutory Stock Option Agreement.+

* 10.16	—	Form of Restricted Stock Unit Agreement (Consolidated Graphics, Inc. Form 8-K (June 14, 2007), Exhibit 10.1).+

21	—	List of Subsidiaries.

23	—	Consent of KPMG LLP.

24	—	Powers of Attorney.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

+	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

			Utilization
	Balance at	Amount	of Reserve	Balance
	Beginning	Charged	(Net of	at End
Description	of Year	to Expense	Recoveries)	of Year

Allowance for Doubtful Accounts
Year Ended March 31, 2008	$3,080	$1,203	$(708)	$3,575
Year Ended March 31, 2007	2,514	1,777	(1,211)	3,080
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Consolidated Graphics, Inc.:
Under date of May 28, 2008, we reported on the consolidated balance sheet of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2008, which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the Valuation and Qualifying Accounts Schedule (Schedule II) listed in the index for the period indicated above. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.
In our opinion, the financial information presented in Schedule II for the years ended March 31, 2008 and 2007, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Houston, Texas
May 28, 2008

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Houston, State of Texas on the 28th day of May, 2008

CONSOLIDATED GRAPHICS, INC.
By:	/s/ Joe R. Davis
Joe R. Davis
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe R. Davis Joe R. Davis	Chief Executive Officer and Director (Principal Executive Officer)	May 28, 2008

/s/ Jon C. Biro Jon C. Biro	Executive Vice President, Chief Financial and Accounting Officer and Secretary (Principal Financial and Accounting Officer)	May 28, 2008

/s/ LARRY J. ALEXANDER* Larry J. Alexander	Director

/s/ BRADY F. CARRUTH* Brady F. Carruth	Director

/s/ GARY L. FORBES* Gary L. Forbes	Director

/s/ JAMES H. LIMMER* James H. Limmer	Director

/s/ HUGH N. WEST* Hugh N. West	Director

*By:	/s/ Joe R. Davis Joe R. Davis	May 28, 2008
Attorney-in-Fact

Exhibit Index

* 3.1	—	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).

* 3.2	—	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10- Q (June 30, 1998), Exhibit 3.1).

* 3.3	—	Second Amended and Restated By-Laws of the Company, adopted as of May 25, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).

* 3.4	—	Amendment to the Second Amended and Restated By-Laws of the Company adopted as of December 21, 2007 (Consolidated Graphics, Inc. Form 8-K (December 26, 2007), Exhibit 1).

* 4.1	—	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).

* 4.2	—	Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc. Form 8-K (December 15, 1999), Exhibit 4.1).

* 4.3	—	Amendment to Rights Agreement dated as of July 10, 2006 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (July 13, 2006), Exhibits 2 and 3).

* 4.4	—	Second Amendment to Rights Agreement dated as of September 25, 2007 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (September 28, 2007), Exhibits 3 and 4).

10.1	—	1994 Consolidated Graphics, Inc. Long-Term Incentive Plan, as amended through May 9, 2008. +

* 10.2	—	Employment Agreement between the Company and Joe R. Davis dated as of February 13, 2006 (Consolidated Graphics, Inc. Form 8-K (February 14, 2006), Exhibit 10.1).

* 10.3	—	Change in Control Agreement between the Company and Joe R. Davis dated as of July 25, 2000 (Consolidated Graphics, Inc. Form 10-K (March 31, 2001), Exhibit 10.8).

* 10.4	—	Amendment to Change in Control Agreement between the Company and Joe R. Davis dated as of February 13, 2006 (Consolidated Graphics, Inc. Form 8-K (February 14, 2006), Exhibit 10.2).

* 10.5	—	Employment Agreement between the Company and Jon C. Biro dated as of December 17, 2007 (Consolidated Graphics, Inc. Form 8-K (January 18, 2008), Exhibit 10.1).

* 10.6	—	Change in Control Agreement between the Company and Jon C. Biro dated as of December 17, 2007 (Consolidated Graphics, Inc. Form 8-K (January 18, 2008), Exhibit 10.2).

* 10.7	—	Form of Indemnification Agreement for directors and officers (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 10.1).

10.8	—	Amended Schedule identifying the directors and officers parties to Indemnification Agreements with the Company.

* 10.9	—	Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of October 6, 2006 (Consolidated Graphics, Inc. Form 8-K (October 6, 2006), Exhibit 10.1).

* 10.10	—	First Amendment to the Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of January 2, 2007 (Consolidated Graphics, Inc. Form 8-K (January 2, 2007), Exhibit 99.1).

* 10.11		Second Amendment to the Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of November 9, 2007 (Consolidated Graphics, Inc. Form 8-K (November 14, 2007), Exhibit 10.1).

* 10.12	—	Third Amendment to the Credit Agreement among the Company and JP Morgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of March 13, 2008 (Consolidated Graphics, Inc. Form 8-K (March 13, 2008), Exhibit 10.1).

10.13	—	Form of Non-Employee Director Non-Statutory Stock Option Agreement.+

10.14	—	Form of Employee Incentive Stock Option Agreement.+

10.15	—	Form of Employee Non- Statutory Stock Option Agreement.+

* 10.16	—	Form of Restricted Stock Unit Agreement (Consolidated Graphics, Inc. Form 8-K (June 14, 2007), Exhibit 10.1).+

21	—	List of Subsidiaries.

23	—	Consent of KPMG LLP.

24	—	Powers of Attorney.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

+	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.