Form 10-Q
period 2008-06-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2008-08-06
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-12631

CONSOLIDATED GRAPHICS, INC.
(Exact name of Registrant as specified in its charter)

Texas (State or other jurisdiction of	76-0190827 (I.R.S. Employer Identification No.)
incorporation or organization)

5858 Westheimer Road, Suite 200
Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at July 15, 2008 was 11,145,053.

CONSOLIDATED GRAPHICS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	March 31,
	2008	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,190	$15,131
Accounts receivable, net	198,360	209,000
Inventories	62,421	61,511
Prepaid expenses	8,769	7,127
Deferred income taxes	10,874	9,353

Total current assets	299,614	302,122
PROPERTY AND EQUIPMENT, net	421,680	421,347
GOODWILL AND OTHER INTANGIBLE ASSETS, net	140,396	141,381
OTHER ASSETS	7,746	7,813

	$869,436	$872,663

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$23,047	$23,252
Accounts payable	60,474	56,948
Accrued liabilities	79,187	83,488
Income taxes payable	3,890	184

Total current liabilities	166,598	163,872
LONG-TERM DEBT, net of current portion	341,142	362,448
OTHER LIABILITIES	14,557	13,655
DEFERRED INCOME TAXES	53,148	52,895
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 11,145,053 and 11,079,011 issued and outstanding	111	111
Additional paid-in capital	157,795	153,204
Retained earnings	136,992	127,376
Accumulated other comprehensive loss	(907)	(898)

Total shareholders’ equity	293,991	279,793

	$869,436	$872,663

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30
	2008	2007
SALES	$285,194	$258,646
COST OF SALES	214,554	190,469

Gross profit	70,640	68,177
SELLING EXPENSES	28,404	26,434
GENERAL AND ADMINISTRATIVE EXPENSES	22,277	19,312
OTHER (INCOME) EXPENSE, net	5	(2,350)

Operating income	19,954	24,781
INTEREST EXPENSE, net	4,211	1,894

Income before taxes	15,743	22,887
INCOME TAXES	6,127	9,330

Net income	$9,616	$13,557

BASIC EARNINGS PER SHARE	$.87	$.99
DILUTED EARNINGS PER SHARE	$.84	$.96

SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	11,111	13,716
Diluted	11,461	14,162
See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited, except March 31, 2008 balances)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

BALANCE, March 31, 2008	11,079	$111	$153,204	$127,376	$(898)	$279,793
Exercise of stock options, including tax benefit	66	—	2,947	—	—	2,947
Compensation expense	—	—	1,644	—	—	1,644
Currency translation adjustment	—	—	—	—	(9)	(9)
Net income	—	—	—	9,616	—	9,616

BALANCE, June 30, 2008	11,145	$111	$157,795	$136,992	$(907)	$293,991

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30
	2008	2007

OPERATING ACTIVITIES
Net income	$9,616	$13,557
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	16,010	12,715
Deferred income taxes	(1,263)	(1,216)
Share-based compensation expense	1,644	1,233
Non-cash currency gain	(63)	(2,781)
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	10,720	11,344
Inventories	(825)	1,722
Prepaid expenses	(1,639)	(298)
Other assets	68	9
Accounts payable and accrued liabilities	(2,277)	(10,192)
Other liabilities	902	—
Income taxes payable	3,706	7,141

Net cash provided by operating activities	36,599	33,234

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(6,654)	(5,638)
Purchases of property and equipment	(8,031)	(9,339)
Proceeds from asset dispositions	975	633

Net cash used in investing activities	(13,710)	(14,344)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	42,644	12,398
Payments on bank credit facilities	(58,959)	(29,707)
Payments on term equipment notes and other debt	(5,499)	(2,638)
Proceeds from exercise of stock options, including tax benefit	2,947	2,000

Net cash used in financing activities	(18,867)	(17,947)

Effect of exchange rate changes on cash	37	181

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,059	1,124
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,131	12,043

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,190	$13,167

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share data and percentages)
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the three months ended June 30, 2008 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2008 has been derived from the Company’s most recent annual audited consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed with the SEC in May 2008 (“2008 Form 10-K”).
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
Revenue Recognition— The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Because printed products manufactured for the Company’s customers are customized based upon the customers specifications, product returns are insignificant.
Earnings Per Share—Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares, dilutive stock options and restricted stock unit awards outstanding using the treasury stock method.
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

	June 30,	March 31,
	2008	2008

Raw materials	$26,929	$25,983
Work in progress	29,566	29,447
Finished goods	5,926	6,081

	$62,421	$61,511

Goodwill and Other Intangible Assets, net—Goodwill totaled $102,360 at June 30, 2008 and represents the excess of the Company’s purchase cost over the fair value of the net assets of acquired businesses, net of previously recorded amortization and impairment expense. The net book value of other intangible assets at June 30, 2008 was $38,036. Other intangible assets consist primarily of the value assigned to such items as established customer relationships and trade names in connection with the allocation of purchase price for acquisitions under Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and are generally amortized on a straight-line basis over periods of up to 25 years. Amortization expense totaled $957 and $574 for the three months ended June 30, 2008 and 2007.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share data and percentages)
(Unaudited)
Supplemental Cash Flow Information—The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. For the three months ended June 30, 2008, the Company paid cash for interest and income taxes, net of refunds, totaling $4,892 and $2,703. For the three months ended June 30, 2007, the Company paid cash for interest and income taxes, net of refunds, totaling $2,128 and $390.
Foreign Currency—Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at the quarter-end exchange rates. Income and expense items are translated at the average monthly exchange rate. The effects of translation are included as a component of Accumulated Other Comprehensive Income in the Condensed Consolidated Statements of Shareholders’ Equity. The net foreign currency transaction (gain) loss related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency totaled $5 and ($2,350) for the three months ended June 30, 2008 and 2007 and is recorded in Other (Income) Expense on the Condensed Consolidated Income Statement.
Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss is comprised exclusively of foreign currency translation adjustments, net of tax effect.
2. ACQUISITIONS
During the three months ended June 30, 2008, the Company paid cash totaling $6,654 to satisfy certain liabilities incurred in connection with certain prior period acquisitions. The Company is awaiting additional information concerning certain asset and liability valuations in order to finalize the allocation of purchase price for certain 2008 fiscal acquisitions, and expects to receive such information no later than one year following the respective dates of the acquisitions.
3. LONG — TERM DEBT
The following is a summary of the Company’s long-term debt as of:

	June 30,	March 31,
	2008	2008

Bank credit facilities	$255,871	$271,868
Term equipment notes	99,071	104,505
Other	9,247	9,327

	364,189	385,700
Less—current portion	(23,047)	(23,252)

	$341,142	$362,448

The Company’s primary bank credit facility (as amended, the “Credit Agreement”) currently provides for $335,000 in revolving credit and has a maturity date of October 6, 2011. At June 30, 2008, outstanding borrowings under the Credit Agreement were $218,700 and accrued interest at a weighted average rate of 4.0%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of .625% to 1.50%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). The Company is also required to pay an annual commitment fee ranging from .15% to .275% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At June 30, 2008, the applicable LIBOR interest rate margin was 1.00% and the applicable commitment fee was .20%.
The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at June 30, 2008.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share data and percentages)
The Company also maintains an unsecured credit facility with a commercial bank currently consisting of a U.S. $5,000 maximum borrowing limit component and a separate Canadian $31,000 maximum borrowing limit component. At June 30, 2008, outstanding borrowings were U.S. $3,500 which accrued interest at a weighted average rate of 3.8%, and Canadian $24,500 ($24,231 U.S. equivalent), which accrued interest at a weighted average rate of 4.6%.
In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. One facility expires in October 2008 while the other facility expires in December 2008. At June 30, 2008, outstanding borrowings under the Auxiliary Bank Facilities totaled $9,440 and accrued interest at a weighted average rate of 3.2%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facilities expiring in October and December 2008, such borrowings are classified as long-term debt in the accompanying Condensed Consolidated Balance Sheet at June 30, 2008. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.
At June 30, 2008, outstanding borrowings under term equipment notes totaled $99,071 and accrued interest at rates between 3.9% and 8.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. At June 30, 2008, outstanding borrowings under our real estate notes totaled $4,377 and accrued interest at 6.0%. The real estate notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance and are secured by the real estate. At June 30, 2008, other debt obligations totaled $4,870 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with the real estate notes or other debt obligations. The Credit Agreement places certain limitations on the amount of additional term note obligations the Company may incur in the future.
4. SHARE — BASED COMPENSATION
The Company has a share-based compensation plan which is administered by the compensation committee of the Company’s Board of Directors. For additional information regarding this plan, refer to “Note 8. Share-Based Compensation” of the Notes to the Consolidated Financial Statements contained in the 2008 Form 10-K.
The Company accounts for share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, and measures the cost of employee services received in exchange for an award of equity instruments, including grants of stock options and restricted stock unit awards, based on the fair value of the award at the date of grant. The fair value of stock options is determined using the Black-Scholes model. Restricted stock unit awards are valued at the closing stock price on date of grant. The Company recognizes expense for share-based compensation over the vesting period, which represents the period in which an employee is required to provide service in exchange for the award, or through the date an employee is eligible for retirement, whichever period is shorter.
As of June 30, 2008, $13,708 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.7 years. Share-based compensation expenses totaled $1,644 and $1,233 for the three months ended June 30, 2008 and 2007.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share data and percentages)
(Unaudited)
The Company granted 512,500 stock options during the three months ended June 30, 2008. The total intrinsic value of stock options exercised during the three months ended June 30, 2008 was $1,239. The following table summarizes stock option activity for the three months ended June 30, 2008:

		Weighted-
		Average Exercise
Stock Options	Shares	Price
Outstanding at March 31, 2008	1,457,477	$36.93
Granted	512,500	57.13
Exercised	(66,042)	39.81
Forfeited or expired	(6,008)	51.63

Outstanding at June 30, 2008 (a)	1,897,927	42.24

Exercisable at June 30, 2008 (a)	1,168,080	35.40

(a)
Stock options outstanding as of June 30, 2008 have a weighted average remaining contractual term of 5.6 years. Based on the market value of the Company’s common stock on June 30, 2008, outstanding stock options have an aggregate intrinsic value of $19,287 and exercisable stock options have an aggregate intrinsic value of $17,786.

The Company granted an award of 12,500 restricted stock unit awards during the three months ended June 30, 2008 having a fair value of $709. The following table summarizes restricted stock unit award activity for the three months ended June 30, 2008:

Restricted Stock Unit Awards	Shares
Outstanding at March 31, 2008	22,500
Granted	12,500
Issued	—
Forfeited or expired	—

Outstanding at June 30, 2008 (a)	35,000

Exercisable at June 30, 2008 (a)	5,625

(a)	Restricted stock units outstanding as of June 30, 2008 have a weighted average remaining contractual term of 1.6 years and a total intrinsic value of $1,724.
5. INCOME TAXES
The Company accounts for uncertain income tax positions in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. As of June 30, 2008 and March 31, 2008, the Company had $14,556 and $13,655 of unrecognized tax benefits. Of the unrecognized tax benefits at June 30, 2008, $11,990 if recognized, would decrease the Company’s effective income tax rate and increase net income.
As of June 30, 2008, the Company believes it is reasonably possible that the unrecognized tax benefits may increase within 12 months by as much as $1,475, due primarily to certain tax deductions to be claimed on state tax returns that are uncertain as to the ultimate outcome.
The Company’s federal income tax returns for the tax years after 2004 remain subject to examination. The various states in which the Company is subject to income tax are generally open for the tax years after 2002.
The Company classifies net interest income and any related penalties related to income tax uncertainties as a component of income tax expense. The total net interest expense related to tax uncertainties recognized for the three months ended June 30, 2008 and June 30, 2007 was $37 and $291. Accrued interest and penalties of $1,656 and $1,619 related to income tax uncertainties are a component of other noncurrent liabilities at June 30, 2008 and March 31, 2008.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the year ended March 31, 2008. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors such as those referenced in the section entitled “Forward-Looking Statements” below.
Overview
Our Organization
Consolidated Graphics is a leading U.S. and Canadian provider of commercial printing services with 70 printing businesses spanning 27 states plus one Canadian province. Complementing the printing services we provide, we also offer (i) state-of-the-art fulfillment services from 13 fulfillment centers located at or near one of our printing businesses and (ii) proprietary digital technology solutions and e-commerce capabilities. Generally, each facility substantially relies on locally-based customers; accordingly, we have over 20,000 individual customers with a broad diversification by industry-type and geographic orientation. No individual facility or any individual customer accounts for more than 10% of our total revenues.
Our printing businesses maintain their own sales, customer service, estimating and planning, prepress, production and accounting departments. Our corporate headquarters staff provides support to our printing businesses in such areas as human resources, purchasing, internal financial controls design, and management information systems. We also maintain centralized treasury, risk management, tax, internal audit and consolidated financial reporting activities.
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
Most of our sales are generated by individual orders through commissioned sales personnel. We typically recognize revenue from these orders when we deliver the ordered goods and services. To a large extent, continued engagement of our Company by our customers for successive business opportunities depends upon the customers’ satisfaction with the quality of products and services we provide. As such, it is difficult for us to predict with any high degree of certainty the number, size, and profitability of printing services that we expect to provide for more than a few weeks in advance. Our revenues, however, tend to be strongest in the quarter ended December 31 followed by revenues in the quarter ended March 31. Conversely, revenues tend to be seasonally weaker in the quarters ended June 30 and September 30.
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

Our selling expenses generally include the compensation paid to our sales professionals, along with promotional, travel and entertainment costs. Our general and administrative expenses generally include the salary and benefits paid to support personnel at our printing businesses and our corporate staff, including share-based compensation, as well as office rent, utilities and communications expenses, various professional services and amortization of identifiable intangible assets.
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
Results of Operations
The following table sets forth our Company’s unaudited condensed consolidated income statements and certain percentage relationships for the periods indicated:

			As a Percentage
			of Sales
	Three Months		Three Months
	Ended June 30		Ended June 30
	2008	2007	2008	2007
	(In millions)
Sales	$285.2	$258.6	100.0%	100.0%
Cost of sales	214.6	190.4	75.2	73.6

Gross profit	70.6	68.2	24.8	26.4
Selling expenses	28.4	26.4	10.0	10.2
General and administrative expenses	22.3	19.3	7.8	7.5
Other (income) expense, net	—	(2.3)	—	(0.9)

Operating income	19.9	24.8	7.0	9.6
Interest expense, net	4.2	1.9	1.5	0.7

Income before taxes	15.7	22.9	5.5	8.9
Income taxes	6.1	9.3	2.1	3.7

Net Income	$9.6	$13.6	3.4%	5.2%

Our sales and expenses for the three months ended June 30, 2008 were impacted by the acquisition of three printing businesses in fiscal 2008. In accordance with the purchase method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. Accordingly, acquisitions affect our financial results in any period compared to the prior year period by the full-period impact of prior year acquisitions (as compared to the partial period impact in the prior year) and the partial-period impact of current year acquisitions, and is referred to below as “impact of acquisitions.” We refer to revenue growth or decline, excluding the effect of revenues contributed by acquisitions, in the most recent fiscal year as “organic” or “same-store” sales growth or decline.

The following table sets forth the components of revenue change for the periods indicated:

	Three Months
	Ended June 30, 2008
	$	%
	(In millions)
Acquisitions (1)	$31.9	12.3%
Election-related	4.7	1.9
Other internal	(10.0)	(3.9)

Total	$26.6	10.3%

(1)	Includes the acquisitions of The Pikes Peak Lithographing Company, The Cyril-Scott Company and PBM Graphics, Inc.
Comparative Analysis of Consolidated Income Statements for the Three Months Ended June 30, 2008 and 2007
Sales in the three month period ended June 30, 2008 increased $26.6 million, or 10%, to $285.2 million from $258.6 million for the same period in the prior year. The revenue increase was due to a $31.9 million increase caused by the impact of acquisitions in fiscal year 2008, partially offset by a $10.0 million decline in same store sales compared to the same period in the prior year. The decline in internal sales growth was primarily due to a reduction in demand for printing services as a result of weakness of the overall U.S. economy, along with a more competitive pricing environment. Offsetting this decline was an increase in election-related business that increased revenue $4.7 million.
Gross profit during the three months ended June 30, 2008 increased $2.4 million, or 4%, to $70.6 million from $68.2 million for the same period in the prior year. This increase was primarily due to the impact of acquisitions on the sales volumes discussed above. Gross profit as a percentage of sales, however, declined to 24.8% from 26.4% compared to the same period in the prior year due to relatively lower gross margins for recently acquired businesses, the decline in same store sales and less favorable selling prices.
Selling expense during the three months ended June 30, 2008 increased $2.0 million, or 7%, to $28.4 million from $26.4 million for the same period in the prior year. The increase was due to the businesses we acquired in 2008. As a percentage of sales, selling expenses declined to 10.0% in the current quarter as compared to 10.2% for the same period in the prior year. This decline was primarily due to relatively lower selling expenses as a percentage of sales for recently acquired businesses.
General and administrative expenses during the three months ended June 30, 2008 increased $3.0 million, or 15%, to $22.3 million from $19.3 million for the same period in the prior year. This increase was primarily due to the incremental impact of acquisitions (including direct expenses and incremental intangible asset amortization). As a percentage of sales, general and administrative expenses increased to 7.8% in the current quarter as compared to 7.5% for the same period in the prior year.
Other income during the three months ended June 30, 2008 was approximately zero compared to $2.3 million for the same period in the prior year. The prior year foreign currency transaction gain primarily resulted from certain transactions at our Canadian subsidiary denominated in U.S. dollars.
Interest expense during the three months ended June 30, 2008 increased $2.3 million to $4.2 million from $1.9 million for the same period in the prior year, primarily due to higher levels of average debt outstanding due to borrowings used to fund the fiscal year 2008 acquisitions, capital expenditures and share repurchases under our common stock repurchase program during fiscal year 2008.
Income tax expense during the three months ended June 30, 2008 totaled $6.1 million, reflecting an effective tax rate of 38.9% as compared to an effective tax rate of 40.8% for the same period in the prior year. The decrease is primarily due to lower foreign taxes and interest expense related to uncertain tax positions.

Liquidity and Capital Resources
Sources and Uses of Cash
Our historical sources of cash have primarily been cash provided by operations and borrowings under our various bank credit facilities. Our historical uses of cash have been for acquisitions of printing businesses, capital expenditures, payment of principal and interest on outstanding debt obligations and repurchases of our common stock. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our condensed consolidated statements of cash flows and notes thereto included in Item 1. Financial Statements:

	Three Months Ended
	June 30
	2008	2007
	(In millions)
Net cash provided by operating activities	$36.6	$33.2
Acquisitions of businesses	(6.7)	(5.6)
Capital expenditures, net of proceeds from asset dispositions	(7.1)	(8.7)
Net payments under bank credit facilities	(16.3)	(17.3)
Net payments on term equipment notes and other debt	(5.5)	(2.6)
Proceeds from exercise of stock options	2.9	2.0
Additionally, our cash position, working capital and debt obligations are shown below and should be read in conjunction with our condensed consolidated balance sheets and notes thereto included in Item 1. Financial Statements:

	June 30,	March 31,
	2008	2008
	(In millions)
Cash and cash equivalents	$19.2	$15.1
Working capital, inclusive of cash and cash equivalents	133.0	138.3
Total debt obligations	364.2	385.7
Net cash provided by operating activities increased $3.4 million over the same period in the prior year. This increase was primarily due to changes in working capital items. We believe that our cash flow provided by operations, combined with existing capacity under our bank credit facilities, will be adequate to cover our remaining fiscal 2009 working capital growth, debt service requirements and planned capital expenditures.
We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon prevailing market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. There can be no assurance that we will be able to acquire additional printing businesses on terms acceptable to us. We also expect to fund future acquisitions through cash flow provided by operations and/or additional borrowings. We have in the past issued our common stock as purchase price consideration in some of our acquisitions. Although we may issue common stock for such purposes in the future, we do not expect to do so in the foreseeable future because of our current financial liquidity and ability to utilize available cash or additional borrowings instead of issuing common stock.
Debt Obligations
Our primary bank credit facility (as amended, the “Credit Agreement”) currently provides for $335 million in revolving credit and has a maturity date of October 6, 2011. At June 30, 2008, outstanding borrowings under the Credit Agreement were $218.7 million and accrued interest at a weighted average rate of 4.0%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of .625% to 1.50%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). We are also required to pay an annual commitment fee ranging from .15% to .275% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At June 30, 2008 the applicable LIBOR interest rate margin was 1.00% and the applicable commitment fee was .20%.
We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at June 30, 2008. In the event that we are unable to remain in compliance with these covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event that we were unable to obtain a waiver, renegotiate or refinance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would result.

We also maintain an unsecured credit facility with a commercial bank (the “A&B Credit Facility”) currently consisting of a U.S. $5 million maximum borrowing limit component and a separate Canadian $31 million maximum borrowing limit component. At June 30, 2008, outstanding borrowings under the A&B Credit Facility were U.S. $3.5 million, which accrued interest at a weighted average rate of 3.8%, and Canadian $24.5 million ($24.2 million U.S. equivalent), which accrued interest at a weighted average rate of 4.6%. An annual reduction of Canadian $4 million on the Canadian dollar denominated commitment occurs on each anniversary date of the A&B Credit Facility until the final maturity date of January 2, 2011. There are no significant covenants or restrictions set forth in the A&B Credit Facility; however, a default by us under the Credit Agreement constitutes a default under the A&B Credit Facility
In addition, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5 million. One facility expires in October 2008 while the other facility expires in December 2008. At June 30, 2008, outstanding borrowings under the Auxiliary Bank Facilities totaled $9.5 million and accrued interest at a weighted average rate of 3.2%. Because we currently have the ability and intent to refinance the borrowings outstanding under the Auxiliary Bank Facilities expiring in October and December 2008, such borrowings are classified as long-term debt in our condensed consolidated balance sheet at June 30, 2008. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.
At June 30, 2008, outstanding borrowings under our term equipment notes totaled $99.1 million and accrued interest at rates between 3.9% and 8.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance, and are secured by certain equipment of the Company. We are not subject to any significant financial covenants in connection with any of the term equipment notes. At June 30, 2008, outstanding borrowings under our real estate notes totaled $4.4 million and accrued interest at 6%. The real estate notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance and are secured by the real estate. At June 30, 2008, other debt obligations totaled $4.8 million and provided for principal payments plus interest (at fixed and variable rates) for defined periods up to 16 years from the date of issuance. We do not have any significant financial covenants or restrictions associated with the real estate notes or the other debt obligations. The Credit Agreement places certain limitations on the amount of additional term note obligations we may incur in the future.
As of June 30, 2008, our available credit under existing credit facilities was approximately $118.2 million.
Contractual Obligations and Other Commitments
Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $96.1 million as of June 30, 2008.
Letters of credit — In connection with our assumption of obligations under outstanding industrial revenue bonds, which are reflected as debt in the accompanying condensed consolidated financial statements, and our assumption of certain contingent liabilities related to certain of our acquisitions, we had letters of credit outstanding as of June 30, 2008 totaling $6.6 million. All of these letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in October 2011, and we will be required to obtain replacement letters of credit at that time, as needed.
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

Revenue Recognition — We primarily recognize revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into our fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Because printed products manufactured for our customers are customized based upon the customers specifications, product returns are insignificant. We derive the majority of our revenues from sales and services to a broad and diverse group of customers, with no individual customer accounting for more than 10% of our revenues as of June 30, 2008.
Receivables, net of valuation allowance — Accounts receivable at June 30, 2008 were $198.4 million, net of a $3.5 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by contraction in the economy or other factors beyond our control. Changes in our estimates of collectibility could have a material adverse effect on our consolidated financial condition or results of operations.
Goodwill and other intangible assets — We evaluate the carrying value of our goodwill and other intangible assets with indefinite lives as of each fiscal year end, or at any time that management becomes aware of an indication of impairment. Our evaluation is based on certain data estimated by management to be indicators of future cash flows at each of our facilities. Estimating future cash flows requires judgments regarding future economic conditions, demand for services and pricing. Our evaluation also makes use of estimates of market multiples of cash flow at which transactions could be completed in the current market and calculation of estimated discounted cash flows. If our estimates of future cash flows or market multiples prove to be materially inaccurate, an impairment charge could be necessary in future periods.
Impairment of long-lived assets — We evaluate long-lived assets, including property, plant and equipment, and intangible assets other than goodwill or intangible assets with indefinite lives whenever events or changes in conditions indicate that the carrying value may not be recoverable. The evaluation requires us to estimate future undiscounted cash flows associated with an asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, then the need for an impairment may exist. Estimating future cash flows requires judgments regarding future economic conditions, demand for services and pricing. Although we believe our estimates are reasonable, significant differences in the actual performance of the asset or group of assets may materially affect our asset values and require an impairment charge in future periods.
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
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards (“ SFAS”) No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurement. Our adoption of SFAS No. 157 effective for fiscal 2009 did not have a material impact on our consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. We have not elected to apply the provisions of SFAS No. 159; therefore, the adoption of SFAS No. 159 did not affect our consolidated financial condition or results of operations.
In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”) which requires the acquired entity to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at the acquisition date. Acquisition related costs are recognized separately from the acquisition. This statement is effective as of the beginning of the first fiscal year that begins after December 15, 2008. We are currently evaluating the impact, if any, of the adoption of SFAS No. 141R will have on our consolidated financial condition or results of operations.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in which the Company discusses factors it believes may affect its performance or results in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “forecast,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depend on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks, including those created by general market conditions, competition and the possibility that events may occur beyond the Company’s control, which may limit its ability to maintain or improve its operating results or financial condition or acquire additional printing businesses. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, which include, continuing weakness in the economy, the growth of its digital printing or election related business, its ability to adequately manage expenses, including labor costs, the continued availability of raw materials at affordable prices and retention of its key management and operating personnel, satisfactory labor relations, its ability to identify new acquisition opportunities, negotiate and finance such acquisitions on acceptable terms and successfully absorb and manage such acquisitions in a timely and efficient manner, as well as other risks described under the heading “Risk Factors” of this Annual Report on Form 10-Q and the risk factors and cautionary statements described in the other documents the Company files or furnishes from time to time with the Securities and Exchange Commission, including its Annual Report on Form 10-K and Current Reports on Form 8-K. Should one or more of the foregoing risks or uncertainties materialize, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected.
ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. However, we are exposed to market risk in interest rates related primarily to our debt obligations, which as of June 30, 2008 include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of June 30, 2008, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

ITEM 4. Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 in response to Item 1A to Part I of Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
Consolidated Graphics, Inc. 1994 Long-Term Incentive Plan, as amended. Effective June 30, 2008, the Board of Directors approved a sixth amendment to the Consolidated Graphics, Inc. 1994 Long-Term Incentive (the “Plan”) to, among other things, comply with the requirements of Section 409A of the Internal Revenue Code and the Treasury Regulations and other guidance issued thereunder, and make other technical or administrative amendments to the Plan. For administrative convenience, the Board of Directors thereafter amended and restated the Plan effective as of June 30, 2008 to incorporate all previous amendments to the Plan. As amended and restated, the Plan is now referred to as the “Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan.”
The foregoing are summaries only, and are not necessarily complete and are thus qualified by the full text of the sixth amendment to the Plan, as well as the amendment and restatement of the Plan filed herewith as Exhibits 10.4 and 10.5.
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

*10.1	Employment Agreement dated May 22, 2008, between Joe R. Davis and the Company (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.1).
*10.2	Consolidated Graphics, Inc. Annual Incentive Compensation Plan, dated effective as of April 1, 2008 (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.2). +Ω
*10.3	Form of Annual Incentive Award Agreement for Executives (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.3). +
10.4	Sixth Amendment to the Consolidated Graphics, Inc. 1994 Long-Term Incentive Plan, as amended. +

10.5	Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan. +
31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference

+	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

Ω	Subject to shareholder approval at the Annual Shareholders Meeting to be held August 7, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.
Dated: August 6, 2008	By:	/s/ Jon C. Biro
Jon C. Biro
Executive Vice President and Chief Financial and Accounting Officer

Exhibit Index

*3.1	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998), Exhibit 3.1).
*3.3	Second Amended and Restated By-Laws of the Company adopted as of June 30, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).
*3.4	Amendment to the Second Amended and Restated By-Laws of the Company adopted as of December 21, 2007 (Consolidated Graphics, Inc. Form 8-K (December 26, 2007), Exhibit 1).
*4.1	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
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

*10.1	Employment Agreement dated May 22, 2008, between Joe R. Davis and the Company (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.1).
*10.2	Consolidated Graphics, Inc. Annual Incentive Compensation Plan, dated effective as of April 1, 2008 (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.2). +Ω
*10.3	Form of Annual Incentive Award Agreement for Executives (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.3). +
10.4	Sixth Amendment to the Consolidated Graphics, Inc. 1994 Long-Term Incentive Plan, as amended. +
10.5	Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan. +
31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference

+	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

Ω	Subject to shareholder approval at the Annual Shareholders Meeting to be held August 7, 2008.