Form 10-Q
period 2008-09-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2008-11-05
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐       No ☑
The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at October 15, 2008 was 11,147,250.

CONSOLIDATED GRAPHICS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	March 31,
	2008	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,548	$15,131
Accounts receivable, net	211,214	209,000
Inventories	69,221	61,511
Prepaid expenses	13,892	7,127
Deferred income taxes	9,730	9,353

Total current assets	319,605	302,122
PROPERTY AND EQUIPMENT, net	438,603	421,347
GOODWILL AND OTHER INTANGIBLE ASSETS, net	139,275	141,381
OTHER ASSETS	8,181	7,813

	$905,664	$872,663

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$28,197	$23,252
Accounts payable	66,770	56,948
Accrued liabilities	83,371	83,488
Income taxes payable	154	184

Total current liabilities	178,492	163,872
LONG-TERM DEBT, net of current portion	350,300	362,448
OTHER LIABILITIES	15,478	13,655
DEFERRED INCOME TAXES	55,344	52,895
COMMITMENTS AND CONTINGENICES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 11,147,250 and 11,079,011 issued and outstanding	111	111
Additional paid-in capital	159,618	153,204
Retained earnings	147,295	127,376
Accumulated other comprehensive loss	(974)	(898)

Total shareholders’ equity	306,050	279,793

	$905,664	$872,663

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2008	2007	2008	2007
SALES	$296,951	$259,666	$582,145	$518,312
COST OF SALES	224,365	193,402	438,919	383,871

Gross profit	72,586	66,264	143,226	134,441
SELLING EXPENSES	26,779	25,231	55,183	51,665
GENERAL AND ADMINISTRATIVE EXPENSES	24,717	19,084	46,994	38,396
OTHER (INCOME) EXPENSE, net	(257)	(1,230)	(252)	(3,580)

Operating income	21,347	23,179	41,301	47,960
INTEREST EXPENSE, net	3,852	2,449	8,063	4,343

Income before taxes	17,495	20,730	33,238	43,617
INCOME TAXES	7,192	7,444	13,319	16,774

Net income	$10,303	$13,286	$19,919	$26,843

BASIC EARNINGS PER SHARE	$.92	$1.01	$1.79	$2.00
DILUTED EARNINGS PER SHARE	$.90	$.98	$1.74	$1.94

SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	11,147	13,110	11,129	13,413
Diluted	11,430	13,502	11,445	13,826
See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

BALANCE, March 31, 2008	11,079	$111	$153,204	$127,376	$(898)	$279,793

Net income	—	—	—	19,919	—	19,919
Currency translation adjustment	—	—	—	—	(76)	(76)

Total Comprehensive Income	—	—	—	—	—	19,843
Exercise of stock options, including tax benefit	68	—	3,019	—	—	3,019
Compensation expense	—	—	3,395	—	—	3,395

BALANCE, September 30, 2008	11,147	$111	$159,618	$147,295	$(974)	$306,050

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30
	2008	2007

OPERATING ACTIVITIES
Net income	$19,919	$26,843
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	32,477	26,011
Deferred income taxes	2,004	(657)
Share-based compensation expense	3,395	1,520
Non-cash currency gain	9	(4,447)
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	(2,303)	(1,845)
Inventories	(7,726)	(6,697)
Prepaid expenses	(7,005)	672
Other assets	(369)	(52)
Accounts payable and accrued liabilities	2,085	476
Other liabilities	1,823	—
Income taxes payable	(30)	(129)

Net cash provided by operating activities	44,279	41,695

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(6,718)	(6,256)
Purchases of property and equipment	(27,290)	(15,818)
Proceeds from asset dispositions	1,188	1,458

Net cash used in investing activities	(32,820)	(20,616)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	86,146	123,175
Payments on bank credit facilities	(90,991)	(53,567)
Proceeds from issuance of term equipment notes	1,926	12,373
Payments on term equipment notes and other debt	(11,181)	(6,556)
Payments to repurchase and retire common stock	—	(100,063)
Proceeds from exercise of stock options, including excess tax benefit	3,019	2,367

Net cash used in financing activities	(11,081)	(22,271)

Effect of exchange rate changes on cash	39	298

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	417	(894)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,131	12,043

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,548	$11,149

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share data and percentages)
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the six months ended September 30, 2008 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2008 has been derived from the Company’s most recent annual audited consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed with the SEC in May 2008 (“2008 Form 10-K”).
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
Revenue Recognition—The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Because printed products manufactured for the Company’s customers are customized based upon the customers specifications, product returns are insignificant.
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

	September 30,	March 31,
	2008	2008

Raw materials	$26,189	$25,983
Work in progress	37,265	29,447
Finished goods	5,767	6,081

	$69,221	$61,511

Goodwill and Other Intangible Assets, net—Goodwill totaled $112,460 at September 30, 2008 and represents the excess of the Company’s purchase cost over the fair value of the net assets of acquired businesses, net of previously recorded amortization and impairment expense. The net book value of other intangible assets at September 30, 2008 was $26,815. Other intangible assets consist primarily of the value assigned to such items as established customer relationships and trade names in connection with the allocation of purchase price for acquisitions under Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and are generally amortized on a straight-line basis over periods of up to 25 years. Amortization expense totaled $2,147 and $1,154 for the six months ended September 30, 2008 and 2007, respectively.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share data and percentages)
(Unaudited)
Supplemental Cash Flow Information—The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. Certain of the Company’s capital expenditures are considered to be non-cash transactions, including for the six months ended September 30, 2008, $7,277, which was financed using term notes (See Note 3. Long-Term Debt). For the six months ended September 30, 2008, the Company paid cash for interest and income taxes, net of refunds, totaling $8,905 and $13,755. For the six months ended September 30, 2007, the Company paid cash for interest and income taxes, net of refunds, totaling $4,192 and $13,802.
Foreign Currency—Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at the quarter-end exchange rates. Income and expense items are translated at the average monthly exchange rate. The effects of translation are included as a component of Accumulated Other Comprehensive Income in the Condensed Consolidated Statements of Shareholders’ Equity. The net foreign currency transaction (gain) loss related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency totaled $252 and $3,580 for the six months ended September 30, 2008 and 2007, respectively and is recorded in Other (Income) Expense on the Condensed Consolidated Income Statement.
Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss is comprised exclusively of foreign currency translation adjustments, net of tax effect.
2. ACQUISITIONS
During the six months ended September 30, 2008, the Company paid cash totaling $6,718 to satisfy certain liabilities incurred in connection with certain prior period acquisitions. The Company is awaiting additional information concerning certain asset and liability valuations in order to finalize the allocation of purchase price for certain 2008 fiscal acquisitions, and expects to receive such information no later than one year following the respective dates of the acquisitions.
3. LONG — TERM DEBT
The following is a summary of the Company’s long-term debt as of:

	September 30,	March 31,
	2008	2008

Bank credit facilities	$266,659	$271,868
Term equipment notes	102,673	104,505
Other	9,165	9,327

	378,497	385,700
Less—current portion	(28,197)	(23,252)

	$350,300	$362,448

The Company’s primary bank credit facility (as amended, the “Credit Agreement”) currently provides for $335,000 in revolving credit and has a maturity date of October 6, 2011. At September 30, 2008, outstanding borrowings under the Credit Agreement were $232,500 and accrued interest at a weighted average rate of 4.3%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of .625% to 1.50%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). The Company is also required to pay an annual commitment fee ranging from .15% to .275% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At September 30, 2008, the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .25%.
The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at September 30, 2008.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share data and percentages)
(Unaudited)
The Company also maintains an unsecured credit facility with a commercial bank currently consisting of a U.S. $5,000 maximum borrowing limit component and a separate Canadian dollar (“C$”) C$31,000 maximum borrowing limit component. At September 30, 2008, outstanding borrowings were $2,700 which accrued interest at a weighted average rate of 3.7%, and C$23,500 ($22,635 U.S. equivalent), which accrued interest at a weighted average rate of 4.7%.
In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. One facility expires in October 2008 while the other facility expires in December 2008. At September 30, 2008, outstanding borrowings under the Auxiliary Bank Facilities totaled $8,824 and accrued interest at a weighted average rate of 3.4%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facilities expiring in October and December 2008, such borrowings are classified as long-term debt in the accompanying Condensed Consolidated Balance Sheet at September 30, 2008. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.
At September 30, 2008, outstanding borrowings under term equipment notes totaled $102,673 and carried interest rates between 3.9% and 8.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. At September 30, 2008, outstanding borrowings under our real estate notes totaled $4,313 and carried a 6.0% interest rate. The real estate notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance and are secured by the real estate. At September 30, 2008, other debt obligations totaled $4,852 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with the real estate notes or other debt obligations. The Credit Agreement places certain limitations on the amount of additional term note obligations the Company may incur in the future.
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
As of September 30, 2008, $12,133 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.8 years. Share-based compensation expenses totaled $3,395 and $1,520 for the six months ended September 30, 2008 and 2007.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share data and percentages)
(Unaudited)
The Company granted 522,500 stock options during the six months ended September 30, 2008. The total intrinsic value of stock options exercised during the six months ended September 30, 2008 was $1,267. The following table summarizes stock option activity for the six months ended September 30, 2008:

		Weighted-
		Average Exercise
Stock Options	Shares	Price
Outstanding at March 31, 2008	1,457,477	$36.93
Granted	522,500	56.78
Exercised	(68,239)	39.48
Forfeited or expired	(12,677)	53.02

Outstanding at September 30, 2008 (a)	1,899,061

Exercisable at September 30, 2008 (a)	1,218,675

(a)
Stock options outstanding as of September 30, 2008 have a weighted average remaining contractual life of 5.5 years. Based on the market value of the Company’s common stock on September 30, 2008, outstanding stock options have an aggregate intrinsic value of $7,933 and exercisable stock options have an aggregate intrinsic value of $7,933.

The Company granted an award of 12,500 restricted stock unit awards during the six months ended September 30, 2008 having a fair value of $709. The following table summarizes restricted stock unit award activity for the six months ended September 30, 2008:

Restricted Stock Unit Awards	Shares
Outstanding at March 31, 2008	22,500
Granted	12,500
Vested and issued	—
Forfeited or expired	—

Outstanding at September 30, 2008 (a)	35,000

Vested but not issued at September 30, 2008 (a)	5,625

(a)
Restricted stock units outstanding as of September 30, 2008 have a weighted average remaining contractual term of 1.3 years and a total intrinsic value of $1,062. Pursuant to the terms of the applicable restricted stock unit award agreements, restricted stock units covering 5,625 shares of Company common stock have vested but are not issuable to the participant until March 1, 2009.

5. INCOME TAXES
The Company accounts for uncertain income tax positions in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. As of September 30, 2008 and March 31, 2008, the Company had $15,478 and $13,655 of unrecognized tax benefits. Of the unrecognized tax benefits at September 30, 2008, $12,758 if recognized, would decrease the Company’s effective income tax rate and increase net income.
As of September 30, 2008, the Company believes it is reasonably possible that the unrecognized tax benefits may increase within 12 months by as much as $774, due primarily to certain state tax deductions with an ultimate outcome that is uncertain.
The Company’s federal income tax returns for the tax years after 2004 remain subject to examination. The various states in which the Company is subject to income tax are generally open for the tax years after 2002.
The Company classifies net interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total net interest expense and penalties related to tax uncertainties recognized for the six months ended September 30, 2008 and September 30, 2007 was $274 and $667, respectively. Accrued interest and penalties of $1,893 and $1,619 related to income tax uncertainties are a component of other noncurrent liabilities at September 30, 2008 and March 31, 2008, respectively.

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
Overview
Our Organization
Consolidated Graphics is a leading U.S. and Canadian provider of commercial printing services with 70 printing businesses spanning 27 states plus one Canadian province. Complementing the printing services we provide, we also offer (i) state-of-the-art fulfillment services from 13 fulfillment centers located at or near one of our printing businesses and (ii) proprietary digital technology solutions and e-commerce capabilities. Generally, each facility substantially relies on locally-based customers; accordingly, we have over 20,000 individual customers with a broad diversification by industry-type and geographic orientation. No individual facility or any individual customer accounts for more than 5% of our total revenues.
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
Results of Operations
The following table sets forth our Company’s unaudited condensed consolidated income statements and certain percentage relationships for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In millions)		(In millions)
Sales	$297.0	$259.7	$582.1	$518.3
Cost of sales	224.4	193.4	438.9	383.9

Gross profit	72.6	66.3	143.2	134.4
Selling expenses	26.8	25.2	55.2	51.7
General and administrative expenses	24.7	19.1	47.0	38.4
Other (income) expense, net	(0.3)	(1.2)	(0.3)	(3.6)

Operating income	21.4	23.2	41.3	47.9
Interest expense, net	3.9	2.5	8.1	4.3

Income before taxes	17.5	20.7	33.2	43.6
Income taxes	7.2	7.4	13.3	16.8

Net Income	$10.3	$13.3	$19.9	$26.8

The following table sets forth the components of income expressed as a percentage of sales for the periods indicated:

	As a Percentage		As a Percentage
	of Sales		of Sales
	Three Months Ended		Six Months Ended
	September 30		September 30
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.6	74.5	75.4	74.1

Gross profit	24.4	25.5	24.6	25.9
Selling expenses	9.0	9.7	9.5	10.0
General and administrative expenses	8.3	7.4	8.0	7.4
Other (income) expense, net	(0.1)	(0.5)	—	(0.7)

Operating income	7.2	8.9	7.1	9.2
Interest expense, net	1.3	0.9	1.4	0.8

Income before taxes	5.9	8.0	5.7	8.4
Income taxes	2.4	2.9	2.3	3.2

Net Income	3.5%	5.1%	3.4%	5.2%

Our sales and expenses for the six months ended September 30, 2008 were impacted by the acquisition of three printing businesses in fiscal 2008. In accordance with the purchase method of accounting, our condensed consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. Accordingly, acquisitions affect our financial results in any period compared to the prior year period by the full-period impact of prior year acquisitions (as compared to the partial-period impact in the prior year) and the partial-period impact of current year acquisitions, and is referred to below as “impact of acquisitions.” We refer to revenue growth or decline, excluding the effect of revenues contributed by acquisitions, in the most recent fiscal year as “internal” or “same-store” sales growth or decline.
The following table sets forth the components of revenue change for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30, 2008		September 30, 2008
	$	%	$	%
	(In millions)		(In millions)
Acquisitions(1)	$34.7	13.4%	$66.6	12.9%
Election-related	6.9	2.7	11.5	2.2
Other internal	(4.3)	(1.7)	(14.3)	(2.8)

Total	$37.3	14.4%	$63.8	12.3%

(1)	Includes the acquisitions of The Pikes Peak Lithographing Company, The Cyril-Scott Company and PBM Graphics, Inc.
Comparative Analysis of Consolidated Income Statements for the Three Months Ended September 30, 2008 and 2007
Sales in the three month period ended September 30, 2008 increased $37.3 million, or 14%, to $297.0 million from $259.7 million for the same period in the prior year. The impact of acquisitions provided $34.7 million of the revenue increase in fiscal year 2008 and an increase in election-related business contributed $6.9 million. The increases were partially offset by a $4.3 million decline in same-store sales, compared to the same period in the prior year. The decline in internal sales growth was primarily due to a reduction in demand for printing services as a result of continuing weakness in the overall U.S. economy, along with a more competitive pricing environment.
Gross profit during the three months ended September 30, 2008 increased $6.3 million, or 10%, to $72.6 million from $66.3 million for the same period in the prior year. This increase was primarily due to the impact of acquisitions on the sales volumes discussed above. Gross profit as a percentage of sales declined to 24.4% from 25.5% compared to the same period in the prior year due to relatively lower gross margins for recently acquired businesses, offset in part by an increase in election-related business and the beneficial impact of the Company’s growing digital print business.
Selling expense during the three months ended September 30, 2008 increased $1.6 million, or 6%, to $26.8 million from $25.2 million for the same period in the prior year. The increase was due to the impact of acquisitions on the sales volumes discussed above. As a percentage of sales, selling expenses declined to 9.0% in the current quarter as compared to 9.7% for the same period in the prior year. The decline was primarily due to relatively lower selling expenses as a percentage of sales for businesses acquired in fiscal year 2008.

General and administrative expenses during the three months ended September 30, 2008 increased $5.6 million, or 30%, to $24.7 million from $19.1 million for the same period in the prior year. This increase was primarily due to the impact of acquisitions (including direct expenses and incremental intangible asset amortization) and increases in bad debt expense, share-based compensation and salary expenses. As a percentage of sales, general and administrative expenses increased to 8.3% in the current quarter as compared to 7.4% for the same period in the prior year due to the factors described above.
Other income during the three months ended September 30, 2008 decreased $.9 million to $.3 million from $1.2 million for the same period in the prior year. Other income primarily consists of foreign currency transaction gains resulting from certain transactions at our Canadian subsidiary denominated in U.S. dollars.
Interest expense during the three months ended September 30, 2008 increased $1.4 million to $3.9 million from $2.5 million for the same period in the prior year, due principally to higher levels of average debt outstanding due to borrowings that funded fiscal year 2008 acquisitions, capital expenditures and share repurchases under our now expired common stock repurchase program.
We provided for income taxes during the three months ended September 30, 2008 of $7.2 million, reflecting an effective tax rate of 41.1% as compared to an effective tax rate of 35.9% for the same period in the prior year. The increase primarily relates to higher state taxes in the current quarter and a lower foreign effective tax rate in the prior year.
Comparative Analysis of Consolidated Income Statements for the Six Months Ended September 30, 2008 and 2007
Sales in the six month period ended September 30, 2008 increased $63.8 million, or 12%, to $582.1 million from $518.3 million for the same period in the prior year. The revenue increase was due to a $66.6 million increase caused by the impact of acquisitions in fiscal year 2008, along with an increase of $11.5 million in election-related business, offset in part by a $14.3 million decline in same-store sales, compared to the same period in the prior year. The decline in internal sales growth was primarily due to a reduction in demand for printing services as a result of continuing weakness of the overall U.S. economy, along with a more competitive pricing environment.
Gross profit during the six months ended September 30, 2008 increased $8.8 million, or 7%, to $143.2 million from $134.4 million for the same period in the prior year. This increase was primarily due to the net increase in sales volumes discussed above. Gross profit as a percentage of sales declined to 24.6% from 25.9% compared to the same period in the prior year due to relatively lower gross margins for recently acquired businesses.
Selling expense during the six months ended September 30, 2008 increased $3.5 million, or 7%, to $55.2 million from $51.7 million for the same period in the prior year. The increase was due to the businesses we acquired in fiscal year 2008. As a percentage of sales, selling expenses declined to 9.5% in the current quarter as compared to 10.0% for the same period in the prior year. This decline was primarily due to relatively lower selling expenses as a percentage of sales for recently acquired businesses.
General and administrative expenses during the six months ended September 30, 2008 increased $8.6 million, or 22%, to $47.0 million from $38.4 million for the same period in the prior year. This increase was primarily due to the impact of acquisitions (including direct expenses and incremental intangible asset amortization) and increases in bad debt expense, salaries, and share-based compensation. As a percentage of sales, general and administrative expenses increased to 8.0% in the current quarter as compared to 7.4% for the same period in the prior year.
Other income during the six months ended September 30, 2008 decreased $3.3 million to $.3 million from $3.6 million for the same period in the prior year. Other income primarily consists of foreign currency transaction gains resulting from certain transactions at our Canadian subsidiary denominated in U.S. dollars.
Interest expense during the six months ended September 30, 2008 increased $3.8 million to $8.1 million from $4.3 million for the same period in the prior year, primarily due to higher levels of average debt outstanding for borrowings that funded the fiscal year 2008 acquisitions, capital expenditures and share repurchases under our now expired common stock repurchase program during the second and third quarters of the prior year.
Income tax expense during the six months ended September 30, 2008 totaled $13.3 million, reflecting an effective tax rate of 40.1% as compared to an effective tax rate of 38.5% for the same period in the prior year. The increase is primarily due to higher state taxes in the current period and a lower foreign effective tax rate in the prior year.

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

	Six Months Ended
	September 30
	2008	2007
	(In millions)
Net cash provided by operating activities	$29.2	$41.7
Acquisitions of businesses	(6.7)	(6.3)
Capital expenditures, net of proceeds from asset dispositions	(26.1)	(14.4)
Net proceeds (payments) under bank credit facilities	(4.8)	69.6
Net proceeds (payments) on term equipment notes and other debt	(9.3)	5.8
Payments to repurchase and retire common stock	—	(100.1)
Proceeds from exercise of stock options	3.0	2.4
Additionally, our cash position, working capital and debt obligations are shown below and should be read in conjunction with our condensed consolidated balance sheets and notes thereto included in Item 1. Financial Statements:

	September 30,	March 31,
	2008	2008
	(In millions)
Cash and cash equivalents	$15.5	$15.1
Working capital, inclusive of cash and cash equivalents	141.1	138.3
Total debt obligations	378.5	385.7
Net cash provided by operating activities increased $2.6 million over the same six-month period in the prior year. This increase was primarily due to lower net income, higher depreciation and changes in working capital items. We invested $34.6 million in new technology and equipment during the six months ended September 20, 2008, of which $21.7 million was for digital presses and related technology. We believe that our cash flow provided by operations, combined with existing capacity under our bank credit facilities, will be adequate to cover our working capital growth, debt service requirements and planned capital expenditures for the next 12 months.
We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon prevailing market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. There can be no assurance that we will be able to acquire additional printing businesses on terms acceptable to us. We also expect to fund future acquisitions through cash flow provided by operations and/or additional borrowings under our primary bank credit facility. We have in the past issued our common stock as purchase price consideration in some of our acquisitions. Although we may issue common stock for such purposes in the future, we do not expect to do so in the foreseeable future because of our current financial liquidity and ability to utilize available cash or additional borrowings.
Debt Obligations
Our primary bank credit facility (as amended, the “Credit Agreement”) currently provides for $335 million in revolving credit and has a maturity date of October 6, 2011. At September 30, 2008, outstanding borrowings under the Credit Agreement were $232.5 million and accrued interest at a weighted average rate of 4.3%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of .625% to 1.50%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). We are also required to pay an annual commitment fee ranging from .15% to .275% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At September 30, 2008 the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .25%.
We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at September 30, 2008. In the event that we are unable to remain in compliance with these covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event that we were unable to obtain a waiver, renegotiate or refinance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would result.

We also maintain an unsecured credit facility with a commercial bank (the “A&B Credit Facility”) currently consisting of a U.S. $5 million maximum borrowing limit component and a separate C$31 million maximum borrowing limit component. At September 30, 2008, outstanding borrowings under the A&B Credit Facility were $2.7 million, which accrued interest at a weighted average rate of 3.7%, and C$23.5 million ($22.6 million U.S. equivalent), which accrued interest at a weighted average rate of 4.7%. An annual reduction of C$4 million on the Canadian dollar denominated commitment occurs on December 31 during each year of the A&B Credit Facility until the final maturity date of October 6, 2011. There are no significant covenants or restrictions set forth in the A&B Credit Facility; however, a default by us under the Credit Agreement constitutes a default under the A&B Credit Facility.
In addition, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5 million. One facility expires in October 2008 while the other facility expires in December 2008. At September 30, 2008, outstanding borrowings under the Auxiliary Bank Facilities totaled $8.8 million and accrued interest at a weighted average rate of 3.4%. Because we currently have the ability and intent to refinance the borrowings outstanding under the Auxiliary Bank Facilities expiring in October and December 2008, such borrowings are classified as long-term debt in our condensed consolidated balance sheet at September 30, 2008. The Auxiliary Bank Facilities cross-default to the covenants and restrictions set forth in the Credit Agreement.
At September 30, 2008, outstanding borrowings under our term equipment notes totaled $102.7 million and accrued interest at rates between 3.9% and 8.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance, and are secured by certain equipment of the Company. We are not subject to any significant financial covenants in connection with any of the term equipment notes. At September 30, 2008, outstanding borrowings under our real estate notes totaled $4.3 million and accrued interest at 6%. The real estate notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance and are secured by the real estate. At September 30, 2008, other debt obligations totaled $4.9 million and provided for principal payments plus interest (at fixed and variable rates) for defined periods up to 16 years from the date of issuance. We do not have any significant financial covenants or restrictions associated with the real estate notes or the other debt obligations. The Credit Agreement places certain limitations on the amount of additional term note obligations we may incur in the future.
As of September 30, 2008, our available credit under existing credit facilities was approximately $106.6 million.
Commitments and Contingenices
Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $91.6 million as of September 30, 2008.
Letters of credit — In connection with our assumption of obligations under outstanding industrial revenue bonds, which are reflected as debt in the accompanying condensed consolidated financial statements, and our assumption of certain contingent liabilities related to certain of our acquisitions, we had letters of credit outstanding as of September 30, 2008 totaling $6.6 million. All of these letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in October 2011, and we will be required to obtain replacement letters of credit at that time, as needed.
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

Revenue Recognition — We primarily recognize revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into our fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Because printed products manufactured for our customers are customized based upon the customers specifications, product returns are insignificant. We derive the majority of our revenues from sales and services to a broad and diverse group of customers, with no individual customer accounting for more than 5% of our revenues as of September 30, 2008.
Receivables, net of valuation allowance — Accounts receivable at September 30, 2008 were $211.2 million, net of a $4.6 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by contraction in the economy or other factors beyond our control. Changes in our estimates of collectibility could have a material adverse effect on our consolidated financial condition or results of operations.
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

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards (“ SFAS”) No. 157, Fair Value Measurement (“SFAS No.157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurement. Our adoption of SFAS No.157 effective for fiscal 2009 did not have a material impact on our consolidated financial condition or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB No. 115 (“SFAS No.159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. We have not elected to apply the provisions of SFAS No. 159; therefore, the adoption of SFAS No. 159 did not affect our consolidated financial condition or results of operations.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in which the Company discusses factors it believes may affect its performance or results in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “forecast,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depend on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks, including those created by general market conditions, competition and the possibility that events may occur beyond the Company’s control, which may limit its ability to maintain or improve its operating results or financial condition or acquire additional printing businesses. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, which include, continuing weakness in the economy, the growth of its digital printing business, seasonality of election related business, its ability to adequately manage expenses, including labor costs, the continued availability of raw materials at affordable prices, retention of its key management and operating personnel, satisfactory labor relations, its ability to identify new acquisition opportunities, negotiate and finance such acquisitions on acceptable terms and successfully absorb and manage such acquisitions in a timely and efficient manner, as well as other risks described under the heading “Risk Factors” of this Quarterly Report on Form 10-Q and the risk factors and cautionary statements described in the other documents the Company files or furnishes from time to time with the Securities and Exchange Commission, including its most recently filed Annual Report on Form 10-K and Current Reports on Form 8-K. Should one or more of the foregoing risks or uncertainties materialize, or should the Company’s underlying assumptions, expectations, beliefs or projections prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected.
ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. However, we are exposed to market risk in interest rates related primarily to our debt obligations, which as of September 30, 2008 include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of September 30, 2008, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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
ITEM 1A. Risk Factors

Except for the risk factors below, there have been no material changes in our assessment of the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 in response to Item 1A to Part 1 of Form 10-K. Please refer to the additional risk factors set forth in such Annual Report.

Negative worldwide economic conditions could result in a decrease in demand for printing services and potentially hinder our ability to collect amounts owed by customers, therefore, adversely impacting our business and results of operations.

If the current worldwide economic downturn continues, including the negative conditions in the global credit markets, our customers may have difficulty obtaining credit to fund their operations. Additionally, many of our direct and indirect customers may delay or reduce their purchases of printed materials. These conditions could cause a reduction in our revenue, increased price competition and/or increased operating costs, which could adversely affect our business, results of operations and financial condition. Additionally, we could suffer significant losses if the economic downturn causes customers whom we have offered trade credit to fail or otherwise not have the ability to pay us. A significant write-off of accounts receivable due to uncollectibility would have a negative impact on our financial results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
On August 7, 2008, the Company held its Annual Meeting of Shareholders. The matters voted upon, and the shareholder voting results, were previously reported by the Company in the Form 8-K filed with the Securities and Exchange Commission on August 13, 2008.
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

*10.1
Fourth Amendment to the Credit Agreement among the Company and JP Morgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of August 4, 2008 (Consolidated Graphics, Inc. Form 8-K (August 8, 2008), Exhibit 10.1).

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

CONSOLIDATED GRAPHICS, INC.
Dated: November 5, 2008	By:	/s/ Jon C. Biro
Jon C. Biro
Executive Vice President and Chief Financial and Accounting Officer

Exhibit Index

*3.1	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998), Exhibit 3.1).
*3.3	Second Amended and Restated By-Laws of the Company adopted as of June 30, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).
*3.4	Amendment to the Second Amended and Restated By-Laws of the Company adopted as of December 21, 2007 (Consolidated Graphics, Inc. Form 8-K (December 26, 2007), Exhibit 1).
*4.1	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
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

*10.1
Fourth Amendment to the Credit Agreement among the Company and JP Morgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of August 4, 2008 (Consolidated Graphics, Inc. Form 8-K (August 8, 2008), Exhibit 10.1).

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