Form 10-Q
period 2008-12-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2009-02-09
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ________  to _________
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
Yes ☐     No ☑
The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at January 15, 2009 was 11,147,250.

CONSOLIDATED GRAPHICS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	March 31,
	2008	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,521	$15,131
Accounts receivable, net	207,515	209,000
Inventories	58,956	61,511
Prepaid expenses	9,979	7,127
Deferred income taxes	17,857	9,353

Total current assets	313,828	302,122
PROPERTY AND EQUIPMENT, net	442,097	421,347
GOODWILL AND OTHER INTANGIBLE ASSETS, net	75,902	141,381
OTHER ASSETS	8,259	7,813

	$840,086	$872,663

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$27,534	$23,252
Accounts payable	60,250	56,948
Accrued liabilities	100,744	83,488
Income taxes payable	132	184

Total current liabilities	188,660	163,872
LONG-TERM DEBT, net of current portion	328,003	362,448
OTHER LIABILITIES	14,786	13,655
DEFERRED INCOME TAXES	43,946	52,895
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 11,147,250 and 11,079,011 issued and outstanding	111	111
Additional paid-in capital	161,343	153,204
Retained earnings	103,729	127,376
Accumulated other comprehensive loss	(492)	(898)

Total shareholders’ equity	264,691	279,793

	$840,086	$872,663

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2008	2007	2008	2007
SALES	$315,815	$289,538	$897,960	$807,850
COST OF SALES	241,055	214,140	679,974	598,011

Gross profit	74,760	75,398	217,986	209,839
SELLING EXPENSES	26,153	27,849	81,336	79,514
GENERAL AND ADMINISTRATIVE EXPENSES	24,981	20,489	71,975	58,885
GOODWILL IMPAIRMENT CHARGE	62,524	—	62,524	—
LITIGATION CHARGE	17,000	—	17,000	—
OTHER (INCOME) EXPENSE, net	(386)	(329)	(638)	(3,909)

Operating income (loss)	(55,512)	27,389	(14,211)	75,349
INTEREST EXPENSE, net	4,108	3,630	12,171	7,973

Income (loss) before taxes	(59,620)	23,759	(26,382)	67,376
INCOME TAXES	(16,054)	4,397	(2,735)	21,171

Net income (loss)	$(43,566)	$19,362	$(23,647)	$46,205

BASIC EARNINGS (LOSS) PER SHARE	$(3.91)	$1.63	$(2.12)	$3.58
DILUTED EARNINGS (LOSS) PER SHARE	$(3.91)	$1.58	$(2.12)	$3.48

SHARES USED TO COMPUTE EARNINGS (LOSS) PER SHARE
Basic	11,147	11,905	11,135	12,910
Diluted	11,147	12,225	11,135	13,295
See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

BALANCE, March 31, 2008	11,079	$111	$153,204	$127,376	$(898)	$279,793

Net income (loss)	—	—	—	(23,647)	—	(23,647)
Currency translation adjustment, net of tax	—	—	—	—	406	406

Total comprehensive income (loss)						(23,241)
Exercise of stock options, including tax benefit	68	—	3,019	—	—	3,019
Compensation expense	—	—	5,120	—	—	5,120

BALANCE, December 31, 2008	11,147	$111	$161,343	$103,729	$(492)	$264,691

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31
	2008	2007

OPERATING ACTIVITIES
Net income (loss)	$(23,647)	$46,205
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	49,556	39,631
Goodwill impairment charge	62,524	—
Litigation charge	17,000	—
Deferred income taxes	(17,724)	3,413
Share-based compensation expense	5,120	1,760
Non-cash foreign currency (gain) loss	518	(4,887)
Changes in assets and liabilities, net of effect of acquisitions—
Accounts receivable, net	389	(7,615)
Inventories	1,882	(6,426)
Prepaid expenses	(3,111)	(178)
Other assets	(446)	(293)
Accounts payable and accrued liabilities	(3,977)	822
Other liabilities	1,131	—
Income taxes payable	(52)	1,983

Net cash provided by operating activities	89,163	74,415

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(6,684)	(25,983)
Purchases of property and equipment	(48,725)	(28,566)
Proceeds from asset dispositions	1,284	1,774

Net cash used in investing activities	(54,125)	(52,775)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	184,266	186,066
Payments on bank credit facilities	(202,197)	(78,121)
Proceeds from issuance of term equipment notes	1,926	18,718
Payments on term equipment notes and other debt	(17,696)	(11,646)
Payments to repurchase and retire common stock	—	(138,124)
Proceeds from exercise of stock options, including excess tax benefit	3,019	2,619

Net cash used in financing activities	(30,682)	(20,488)

Effect of exchange rate changes on cash	34	557

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,390	1,709
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,131	12,043

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,521	$13,752

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share data and percentages)
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included. Operating results for the nine months ended December 31, 2008 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2008 has been derived from the Company’s most recent annual audited consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed with the SEC in May 2008 (“2008 Form 10-K”).
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
Revenue Recognition—The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Because printed products manufactured for the Company’s customers are customized based upon the customers specifications, product returns are not significant.
Earnings Per Share—Basic earnings per share are calculated by dividing net income or net loss by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income or net loss divided by the weighted average number of common shares, dilutive stock options and restricted stock unit awards outstanding using the treasury stock method.
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

	December 31,	March 31,
	2008	2008

Raw materials	$23,495	$25,983
Work in progress	29,796	29,447
Finished goods	5,665	6,081

	$58,956	$61,511

Goodwill and Other Intangible Assets, net—Goodwill totaled $50,124 at December 31, 2008, compared to $102,423 at March 31, 2008, and represents the excess of the Company’s purchase cost over the fair value of the net assets of acquired businesses, net of previously recorded amortization and impairment expense. The net book value of other intangible assets at December 31, 2008 was $25,778 compared to $38,958 at March 31, 2008. Other intangible assets consist primarily of the value assigned to such items as established customer relationships and trade names in connection with the allocation of purchase price for acquisitions under Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and are generally amortized on a straight-line basis over periods of up to 25 years. Amortization expense totaled $3,176 and $1,750 for the nine months ended December 31, 2008 and 2007, respectively.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share data and percentages)
(Unaudited)
The Company assesses the impairment of Goodwill as required by SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, the Company determines fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”) multiplied by management’s estimate of the total Company’s enterprise value-to-EBITDA multiple, adjusted for a control premium. Management estimated total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on December 31, 2008, after considering an appropriate control premium (25% based upon historical transactions in the printing industry). Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.
To the extent the net book value of the Company as a whole is greater than the Company’s market capitalization, all or a significant portion of its goodwill may be considered impaired. As a result of the recent decline in the market capitalization of the Company during the past two quarters, and a weakening operating performance outlook driven primarily by the U.S. recession, the Company concluded that a triggering event occurred for the quarter ended December 31, 2008 requiring a formal assessment of the carrying value of goodwill. Under applicable accounting standards, goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment. The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill in the “proforma” business combination accounting as described above exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted under applicable accounting standards. Accordingly, the Company recognized a non-cash impairment of its goodwill in the accompanying condensed consolidated financial statements in the amount of $62,524, representing 56% of the Company’s consolidated goodwill, as of December 31, 2008. The Company will perform an annual goodwill impairment analysis under SFAS No. 142 in connection with the closure of its year-ending March 31, 2009, which could result in an additional impairment charge to write down goodwill to its fair value.
Litigation Charge—In January and February 2009, a jury rendered verdicts for compensatory and punitive damages against the Company due to a lawsuit involving an isolated dispute between the Company and the former employer of an existing sales employee. As a result of these verdicts, a pre-tax litigation charge of $17,000 has been accrued in the December 31, 2008 condensed consolidated financial statements. The judge may award the plaintiff their attorney’s fees and costs. The Company intends to continue its defense of this matter at the trial court level and, if unsuccessful, intends to appeal the judgment, as well as pursue potential insurance reimbursement, which has previously been denied. For a more detailed description of the litigation, please refer to Item 1. “Legal Proceedings” in Part II — “Other Information” in this Quarterly Report on Form 10-Q.
Supplemental Cash Flow Information—The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. Total capital expenditures excluding non-cash transactions were $48,725 and $28,566 during the nine months ended December 31, 2008 and 2007, respectively. Certain capital expenditures are considered to be non-cash transactions, including for the nine months ended December 31, 2008 and 2007, $7,277 and $25,410, respectively, and were financed using term notes (See Note 3. Long-Term Debt). Total capital expenditures, including cash and non-cash transactions, was $56,002 and $53,976 for the nine months ended December 31, 2008 and 2007, respectively. For the nine months ended December 31, 2008, the Company paid cash for interest and income taxes, net of refunds, totaling $12,273 and $14,185. For the nine months ended December 31, 2007, the Company paid cash for interest and income taxes net of refunds, respectively, totaling $7,521 and $18,704.
Foreign Currency—Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at the quarter-end exchange rates. Income and expense items are translated at the average monthly exchange rate. The effects of translation are included as a component of Accumulated Other Comprehensive Income in the Condensed Consolidated Statements of Shareholders’ Equity. The net foreign currency transaction (gain) loss related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency totaled ($638) and ($3,909) for the nine months ended December 31, 2008 and 2007, respectively and is recorded in Other (Income) Expense on the Condensed Consolidated Income Statement.
Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss is comprised exclusively of foreign currency translation adjustments, net of tax effect.
2. ACQUISITIONS
During the nine months ended December 31, 2008, the Company paid cash totaling $6,684 to satisfy certain liabilities incurred in connection with certain prior period acquisitions. The Company is waiting for additional information concerning certain asset and liability valuations in order to finalize the allocation of purchase price for certain 2008 fiscal acquisitions, and expects to receive such information no later than one year following the respective dates of the acquisitions.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share data and percentages)
3. LONG-TERM DEBT
The following is a summary of the Company’s long-term debt as of:

	December 31,	March 31,
	2008	2008

Bank credit facilities	$250,214	$271,868
Term equipment notes	96,741	104,505
Other	8,582	9,327

	355,537	385,700
Less—current portion	(27,534)	(23,252)

	$328,003	$362,448

The Company’s primary bank credit facility (as amended, the “Credit Agreement”) currently provides for $335,000 in revolving credit and has a maturity date of October 6, 2011. At December 31, 2008, outstanding borrowings under the Credit Agreement were $220,500 and accrued interest at a weighted average rate of 3.3%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of .625% to 1.50%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). The Company is also required to pay an annual commitment fee ranging from .15% to .275% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At December 31, 2008, the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .25%.
The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at December 31, 2008. In light of current economic conditions, there is more than a remote possibility that the Company will exceed the required Debt-to-EBITDA ratio, as defined in the Credit Agreement, at some point prior to the maturity of the Credit Agreement on October 6, 2011. In the event the Company is unable to remain in compliance with the covenants and financial tests contained in the Credit Agreement in the future, the Company’s lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event the Company was unable to obtain a waiver, renegotiate or refinance these obligations, a material adverse effect on the ability of the Company to conduct it operations in the ordinary course would likely result.
The Company also maintains an unsecured credit facility with a commercial bank currently consisting of a U.S. $5,000 maximum borrowing limit component and a separate Canadian dollar (“C$”) C$27,000 maximum borrowing limit component. At December 31, 2008, outstanding borrowings were $2,500 which accrued interest at a weighted average rate of 3.1%, and C$21,500 ($17,583 U.S. equivalent), which accrued interest at a weighted average rate of 3.3%.
In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. One facility expires in October 2009 while the other facility expires in December 2009. At December 31, 2008, outstanding borrowings under the Auxiliary Bank Facilities totaled $9,631 and accrued interest at a weighted average rate of 2.2%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facilities expiring in October and December 2009, such borrowings are classified as long-term debt in the accompanying Condensed Consolidated Balance Sheet at December 31, 2008. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.
At December 31, 2008, outstanding borrowings under term equipment notes totaled $96,741 and carried interest rates between 3.9% and 8.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. The term equipment notes cross-default to the events of default set forth in the Credit Agreement. At December 31, 2008, outstanding borrowings under our real estate notes totaled $4,249 and carried a 6.0% interest rate. The real estate notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance and are secured by the real estate. At December 31, 2008, other debt obligations totaled $4,333 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with the real estate notes or the “other” debt obligations. The Credit Agreement places certain limitations on the amount of additional term note obligations the Company may incur in the future.

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
As of December 31, 2008, $11,723 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.8 years. Share-based compensation expenses totaled $5,120 and $1,760 for the nine months ended December 31, 2008 and 2007.
The Company granted 712,500 stock options during the nine months ended December 31, 2008. The total intrinsic value of stock options exercised during the nine months ended December 31, 2008 was $1,267. The following table summarizes stock option activity for the nine months ended December 31, 2008:

		Weighted-
		Average Exercise
Stock Options	Shares	Price
Outstanding at March 31, 2008	1,457,477	$36.93
Granted	712,500	46.21
Exercised	(68,239)	39.48
Forfeited or expired	(23,307)	44.25
Outstanding at December 31, 2008 (a)	2,078,431

Exercisable at December 31, 2008 (a)	1,227,045

(a)
Stock options outstanding as of December 31, 2008 have a weighted average remaining contractual life of 5.7 years. Based on the market value of the Company’s common stock on December 31, 2008, outstanding stock options have an aggregate intrinsic value of $5,187 and exercisable stock options have an aggregate intrinsic value of $4,146.

The Company granted an award of 12,500 restricted stock unit awards during the nine months ended December 31, 2008 having a fair value of $709. The following table summarizes restricted stock unit award activity for the nine months ended December 31, 2008:

Restricted Stock Unit Awards	Shares
Outstanding at March 31, 2008	22,500
Granted	12,500
Vested and issued	—
Forfeited or expired	—
Outstanding at December 31, 2008 (a)	35,000

Vested but not issued at December 31, 2008 (a)	5,625

(a)
Restricted stock units outstanding as of December 31, 2008 have a weighted average remaining contractual term of 1.1 years and a total intrinsic value of $792. Pursuant to the terms of the applicable restricted stock unit award agreements, restricted stock units covering 5,625 shares of Company common stock have vested but are not issuable to the participant until March 1, 2009.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share data and percentages)
(Unaudited)
5. INCOME TAXES
The Company accounts for uncertain income tax positions in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. As of December 31, 2008 and March 31, 2008, the Company had $14,786 and $13,655 of unrecognized tax benefits included in long-term other liabilities. Of the unrecognized tax benefits at December 31, 2008, $13,688 if recognized, would decrease the Company’s effective income tax rate and increase net income.
As of December 31, 2008, the Company believes it is reasonably possible that the unrecognized tax benefits may decrease within 12 months by as much as $177, due primarily to the expiration of the statute of limitations for tax returns on which uncertain tax positions were taken.
The Company’s federal income tax returns for the tax years after 2005 remain subject to examination. The various states in which the Company is subject to income tax are generally open for the tax years after 2002.
The Company classifies net interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total net interest expense and penalties related to tax uncertainties recognized for the nine months ended December 31, 2008 and December 31, 2007 was $68 and ($594), respectively. Accrued interest and penalties of $1,687 and $1,619 related to income tax uncertainties are a component of other noncurrent liabilities at December 31, 2008 and March 31, 2008, respectively.

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
Overview
Our Organization
Consolidated Graphics is one of North America’s leading providers of commercial printing services with 70 printing businesses located in 27 U.S. states, Canada, and in the Czech Republic. Complementing the printing services we provide, we also offer (i) state-of-the-art fulfillment services from 13 fulfillment centers located at or near one of our printing businesses and (ii) proprietary digital technology solutions and e-commerce capabilities. Generally, each facility substantially relies on locally-based customers; accordingly, we have over 20,000 individual customers with a broad diversification by industry-type and geographic orientation. No individual facility or any individual customer accounts for more than 9% of our total revenues.
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
Results of Operations
The following table sets forth our Company’s unaudited condensed consolidated income statements and certain percentage relationships for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2008	2007	2008	2007
	(In millions)		(In millions)
Sales	$315.8	$289.5	$898.0	$807.9
Cost of sales	241.0	214.1	680.0	598.0

Gross profit	74.8	75.4	218.0	209.9
Selling expenses	26.2	27.8	81.3	79.5
General and administrative expenses	25.0	20.5	72.0	58.9
Goodwill impairment charge	62.5	—	62.5	—
Litigation charge	17.0	—	17.0	—
Other (income) expense, net	(0.4)	(0.3)	(0.6)	(3.9)

Operating income (loss)	(55.5)	27.4	(14.2)	75.4
Interest expense, net	4.1	3.6	12.2	8.0

Income (loss) before taxes	(59.6)	23.8	(26.4)	67.4

Income taxes	(16.0)	4.4	(2.7)	21.2

Net Income (loss)	$(43.6)	$19.4	$(23.7)	$46.2

The following table sets forth the components of income expressed as a percentage of sales for the periods indicated:

	As a Percentage		As a Percentage
	of Sales		of Sales
	Three Months Ended		Nine Months Ended
	December 31		December 31
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.3	74.0	75.7	74.0

Gross profit	23.7	26.0	24.3	26.0
Selling expenses	8.3	9.6	9.1	9.8
General and administrative expenses	7.9	7.0	8.0	7.3
Goodwill impairment charge	19.8	—	7.0	—
Litigation charge	5.4	—	1.9	—
Other (income) expense, net	(0.1)	(0.1)	(0.1)	(0.4)

Operating income (loss)	(17.6)	9.5	(1.6)	9.3
Interest expense, net	1.3	1.3	1.3	1.0

Income (loss) before taxes	(18.9)	8.2	(2.9)	8.3
Income taxes	(5.1)	1.5	(0.3)	2.6

Net Income (loss)	(13.8)%	6.7%	(2.6)%	5.7%

Our sales and expenses for the nine months ended December 31, 2008 were impacted by the acquisition of two printing businesses in fiscal 2008. In accordance with the purchase method of accounting, our condensed consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. Accordingly, acquisitions affect our financial results in any period compared to the prior year period by the full-period impact of prior year acquisitions (as compared to the partial-period impact in the prior year) and the partial-period impact of current year acquisitions, and is referred to below as “impact of acquisitions.” We refer to revenue growth or decline, excluding the effect of revenues contributed by acquisitions and election-related business, in the most recent fiscal year as “internal” or “same-store” sales growth or decline.
The following table sets forth the components of sales change for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31, 2008		December 31, 2008
	$	%	$	%
	(In millions)		(In millions)
Acquisitions(1)	$37.2	12.8%	$103.8	12.8%
Election-related	16.4	5.7	27.9	3.5
Internal	(27.3)	(9.4)	(41.6)	(5.1)

Total	$26.3	9.1%	$90.1	11.2%

(1)	Includes the acquisitions of PBM Graphics, Inc. and The Cyril-Scott Company.
Comparative Analysis of Consolidated Income Statements for the Three Months Ended December 31, 2008 and 2007
Sales in the three month period ended December 31, 2008 increased $26.3 million, or 9%, to $315.8 million from $289.5 million for the same period in the prior year. The impact of acquisitions provided $37.2 million of the revenue increase in fiscal year 2009 and an increase in election-related business contributed $16.4 million. The increases were partially offset by a $27.3 million decline in same-store sales, compared to the same period in the prior year. The decline in same-store sales was primarily due to a reduction in demand for printing services as a result of continuing weakness in the overall U.S. economy, along with a more competitive pricing environment.
Gross profit during the three months ended December 31, 2008 declined $0.6 million, or 1%, to $74.8 million from $75.4 million for the same period in the prior year. Gross profit margin (gross profit divided by revenues) declined to 23.7% from 26.0%, compared to the same period in the prior year due to relatively lower gross margins for recently acquired businesses (PBM Graphics and The Cyril-Scott Company), and the adverse effect of lower same-store sales, offset in part by an increase in election-related business and the beneficial impact of the Company’s growing digital print business.
Selling expense during the three months ended December 31, 2008 declined $1.6 million, or 6%, to $26.2 million from $27.8 million for the same period in the prior year. The decrease was primarily due to lower sales commissions and other miscellaneous selling expenses, offset by higher selling expenses for recently acquired businesses. As a percentage of sales, selling expenses declined to 8.3% in the current quarter as compared to 9.6% for the same period in the prior year. The decline was due to relatively lower selling expenses as a percentage of sales for businesses acquired in fiscal year 2008.

General and administrative expenses during the three months ended December 31, 2008 increased $4.5 million, or 22%, to $25.0 million from $20.5 million for the same period in the prior year. This increase was primarily due to the impact of acquisitions (including direct expenses and incremental intangible asset amortization), an increase in bad debt expense, and share-based compensation expense. As a percentage of sales, general and administrative expenses increased to 7.9% in the current quarter compared to 7.0% for the same period in the prior year due to the factors described above and the decline in same-store sales.
Under SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company determines fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”) multiplied by management’s estimate of the total Company’s enterprise value-to-EBITDA multiple, adjusted for a control premium. Management estimated total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on December 31, 2008, after considering an appropriate control premium (25% based upon historical transactions in the printing industry). Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.
To the extent the net book value of the Company as a whole is greater than the Company’s market capitalization, all or a significant portion of its goodwill may be considered impaired. As a result of the recent decline in the market capitalization of the Company during the past two quarters, and a weakening operating performance outlook driven primarily by the U.S. recession, the Company concluded that a triggering event occurred for the quarter ended December 31, 2008 requiring a formal assessment of the carrying value of goodwill. Accordingly, the Company recognized a non-cash impairment of its goodwill in the accompanying condensed consolidated financial statements in the amount of $62,524, representing 56% of the Company’s consolidated goodwill, as of December 31, 2008. The Company will perform an annual goodwill impairment analysis under SFAS No. 142 in connection with the closure of its year-ending March 31, 2009, which could result in an additional impairment charge to write down goodwill to its fair value.
In January and February 2009, a jury rendered verdicts for compensatory and punitive damages against us due to a lawsuit involving an isolated dispute between us and the former employer of an existing sales employee. As a result of these verdicts, a pre-tax litigation charge of $17.0 million has been recognized in the December 31, 2008 condensed consolidated financial statements. The judge may award the plaintiff their attorney fees and costs. We intend to continue our defense of this matter at the trial court level and, if unsuccessful, intend to appeal the judgment, as well as pursue potential insurance reimbursement, which has previously been denied.
Other income during the three months ended December 31, 2008 increased $0.1 million to $0.4 million from $0.3 million for the same period in the prior year. Other income primarily consists of foreign currency transaction gains resulting from certain transactions at our Canadian and the Czech Republic subsidiaries denominated in U.S. dollars.
Interest expense during the three months ended December 31, 2008 increased $0.5 million to $4.1 million from $3.6 million for the same period in the prior year, due principally to higher levels of average debt outstanding due to borrowings that funded fiscal year 2008 acquisitions, capital expenditures and share repurchases under our now expired common stock repurchase program.
We provided for income taxes during the three months ended December 31, 2008 of ($16.1) million, reflecting an effective tax rate of 27% as compared to an effective tax rate of 19% for the same period in the prior year. The increase primarily relates to the impact of the goodwill impairment in the current quarter, offset by the recognition of uncertain tax benefits in the prior year.
Comparative Analysis of Consolidated Income Statements for the Nine Months Ended December 31, 2008 and 2007
Sales in the nine month period ended December 31, 2008 increased $90.1 million, or 11%, to $898.0 million from $807.9 million for the same period in the prior year. The revenue increase was due to a $103.8 million from the impact of acquisitions in fiscal year 2008, along with $27.9 million in election-related business, partially offset by a $41.6 million decline in same-store sales, compared to the same period in the prior year. The decline in internal sales growth was primarily due to a reduction in demand for printing services as a result of continuing weakness of the overall U.S. economy, along with a more competitive pricing environment.
Gross profit during the nine months ended December 31, 2008 increased $8.1 million, or 4%, to $218 million from $209.9 million for the same period in the prior year. This increase was primarily due to the net increase in sales volumes discussed above. Gross profit margin declined to 24.3% from 26.0% compared to the same period in the prior year due to relatively lower gross margins for recently acquired businesses.
Selling expense during the nine months ended December 31, 2008 increased $1.8 million, or 2%, to $81.3 million from $79.5 million for the same period in the prior year. The increase was due to the impact of acquisitions partially offset by lower commissions largely due to the decline in same-store sales and a change in sales mix. As a percentage of sales, selling expenses declined to 9.1% in the current quarter as compared to 9.8% for the same period in the prior year. This decline was primarily due to relatively lower selling expenses as a percentage of sales for recently acquired businesses and lower commission expense, as a percentage of revenue, due to a change in sales mix.
General and administrative expenses during the nine months ended December 31, 2008 increased $13.1 million, or 22%, to $72.0 million from $58.9 million for the same period in the prior year. This increase was primarily due to the impact of acquisitions (including direct expenses, and incremental intangible asset amortization of $1.5 million), an increase in bad debt expense and an increase in share-based compensation expense. As a percentage of sales, general and administrative expenses increased to 8.0% in the current quarter as compared to 7.3% for the same period in the prior year due to the factors described above and lower same-store sales.

During the nine months ended December 31, 2008 the Company recognized a Goodwill impairment charge of $62.5 million and a litigation charge of $17.0 million. See further discussion of these charges above in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparative Analysis of Consolidated Income Statements for the Three Months Ended December 31, 2008 and 2007.
Other income during the nine months ended December 31, 2008 decreased $3.3 million to $.6 million from $3.9 million for the same period in the prior year. Other income primarily consists of foreign currency transaction gains resulting from certain transactions at our Canadian and the Czech Republic subsidiaries denominated in U.S. dollars.
Interest expense during the nine months ended December 31, 2008 increased $4.2 million to $12.2 million from $8 million for the same period in the prior year, primarily due to higher levels of average debt outstanding for borrowings that funded the fiscal year 2008 acquisitions, capital expenditures and share repurchases under our now expired common stock repurchase program during the second and third quarters of the prior year.
Income tax benefit during the nine months ended December 31, 2008 totaled ($2.7) million, reflecting an effective tax rate of 10% as compared to an effective tax rate of 31% for the same period in the prior year. The decrease is primarily due to the impact of the goodwill impairment in the nine-month period, offset by the recognition of uncertain tax benefits in the prior year.
Liquidity and Capital Resources
Sources and Uses of Cash
Our historical sources of cash have primarily been cash provided by operations and borrowings under our various bank credit facilities. Our historical uses of cash have been for acquisitions of printing businesses, capital expenditures, payment of principal and interest on outstanding debt obligations, repurchases of our common stock and for working capital needs. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our condensed consolidated statements of cash flows and notes thereto included in Item 1. Financial Statements:

	Nine Months Ended
	December 31
	2008	2007
	(In millions)
Net cash provided by operating activities	$89.2	$74.4
Acquisitions of businesses	(6.7)	(26.0)
Capital expenditures, net of proceeds from asset dispositions	(47.4)	(26.8)
Net proceeds (payments) under bank credit facilities	(17.9)	107.9
Net proceeds (payments) on term equipment notes and other debt	(15.8)	7.1
Payments to repurchase and retire common stock	—	(138.1)
Proceeds from exercise of stock options	3.0	2.6
Additionally, our cash position, working capital and debt obligations are shown below and should be read in conjunction with our condensed consolidated balance sheets and notes thereto included in Item 1. Financial Statements:

	December 31,	March 31,
	2008	2008
	(In millions)
Cash and cash equivalents	$19.5	$15.1
Working capital, inclusive of cash and cash equivalents	125.2	138.3
Total debt obligations	355.5	385.7
Net cash provided by operating activities increased $14.8 million over the same nine-month period in the prior year, due primarily to lower net income, higher depreciation and changes in working capital items. Significant changes in working capital items include net accounts receivable and inventory. Accounts receivable and inventory declined during the nine months ended December 31, 2008, compared to an increase during the prior year period, due to the decline in same-store sales and the general slowdown in our business. We invested $56 million in new technology and equipment during the nine months ended December 31, 2008, of which $34.9 million was for digital presses and related technology. We believe that our cash flow provided by operations, combined with existing capacity under our bank credit facilities, will be adequate to cover our working capital growth, debt service requirements and planned capital expenditures for the next 12 months.
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

Debt Obligations
Our primary bank credit facility (as amended, the “Credit Agreement”) currently provides for $335 million in revolving credit and has a maturity date of October 6, 2011. At December 31, 2008, outstanding borrowings under the Credit Agreement were $220.5 million and accrued interest at a weighted average rate of 3.3%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of .625% to 1.50%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). We are also required to pay an annual commitment fee ranging from .15% to .275% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At December 31, 2008 the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .25%.
We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at December 31, 2008. In light of current economic conditions, there is more than a remote possibility that the Company will exceed the required Debt-to-EBITDA ratio, as defined in the Credit Agreement, at some point prior to its maturity on October 6, 2011. In the event that we are unable to remain in compliance with these covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event that we were unable to obtain a waiver, renegotiate or refinance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would result.
We also maintain an unsecured credit facility with a commercial bank (the “A&B Credit Facility”) currently consisting of a U.S. $5 million maximum borrowing limit component and a separate C$27 million maximum borrowing limit component. At December 31, 2008, outstanding borrowings under the A&B Credit Facility were $2.5 million, which accrued interest at a weighted average rate of 3.1%, and C$21.5 million ($17.6 million U.S. equivalent), which accrued interest at a weighted average rate of 3.3%. An annual reduction of C$4 million on the Canadian dollar denominated commitment occurs on December 31 during each year of the A&B Credit Facility until the final maturity date of October 6, 2011. There are no significant covenants or restrictions set forth in the A&B Credit Facility; however, a default by us under the Credit Agreement constitutes a default under the A&B Credit Facility.
In addition, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5 million. One facility expires in October 2009 while the other facility expires in December 2009. At December 31, 2008, outstanding borrowings under the Auxiliary Bank Facilities totaled $9.6 million and accrued interest at a weighted average rate of 2.2%. Because we currently have the ability and intent to refinance the borrowings outstanding under the Auxiliary Bank Facilities expiring in October and December 2009, such borrowings are classified as long-term debt in our condensed consolidated balance sheet at December 31, 2008. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.
At December 31, 2008, outstanding borrowings under our term equipment notes totaled $96.7 million and accrued interest at rates between 3.9% and 8.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance, and are secured by certain equipment of the Company. We are not subject to any significant financial covenants in connection with any of the term equipment notes. The term equipment notes cross-default to the events of default set forth in the Credit Agreement. At December 31, 2008, outstanding borrowings under our real estate notes totaled $4.2 million and accrued interest at 6%. The real estate notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance and are secured by the real estate. At December 31, 2008, other debt obligations totaled $4.4 million and provided for principal payments plus interest (at fixed and variable rates) for defined periods up to 16 years from the date of issuance. We do not have any significant financial covenants or restrictions associated with the real estate notes, or the “other” debt obligations. The Credit Agreement places certain limitations on the amount of additional term note obligations we may incur in the future.
As of December 31, 2008, our available credit under existing credit facilities was approximately $115.8 million.

Commitment and Contingencies
Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $91.6 million as of December 31, 2008.
Letters of credit — In connection with our assumption of obligations under outstanding industrial revenue bonds, which are reflected as debt in the accompanying condensed consolidated financial statements, and our assumption of certain contingent liabilities related to certain of our acquisitions, we had letters of credit outstanding as of December 31, 2008 totaling $6.1 million. All of these letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in October 2011, and we will be required to obtain replacement letters of credit at that time, as needed.
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
Revenue Recognition — We primarily recognize revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into our fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Because printed products manufactured for our customers are customized based upon the customers specifications, product returns are insignificant. We derive the majority of our revenues from sales and services to a broad and diverse group of customers, with no individual customer accounting for more than 5% of our revenues as of December 31, 2008.
Receivables, net of valuation allowance — Accounts receivable at December 31, 2008 were $207.5 million, net of a $5.7 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by contraction in the economy or other factors beyond our control. Changes in our estimates of collectibility could have a material adverse effect on our consolidated financial condition or results of operations.
Goodwill and other intangible assets — We evaluate the carrying value of our goodwill and other intangible assets with indefinite lives as of each fiscal year end, or at any time that management becomes aware of an indication of impairment. We determine fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”), multiplied by management’s estimate of the total Company’s enterprise value-to-EBITDA multiple, adjusted for a control premium. If our estimates of future cash flows or market multiples prove to be materially inaccurate, an impairment charge could be necessary in future periods.
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
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurement. Our adoption of SFAS No. 157 effective for fiscal 2009 did not have a material impact on our consolidated financial condition or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. We have not elected to apply the provisions of SFAS No. 159; therefore, the adoption of SFAS No. 159 did not affect our consolidated financial condition or results of operations.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS No. 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS No. 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. SFAS No. 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We do not expect SFAS No. 160 to have a material impact on our consolidated financial condition or results of operations.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in which the Company discusses factors it believes may affect its performance or results in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “forecast,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depend on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks, including those created by general market conditions, competition and the possibility that events may occur beyond the Company’s control, which may limit its ability to maintain or improve its operating results or financial condition or acquire additional printing businesses. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, which include, continuing weakness in the economy, the growth of its digital printing business, seasonality of election related business, its ability to adequately manage expenses, including labor costs, the unfavorable outcome of legal proceedings, the lack of or adequacy of insurance coverage for our operations, the continued availability of raw materials at affordable prices, retention of its key management and operating personnel, satisfactory labor relations, the potential for additional goodwill impairment charges, its ability to identify new acquisition opportunities, negotiate and finance such acquisitions on acceptable terms and successfully absorb and manage such acquisitions in a timely and efficient manner, as well as other risks described under the heading “Risk Factors” of this Quarterly Report on Form 10-Q and the risk factors and cautionary statements described in the other documents the Company files or furnishes from time to time with the Securities and Exchange Commission, including its most recently filed Annual Report on Form 10-K and Current Reports on Form 8-K. Should one or more of the foregoing risks or uncertainties materialize, or should the Company’s underlying assumptions, expectations, beliefs or projections prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. However, we are exposed to market risk in interest rates related primarily to our debt obligations, which as of December 31, 2008 include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of December 31, 2008, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
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

CONSOLIDATED GRAPHICS, INC.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
On May 4, 2007, Rudamac, Inc. (“Plaintiff”) filed suit in Superior Court for the State of California, Los Angeles County, against Consolidated Graphics, Inc. (the “Company”), Thousand Oaks Printing & Specialties, Inc., a California subsidiary of the Company (“Thousand Oaks”), and an employee of Thousand Oaks (“Employee”, and together with the Company and Thousand Oaks, the “Defendants”). Employee had been employed by Plaintiff prior to his employment with Thousand Oaks.
In the lawsuit, the Plaintiff alleged that the Defendants were liable for the unauthorized use of certain business information of Plaintiff that was obtained by Employee during his employment with Plaintiff. The Defendants have vigorously denied these allegations. The Plaintiff sought an unspecified amount of monetary damages, punitive damages, injunctive relief, and attorney’s fees and costs.
On January 28, 2009, the jury rendered a verdict against the Defendants in the above matter and awarded the Plaintiff $5.7 million in compensatory damages jointly and severally against the Defendants. On February 2, 2009, the jury rendered a verdict for punitive damages against Thousand Oaks for $1.5 million and against the Company for $6.65 million. A final judgment has not, however, been entered by the trial judge. On February 5, 2009 the Plaintiff withdrew their request for $3.2 million in exemplary damages. The Company anticipates that the Plaintiff will file a motion asking for reimbursement of their attorney’s fees and costs. The Defendants intend to continue their vigorous defense of this matter at the trial court level and, if unsuccessful, intend to file an appeal on the judgment.
In a related matter, on July 30, 2008, Continental Casualty Company (“Continental”) filed a declaratory action against the Company, Thousand Oaks and Employee in the United States District Court, Southern District of Texas. On October 24, 2008, Sentry Insurance Company (“Sentry”) intervened in that case as a plaintiff. Continental and Sentry, who are insurers of the Company, have refused to defend the Defendants in the Rudamac litigation referenced above. In the declaratory judgment suit, Continental and Sentry seek a judicial declaration that they have no duty to defend and no duty to indemnify the Defendants with respect to such litigation. The insurers contend that none of the claims asserted in the Rudamac litigation are within the coverage’s of the liability policies issued by such insurers to the Company. The Company is vigorously challenging the insurers’ claims and seeks to be reimbursed for the costs of the Rudamac litigation, as well as the cost of any final damage awards, if any.
The Company presently estimates that the aggregate liability and expense to the Company with respect to these matters could be approximately $17.0 million and has recognized a charge of the same amount in its quarter ended December 31, 2008.
Although the Company cannot predict with certainty the final outcome of the matters above nor the amounts that may be actually incurred in connection with the above referenced litigation, it does not believe that an unfavorable outcome of these matters will have a material adverse effect on the Company’s overall financial condition.
In addition, from time to time, our Company is involved in other litigation relating to claims arising out of its operations in the normal course of business. We maintain insurance coverage against certain types of potential claims in an amount which we believe to be adequate, but there is no assurance that such coverage will in fact cover, or be sufficient to cover, all potential claims. Currently, we are not aware of any other legal proceedings or claims pending against the Company that our management believes will have a material adverse effect on our financial condition or results of operations.
ITEM 1A. Risk Factors
Except for the risk factors below and other risk disclosed in our previous filed Quarterly Reports or Form 10-Q, there have been no material changes in our assessment of the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 in response to Item 1A to Part 1 of Form 10-K. Please refer to the additional risk factors set forth in such Annual and Quarterly Reports.

Unfavorable results of legal proceedings could materially adversely affect the Company.
The Company is subject to various legal proceedings and claims that have arisen out of the ordinary conduct of its business and are not yet resolved and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to the Company’s operations and cause significant expense and diversion of management attention. Publicity resulting from allegations in some of these proceedings may materially affect the Company. Should the Company fail to prevail in certain matters, or should several of these matters be resolved against the Company, the Company may be faced with significant monetary damages or injunctive relief against it that would materially adversely affect a portion of its business and might materially affect the Company’s financial condition and operating results.
The Company is subject to risks associated with the availability and coverage of insurance.
For certain risks, the Company does not maintain insurance coverage because of cost and/or availability. Because the Company retains some portion of its insurable risks, and in some cases self-insures completely, unforeseen or catastrophic losses in excess of insured limits could have a material adverse effect on the Company’s financial condition and operating results. In addition, disputes may also arise between the Company and its insurers relating to coverage of certain losses which, if not resolved favorably, could have a material adverse effect on the Company’s financial condition and operating results.
The Company’s stock price continues to be volatile.
The Company’s stock has at times experienced substantial price volatility as a result of variations between its actual and anticipated financial results, announcements by the Company and its competitors, or uncertainty about current global economic conditions. The stock market as a whole also has experienced extreme price and volume fluctuations that have affected the market price of many public companies in ways that may have been unrelated to these companies’ operating performance. If the Company fails to meet any expectations with respect to its operations or profitability, its stock price may decline significantly.
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

*10.1
Amended and Restated Employment Agreement, executed on December 29, 2008, but effective as of May 22, 2008, between Joe R. Davis and the Company (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.1).

*10.2
Amended and Restated Employment Agreement, executed on December 29, 2008, but effective as of May 22, 2008, between Jon C. Biro and the Company (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.2).

*10.3
Amended and Restated Change in Control Agreement, executed on December 29, 2008, but effective as of January 14, 2008, between Jon C. Biro and the Company (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.3).

10.4	Form of First Amendment to Indemnification Agreement for directors and officers.
31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Acknowledgement and Waiver Agreement entered into effective as of November 3, 2008 by and between Joe R. Davis, principal Executive Officer, and Consolidated Graphics, Inc.

*	Incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.
Dated: February 9, 2009	By:	/s/ Jon C. Biro
Jon C. Biro
Executive Vice President and Chief Financial and Accounting Officer

Exhibit Index

*3.1	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998), Exhibit 3.1).
*3.3	Second Amended and Restated By-Laws of the Company adopted as of June 30, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).
*3.4	Amendment to the Second Amended and Restated By-Laws of the Company adopted as of December 21, 2007 (Consolidated Graphics, Inc. Form 8-K (December 26, 2007), Exhibit 1).
*4.1	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
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

*10.1
Amended and Restated Employment Agreement, executed on December 29, 2008, but effective as of May 22, 2008, between Joe R. Davis and the Company (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.1).

*10.2
Amended and Restated Employment Agreement, executed on December 29, 2008, but effective as of May 22, 2008, between Jon C. Biro and the Company (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.2).

*10.3
Amended and Restated Change in Control Agreement, executed on December 29, 2008, but effective as of January 14, 2008, between Jon C. Biro and the Company (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.3).

10.4	Form of First Amendment to Indemnification Agreement for directors and officers.
31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Acknowledgement and Waiver Agreement entered into effective as of November 3, 2008 by and between Joe R. Davis, principal Executive Officer, and Consolidated Graphics, Inc.

*	Incorporated by reference