Form 10-K
period 2009-03-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2009-05-27
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2009
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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 30, 2008 (last business day of Consolidated Graphics, Inc.’s most recently completed second fiscal quarter):
COMMON STOCK, $.01 PAR VALUE—$330,968,543
The number of shares outstanding of the registrant’s common stock as of April 30, 2009:
COMMON STOCK, $.01 PAR VALUE—11,162,667
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on or about August 6, 2009, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Form 10-K.

CONSOLIDATED GRAPHICS, INC.
FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2009

Forward Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in which the Company discusses factors it believes may affect its performance or results in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “forecast,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depend on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks, including those created by general market conditions, competition and the possibility that events may occur beyond the Company’s control, which may limit its ability to maintain or improve its operating results or financial condition or acquire additional printing businesses. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Annual Report on Form 10-K for a variety of reasons, which include, continuing weakness in the economy, the growth of its digital printing business, seasonality of election-related business, its ability to adequately manage expenses, including labor costs, the unfavorable outcome of legal proceedings, the lack of or adequacy of insurance coverage for its operations, the continued availability of raw materials at affordable prices, retention of its key management and operating personnel, satisfactory labor relations, the potential for additional goodwill impairment charges, its ability to identify new acquisition opportunities, negotiate and finance such acquisitions on acceptable terms and successfully absorb and manage such acquisitions in a timely and efficient manner, as well as other risks described under the heading “Risk Factors” of this Annual Report on Form 10-K and the risk factors and cautionary statements described in the other documents the Company files or furnishes from time to time with the Securities and Exchange Commission, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Should one or more of the foregoing risks or uncertainties materialize, or should the Company’s underlying assumptions, expectations, beliefs or projections prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected.
PART I
Item 1. Business
In this annual report, the words “Consolidated Graphics,” “CGX,” the “Company,” “we,” “our” and “us” refer to Consolidated Graphics, Inc, including our consolidated subsidiaries, unless the context indicates otherwise. Our fiscal year ends on March 31st.
Company Overview
Consolidated Graphics, headquartered in Houston, Texas, is a leading U.S. and Canadian general commercial printing company, with 70 printing businesses strategically located across 27 states, one Canadian province, and in Prague, the Czech Republic. Each of our domestic and Canadian printing businesses has a well-established operating history, more than 25 years in most cases. Complementing the printing services we provide, we also offer (i) state-of-the-art fulfillment services and (ii) proprietary digital technology solutions and e-commerce capabilities.
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
The scope and extent of services provided to our customers typically varies for each individual order we receive, depending on customer-specific factors, including the intended uses for the printed materials. Furthermore, each of our printing businesses is generally capable of providing the complete range of our services to its customers. Accordingly, we do not operate our business in a manner that differentiates among our respective capabilities and services for financial or management reporting purposes, rather each of our printing businesses define a distinct reporting unit.

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
In general, changes in prevailing U.S. economic conditions significantly impact the general commercial printing industry (approximately 96% of our fiscal 2009 revenues were U.S.-based). Generally, if weakness in the U.S. economy causes local and national corporations to reduce their spending on advertising and marketing materials, the demand for commercial printing services may be adversely affected. Further compounding a potential decline in demand, competitive pricing pressures may occur and negatively impact the level of sales and profit margins throughout the industry. Beginning in 2000, industry conditions experienced a significant downturn due in part to overcapacity caused by a high rate of investment by the overall industry in new technology and equipment, which was subsequently followed by a broad deterioration in the U.S. economy. This downturn continued through 2003 and many printing businesses failed. The combination of these failures, and a subsequent strengthening in the U.S. economy, resulted in a generally stable industry through 2007. In 2008, however, due to the deteriorating U.S. and global economies, customer demand in the industry declined significantly. This led to a substantial increase in excess capacity as well as competitive pressures in the commercial printing industry. For these reasons, and due to the tightening credit markets, many printing businesses have failed. These conditions are likely to continue until the credit markets improve.

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
Internal Sales Growth — Our printing businesses have numerous opportunities, individually and collectively, to achieve consistent, long-term sales growth at a rate that exceeds industry averages. Our current initiatives to drive internal sales growth include:
•	Aggressively pursuing new business opportunities and experienced sales professionals to gain market share and strengthen our competitive position going forward.
•	Continuing to invest in new equipment and technology that enables us to provide increasingly higher levels of service and a broader range of capabilities.
•
Capitalizing on our national presence and wide range of capabilities, including our technology related offerings (see “Printing Operations — Print-Related Services” below) to pursue sole or preferred-source opportunities with national accounts.

•	Providing information and training to our sales professionals (691 currently) to ensure they are knowledgeable about the complete range of services and capabilities we offer.
Disciplined Acquisition Program — We are actively seeking to grow a leading U.S. and Canadian geographic footprint through additional acquisitions of medium and large-sized general commercial printing businesses, typically ones that are well-managed, profitable and that generally have an excellent reputation and quality customer base. We may also acquire smaller and/or distressed printing businesses whose operations can be merged into one of our existing businesses. This type of transaction is commonly referred to as a “tuck-in” acquisition.
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

Best Practices/Benchmarking — Management teams at our printing businesses have access to strategic counsel and professional management techniques in such areas as planning, organization, and controls. We provide a forum for them to share their knowledge of technical processes and their best practices with one another through periodic group meetings attended by top management and other key personnel. We utilize our wide-area network and management information systems to benchmark financial and operational data, and share such information across our printing businesses to help their management teams identify and respond to changes in operating trends.
Leadership Development — Our program to recruit, train and develop recent college graduates as printing sales and management professionals is an integral component of our growth strategy. Participants in our Leadership Development Program follow a curriculum that provides them with technical industry knowledge, coupled with general business, managerial, sales and best practices training. Our Leadership Development Program is unique to the industry, and we believe it is a key factor in our ability to provide a high degree of quality customer service, as well as to provide a pool of talent for future management positions at our printing businesses. As of April 30, 2009 we had 366 employees who were current participants in or graduates of this program, 19 of whom serve as the president of the printing business at which they are employed, representing 26% of our printing company presidents.
Printing Operations
We currently operate 70 printing businesses in 27 states, one Canadian province and in Prague, the Czech Republic. Each printing business is operated as a wholly-owned subsidiary of our Company. We produce high-quality, custom-designed printed materials for a large base of customers in a broad cross-section of industries, the majority of which are located in the markets where our printing businesses are based. In addition to providing a full range of prepress, digital and offset printing and finishing services, our printing businesses offer fulfillment and mailing services, as well as e-commerce software solutions and other print-related, value-added services.
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
Our electronic prepress services include all of the steps necessary to prepare media (photographs, artwork, and typed copy) for printing. This process involves converting the media into digital images, separating digital color images into process colors, and in some cases preparing a proof for customer approval. Most of our printing businesses produce printing plates using “computer-to-plate” technology, whereby digitized text, graphic images and line art are transferred directly from digital files onto printing plates. In addition, our printing businesses have the latest technologies that enable delivery of a high-quality proof for customer approval electronically via the Internet, eliminating the cost of producing and delivering a proof, or multiple rounds of proofs, in hard copy format. Computer-to-plate and remote proofing technology reduces costs, shortens turnaround times and improves product quality. We continually evaluate our existing electronic prepress capabilities and closely monitor the development of newer technology that may be used to increase productivity and improve quality to better serve our customers.
We primarily use offset lithography to reproduce images on paper, which is the process that generally provides the highest quality, lowest cost printed materials for most commercial printing projects. Short and medium-run projects are generally printed on sheetfed presses, while longer-run projects are typically printed on web presses. Our printing businesses primarily use sheetfed printing presses, which are generally capable of printing up to 16 pages of letter-sized finished product on a 28 by 40 inch sheet of paper with eight pages on each side (known as a 16-page “signature”). Currently our printing businesses operate a total of 289 sheetfed presses capable of simultaneously printing from one to 12 colors and are capable of running at speeds of up to 18,000 impressions an hour. We operate 63 half and full-size web printing presses which print up to eight colors on a continuous roll of paper, print up to 32-page signatures on both sides of the paper at speeds of up to 50,000 impressions an hour and are also capable of folding, gluing and/or perforating the printed material in a single pass.
Digital printing is a smaller but rapidly-growing component of the general commercial printing industry that enables high quality, variable data customization (such as personalization by name, relationship or interests) on very short to medium-run projects. We operate a total of 210 digital presses, including 111 high capacity, ultra high quality presses such as Kodak Nexpress, Xeikon, Xerox iGen3 and HP Indigo. Digital presses enable variable information printing and automatic personalization of printed materials.

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

A fully customizable online system with an array of tools that streamline the purchase, management and distribution of the customer’s entire range of marketing materials.
•	CrossMedia
A unique capability that enables the customer to create highly engaging personalized one-to-one direct mail campaigns designed to increase response rates.
•	Digital asset management
A powerful online system that provides the customer limitless means to organize, protect and facilitate proper use of their vast library of digital assets.
•	Digital print solutions
Provides print on-demand capabilities giving the customer the flexibility to respond to market changes and manage inventories more efficiently. Our distribution and print system receives orders electronically, prepares them for production and distributes them across our entire network of digital presses, reducing time to market and delivering product more efficiently.
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
Sales and Marketing
Most of our sales are generated by individual orders through commissioned sales personnel. As of April 30, 2009 we employed 691 sales professionals. In addition to soliciting business from existing and prospective customers, our sales personnel act as liaisons between customers and our production departments and also provide technical advice and assistance to customers throughout the printing process.

The nature of commercial printing using offset lithography manufacturing processes requires a substantial amount of interaction with customers, including personal sales calls, reviews of color proofs and “press checks” (customer approval of printed materials during the printing process). Our sales professionals and customer service personnel maintain strict control of the printing process for every job we produce as it moves through our scheduling, prepress, printing, and finishing operations.
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
We also actively pursue opportunities to establish sole- or preferred-source, printing relationships with large corporations that are seeking to leverage their print spending and limit their number of commercial print providers. We refer to these customers as “national accounts.” To better position ourselves to capitalize on future national account opportunities, as well as to provide more sales training and support to our printing businesses, our national sales organization consists of an executive level team of sales and marketing professionals who play a key support role to the efforts of our printing businesses to identify and develop national account opportunities.
Customers
Our diverse customer base includes both national and local corporations in the U.S. and Canada operating in a wide range of industries, as well as mutual fund companies, advertising agencies, graphic design firms, catalog retailers, direct mail marketers, state and local governments and quasi-governmental agencies, education institutions, not-for-profit associations, and political campaign organizations. During fiscal 2009, we served over 20,000 customers, and our top ten customers accounted for approximately 16% of total sales, with none representing more than 4% individually. We believe that our large and diverse customer base, broad geographic coverage of the U.S. and extensive range of printing and print-related capabilities may lessen our exposure to economic slowdowns or other adverse consequences that may generally affect any particular industry or any particular geographic region. However, because we typically produce a large number of advertising and marketing materials for our customers, to the extent that advertising and marketing spending is reduced during an economic downturn, our consolidated financial condition or results of operations may be adversely affected, as was the case in fiscal year 2009.
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

We incur significant costs to purchase paper used in the printing process. However, fluctuations in paper pricing generally do not materially impact our operating margins because we typically quote, and subsequently purchase, paper for each specific printing project we are awarded. As a result, any changes in paper pricing are effectively passed through to customers by our printing businesses. The majority of our paper supply is obtained through merchant distributors. There are relatively few merchants that are considered national in scope in the U.S. and Canada, with numerous regional organizations that serve one or more of our printing businesses. We have negotiated master purchasing agreements with certain mills, which produce paper, and certain merchants, who distribute the paper produced by the mills. These agreements typically provide for volume-related discounts and additional periodic rebates based on the total amount of purchases made by our printing businesses from each mill and/or merchant. Certain of our mill suppliers produce a Consolidated Graphics branded paper we named “Inspire”, under arrangements generally similar to our other major vendor agreements. “Inspire” enables us to further leverage our purchasing power and differentiate ourselves to customers in the marketplace. During 2008, we introduced “Inspire Earth”. This branded paper features the same overall quality characteristics of “Inspire,” except it is Forest Stewardship Council Certified, the global benchmark for responsible forest management, and contains 10% post-consumer waste.
We also purchase a large quantity of prepress supplies, consisting mainly of plates and proofing materials. There are a limited number of key manufacturers of these materials, and we generally purchase prepress supplies from both major and regional distributors. We have obtained volume-related discounts and incentive arrangements from these manufacturers and receive periodic rebates based on the total amount of prepress supplies we purchase through these distributors. We also have contractual arrangements with certain freight carriers that provide us with discounts and periodic rebates.
Employees
As of April 30, 2009, we had 5,896 employees throughout our organization. Of this total, 659 were employed subject to the terms of various collective bargaining agreements, 542 of which are under collective bargaining agreements that have expired or will expire within one year. We are currently in negotiations for new collective bargaining agreements with unions at seven of our printing businesses with expired collective bargaining agreements. We believe that our relations with our employees are generally satisfactory.
Government Regulation and Environmental Matters
Our printing businesses are subject to the environmental laws and regulations of the U.S., Canada and European union, as well as state, provincial and local laws and regulations concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. The commercial printing process generates substantial quantities of inks, solvents and other waste products requiring disposal under the numerous laws and regulations relating to the environment. Our printing businesses typically recycle waste paper and contract for the removal of waste products. We believe we are in material compliance with all applicable air quality, waste disposal and other environmental-related rules and regulations, as well as with other general employee health and safety laws and regulations. We do not anticipate any material future capital expenditures for environmental control facilities. There can be no assurance, however, that future changes in environmental laws and regulations will not have a material effect on our consolidated financial condition or results of operations.
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
Negative worldwide economic conditions have resulted in a decrease in demand for printing services and hindered our ability to collect amounts owed by certain customers, therefore, adversely impacting our business and results of operations.
The current U.S. and global economic conditions have affected, and most likely, will continue to affect our results of operations and financial position. If such economic downturn continues, including the negative conditions in the global credit markets, our customers may have difficulty obtaining credit to fund their operations. Additionally, many of our direct and indirect customers may continue to delay or reduce their purchases of printed materials. These conditions could adversely affect our revenues, increase price competition and/or increase operating costs, which could adversely affect our business, results of operations and financial condition. Additionally, we could suffer significant losses if the economic downturn causes customers whom we have offered certain trade credit to fail or otherwise not have the ability to pay us. A significant write-off of accounts receivable due to uncollectibility would have a negative impact on our financial results.

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
Because the markets in which we compete are highly-competitive, especially during the current economic downturn, we must continue to improve our operating efficiency in order to maintain or improve our profitability. Although we have been able to improve efficiency and reduce costs in the past, there is no assurance that we will continue to do so in the future. In addition, the need to reduce ongoing operating costs may result in significant up-front costs to reduce workforce, close or consolidate facilities, or upgrade equipment and technology.
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
Demand for printing services is highly correlated with general economic conditions. The current decline in U.S. economic conditions has adversely impacted our business and results of operations. As a result, the industry has experienced excess capacity resulting in declines in prices for our services. The overall business climate may also be impacted by domestic and foreign wars or acts of terrorism. Such acts may have sudden and unpredictable adverse impacts on demand for our services.
The highly competitive market for our services may create adverse pricing pressures.
The markets for our services are highly fragmented and we have a large number of competitors, resulting in a highly competitive market and increasing risk of adverse pricing pressures in various circumstances outside of our control, including the current economic downturn.

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
The efficient operation of our business depends on our information technology infrastructure and our management information systems. We generally rely on our management information systems to effectively manage accounting and financial functions, job entry, tracking, production, distribution and cost accumulation and certain purchasing functions. Our information technology infrastructure underlies both our management information systems and our CGXSolutions capabilities. The failure of our information technology infrastructure and/or our management information systems to perform could severely disrupt our business and adversely affect our results of operations. In addition, our information technology infrastructure and/or our management information systems are vulnerable to damage or interruption from natural or man-made disasters, terrorist attacks, computer viruses or hackers, power loss, or other computer systems, Internet telecommunications or data network failures. Any such interruption could adversely affect our business and results of operations.
We generally do not have long-term customer agreements.
Our customers are typically not contractually obligated to purchase future services from us. Although our business does not depend on any one customer or group or type of customers, we cannot be sure that any particular customer will continue to do business with us for any period of time.
We depend on good labor relations.
If the employees at one or more of our unionized businesses were to engage in a strike or other work stoppage for any reason, including failure to enter into satisfactory collective bargaining agreements with unions, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both, which could have a material adverse effect on our results of operations. Currently we are in negotiations with unions at seven of our printing businesses and there is no assurance that such negotiations will be successful or result in favorable collective bargaining agreements.

We rely on the ability to borrow cash to make acquisitions, fund capital expenditures and provide working capital to the extent such cash needs exceed our internally generated cash flow. Our failure to comply with financial and other covenant requirements contained in our loan agreements, could limit our ability to borrow cash.
We currently have adequate capacity under our primary bank credit facility as well as other sources of capital to fund our foreseeable cash needs in excess of our projected internally-generated cash flows. However, adverse changes in general economic conditions or in our financial performance could cause a limitation in the amount of capital available to us, and could result in a material adverse effect on our business, results of operations and growth strategies. Limitations in the amount of capital available to us could result from our failure to comply with financial or other covenants contained in our loan agreements or an inability to refinance our debt when it comes due.
A decline in expected profitability of the Company or individual reporting units of the Company could result in the impairment of assets, including goodwill, other long-lived assets and deferred tax assets.
We have a significant amount of goodwill, other long-lived assets and deferred taxes on our balance sheet. The recent decline in profitability has led us to recognize charges against income for impairment of assets. A further decline in expected profitability could lead to additional impairment charges related to goodwill, other long-lived assets, or deferred tax assets.
Unfavorable results of legal proceedings could materially adversely affect us.
We are subject to various legal proceedings and claims that have arisen out of the ordinary conduct of our business and are not yet resolved and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. Publicity resulting from allegations in some of these proceedings may materially affect us. Should we fail to prevail in certain matters, or should several of these matters be resolved against us, we may be faced with significant monetary damages or injunctive relief against us that would materially adversely affect a portion of our business and might materially affect our financial condition and operating results.
We are subject to risks associated with the availability and coverage of insurance.
For certain risks, we do not maintain insurance coverage because of cost and/or availability. Because we retain some portion of our insurable risks, and in some cases self-insure completely, unforeseen or catastrophic losses in excess of insured limits could have a material adverse effect on our financial condition and operating results. In addition, disputes may also arise between us and our insurers relating to coverage of certain losses which, if not resolved favorably, could have a material adverse effect on our financial condition and operating results.
Our stock price continues to be volatile.
Our stock has at times experienced substantial price volatility as a result of variations between its actual and anticipated financial results, announcements by us and our competitors, or uncertainty about current global economic conditions. The stock market as a whole also has experienced extreme price and volume fluctuations that have affected the market price of many public companies in ways that may have been unrelated to these companies’ operating performance. If we fail to meet any expectations with respect to our operations or profitability, our stock price may decline significantly.
Change in postal rates and regulations may adversely impact demand for our products and services.
Postal costs are a significant cost for many of our customers. Changes in postal rates can influence the number of pieces and types of mailings that our customers mail thereby reducing their demand for our products and services. Any resulting decline in print volumes would have an adverse effect on our business.
Item 1B. Unresolved Staff Comments
The Company has no unresolved written comments from the SEC staff regarding its periodic or current reports under the Exchange Act.
Item 2. Properties
As of April 30, 2009, our principal facilities consisted of approximately 5.9 million square feet that contain production, storage and office space, of which approximately 2.2 million square feet is owned and approximately 3.6 million square feet is leased. Certain of the leased facilities, totaling approximately 0.1 million square feet, are leased from former owners and current employees of two of our printing businesses. All other leases are with unaffiliated third parties. We believe our facilities are generally suitable for their present and intended purposes and are adequate for our current level of operations. These facilities are located across 27 states, one Canadian province and Prague.

Item 3. Legal Proceedings
On May 4, 2007, Rudamac, Inc. (“Plaintiff”) filed suit in Superior Court for the State of California, Los Angeles County, against Consolidated Graphics, Inc., Thousand Oaks Printing & Specialties, Inc., a California subsidiary of the Company (“Thousand Oaks”), and an employee of Thousand Oaks (“Employee”, and together with the Company and Thousand Oaks, the “Defendants”). Employee had been employed by Plaintiff prior to his employment with Thousand Oaks.
In the lawsuit, the Plaintiff alleged that the Defendants were liable for the unauthorized use of certain business information of Plaintiff that was obtained by Employee during his employment with Plaintiff. The Defendants have vigorously denied these allegations.
A judgment was rendered against the Defendants awarding the Plaintiff $5.7 million in compensatory damages jointly and severally against the Defendants, $1.5 million punitive damages against Thousand Oaks and $6.7 million in punitive damages against the Company. The court has also awarded $0.7 million in costs to the Plaintiff and the Company anticipates that Plaintiff will file a motion asking for reimbursement of their attorney’s fees. The Defendants’ post trial motions for a new trial and judgment, notwithstanding the verdict, were denied by the Court. The Defendants intend to file an appeal on the judgment, as well as pursue potential insurance reimbursement which has previously been denied (see below). The Company currently estimates that the aggregate liability and expense to the Company with respect to these matters to be up to $17.0 million and has recognized a charge of the same amount in its quarter ended December 31, 2008.
In a related matter, on July 30, 2008, Continental Casualty Company (“Continental”) filed a declaratory action against the Company, Thousand Oaks and Employee in the United States District Court, Southern District of Texas. On October 24, 2008, Sentry Insurance Company (“Sentry”) intervened in that case as a plaintiff. Continental and Sentry, who are insurers of the Company, have refused to defend the Defendants in the Rudamac litigation referenced above. In the declaratory judgment suit, Continental and Sentry seek a judicial declaration that they have no duty to defend and no duty to indemnify the Defendants with respect to such litigation. The insurers contend that none of the claims asserted in the Rudamac litigation are within the coverage of the liability policies issued by such insurers to the Company. The Company is vigorously challenging the insurers’ claims and seeks to be reimbursed for the costs of the Rudamac litigation, as well as the cost of final damage awards, if any.
Although we cannot predict with certainty the final outcome of the matters above nor the amounts that may be actually incurred in connection with the above referenced litigation, we do not presently believe that an unfavorable outcome of these matters will have a material adverse effect on the Company’s overall financial condition.
In addition, from time to time, we are involved in other litigation relating to claims arising out of our operations in the normal course of business. We maintain insurance coverage against certain types of potential claims in an amount which we believe to be adequate, but there is no assurance that such coverage will in fact cover, or be sufficient to cover, all potential claims. Currently, we are not aware of any other legal proceedings or claims pending against us that our management believes will have a material adverse effect on our consolidated financial condition or results of operations.
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
Our common stock is traded on the New York Stock Exchange under the symbol “CGX.” The following table presents the quarterly high and low sales prices for our common stock for each of the last two fiscal years:

Fiscal 2009—Quarter Ended:	High	Low

June 30, 2008	61.61	48.69
September 30, 2008	52.33	28.95
December 31, 2008	30.05	10.11
March 31, 2009	25.28	10.33

Fiscal 2008—Quarter Ended:	High	Low

June 30, 2007	80.58	67.75
September 30, 2007	75.11	48.65
December 31, 2007	71.53	45.60
March 31, 2008	58.18	38.49

As of April 30, 2009, there were 75 shareholders of record representing approximately 1,307 beneficial owners.
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
Information regarding our Amended and Restated Long-Term Incentive Plan as of March 31, 2009 is incorporated by reference into Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
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

	Year Ended March 31
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Income Statement Data
Sales	$1,145,146	$1,095,388	$1,006,186	$879,023	$779,016
Cost of sales	875,061	812,401	736,996	661,560	586,615

Gross profit	270,085	282,987	269,190	217,463	192,401
Selling expenses	105,688	106,952	101,649	91,266	81,456
General and administrative expenses	95,261	78,804	69,223	58,993	54,116
Goodwill impairment charge(1)	83,324	—	11,533	—	—
Litigation charge	17,000	—	—	—	—
Other income, net	(809)	(3,064)	—	—	—

Operating income (loss)	(30,379)	100,295	86,785	67,204	56,829
Interest expense, net	14,995	12,020	6,702	5,514	5,107

Income (loss) before income taxes	(45,374)	88,275	80,083	61,690	51,722
Income taxes	(5,804)	28,951	29,342	23,192	19,000

Net income (loss)	$(39,570)	$59,324	$50,741	$38,498	$32,722
					~~~~~ ~~~~~~

Earnings (loss) per share
Basic	$(3.55)	$4.76	$3.74	$2.81	$2.40
Diluted	$(3.55)	$4.63	$3.65	$2.73	$2.31

	March 31
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data
Working capital	$109,433	$138,250	$100,153	$67,474	$64,225
Property and equipment, net	430,519	421,347	354,156	297,308	297,600
Total assets	765,208	872,663	723,969	611,313	590,229
Long-term debt, net of current portion	287,164	362,448	142,144	90,678	111,895
Total shareholders’ equity	250,464	279,793	365,536	318,946	283,332

(1)	Reflects the impairment of goodwill value as of March 31, 2009 and March 31, 2007 under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.
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
Overview
Our Company is a leading U.S. and Canadian provider of commercial printing services with 70 printing businesses spanning 27 states, one Canadian province and Prague, the Czech Republic. Complementing the printing services we provide, we also offer state-of-the-art fulfillment services and proprietary digital technology solutions and e-commerce capabilities.
We are focused on adding value to our printing businesses by providing the financial and operational strengths, management support and technological advantages associated with a large, national organization. Our strategy currently includes the following initiatives to generate sales and profit growth:
•
Internal Sales Growth — We seek to use our competitive advantages to expand market share. We continually seek to hire additional sales professionals, invest in new equipment and technology, expand our national accounts program, develop new and expanded digital technology-based print-related services and provide sales training and education about our breadth of capabilities and services to our sales professionals.

•
Disciplined Acquisition Program — We selectively pursue opportunities to acquire additional printing businesses at reasonable prices. Some of these acquisitions may include smaller and/or distressed printing businesses for consolidation into one of our existing businesses.

•
Cost Savings — Because of our size and extensive geographic footprint, we leverage our economies of scale to purchase supplies and equipment at preferential prices, and centralize various administrative services to generate cost savings.

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

Most of our sales are generated by individual orders through commissioned sales personnel. We recognize revenue from these orders when we deliver the ordered goods and services. To a large extent, continued engagement of our Company by our customers for successive business opportunities depends upon the customers’ satisfaction with the quality of products and services we provide. As such, it is difficult for us to predict with any high degree of certainty the number, size, and profitability of printing services that we expect to provide for more than a couple of weeks in advance. Our revenues, however, tend to be strongest in the quarter ended December 31 followed by revenue in the quarter ended March 31. Conversely, revenues tend to be seasonally weaker in the quarters ended June 30 and September 30. Due to the current economic recession, which began in late fiscal 2008 and may potentially continue though fiscal 2010, these seasonal trends may not have a significant impact on our sales since revenues are generally depressed. Additionally, a further deterioration in the economy would likely adversely impact our revenues and results from operations.
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
Results of Operations
The following table sets forth our Company’s historical consolidated income statements and certain percentage relationships for the periods indicated:

				As a Percentage of Sales
	Year Ended March 31			Year Ended March 31
	2009	2008	2007	2009	2008	2007
	(In millions)
Sales	$1,145.2	$1,095.4	$1,006.2	100.0%	100.0%	100.0%
Cost of sales	875.1	812.4	737.0	76.4	74.2	73.2

Gross profit	270.1	283.0	269.2	23.6	25.8	26.8
Selling expenses	105.7	107.0	101.7	9.2	9.8	10.1
General and administrative expenses	95.3	78.8	69.2	8.3	7.2	6.9
Goodwill impairment charge	83.3	—	11.5	7.3	—	1.2
Litigation charge	17.0	—	—	1.5	—	—
Other income, net	(0.8)	(3.1)	—	(0.0)	(0.3)	—

Operating income (loss)	(30.4)	100.3	86.8	(2.7)	9.1	8.6
Interest expense, net	15.0	12.0	6.7	1.3	1.1	0.7

Income (loss) before taxes	(45.4)	88.3	80.1	(4.0)	8.0	7.9
Income taxes	(5.8)	29.0	29.4	(0.5)	2.6	2.9

Net income (loss)	$(39.6)	$59.3	$50.7	(3.5)%	5.4%	5.0%

Our sales and expenses during the periods shown were impacted by the acquisition of three printing businesses in fiscal 2008 and two printing businesses in fiscal 2007. In accordance with the purchase method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. Accordingly, acquisitions affect our financial results in any one year compared to the prior year by the full-year impact of prior year acquisitions (as compared to the partial impact in the prior year) and the partial-year impact of current year acquisitions. This revenue impact is referred to below as the “impact of acquisitions.” We refer to revenue growth or decline, excluding the effect of revenues contributed by acquisitions and election-related business, in the most recent or prior fiscal year as “internal” or “same-store” sales growth or decline.

Analysis of Consolidated Income Statements for Fiscal 2009 as Compared to Fiscal 2008
Sales for fiscal 2009 increased $49.7 million, or 5%, to $1.15 billion from $1.10 billion in fiscal 2008. In fiscal 2009, the impact of acquisitions provided increased revenues of $128.7 million while an increase in election-related business contributed $24.2 million. These increases were partially offset by a $103.2 million decline in same-store sales compared to 2008. The decline in same-store sales was primarily due to a reduction in demand for printing services as a result of continuing weakness in the overall U.S. economy, and a more competitive pricing environment.
Gross profit for fiscal 2009 declined by $12.9 million, or 5%, to $270.1 million from $283.0 million in fiscal 2008. Gross profits as a percentage of sales declined to 23.6% from 25.8% in fiscal 2008 due to relatively lower gross margins of businesses acquired in fiscal 2008 and the adverse effect of lower same-store sales, offset, in part, by the effect of an increase in election-related business and the beneficial impact of the Company’s growing digital print business.
Selling expense for fiscal 2009 declined $1.3 million, or 1%, to $105.7 million from $107.0 million in fiscal 2008. The decrease was attributable to lower sales commissions and other miscellaneous selling expenses, offset by higher selling expenses of businesses acquired in fiscal year 2008. As a percentage of sales, selling expenses in fiscal 2009 declined to 9.2% from 9.8% in fiscal 2008. The decline was primarily due to lower selling expense as a percentage of sales for businesses acquired in fiscal year 2008.
General and administrative expenses for fiscal 2009 increased $16.5 million, or 21%, to $95.3 million from $78.8 million in fiscal 2008. This increase was primarily caused by the impact of acquisitions (including direct expenses and incremental intangible asset amortization), an increase in share-based compensation and an increase in bad debt expense. Overall, as a percentage of sales, general and administrative expenses in fiscal 2009 increased to 8.3% from 7.2% in fiscal 2008 due to the factors described above and lower same-store sales.
The Company assesses the impairment of goodwill as required by SFAS No. 142. Under SFAS No. 142, the Company determines fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”) multiplied by management’s estimate of the total Company’s enterprise value-to-EBITDA multiple, adjusted for a control premium. Management estimated a total Company enterprise value-to-EBITDA multiple based upon the multiple derived from using the market capitalization of the Company’s common stock around March 31, 2009, after considering an appropriate control premium (25% based upon historical transactions in the printing industry). Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.
To the extent the net book value of the Company as a whole is greater than the Company’s market capitalization, all or a significant portion of its goodwill may be considered impaired. As a result of the recent decline in the market capitalization of the Company during fiscal year 2009, and a weakening operating performance outlook driven primarily by the U.S. recession, the Company concluded that a triggering event occurred for the quarter ended December 31, 2008 and recognized a non-cash, pre-tax impairment of its goodwill during that quarter of $62.5 million. In connection with the year ended March 31, 2009, the Company performed an additional, required annual impairment test of goodwill and recognized a non-cash, pre-tax impairment of goodwill of $20.8 million in the quarter ended March 31, 2009. For the fiscal year, the total non-cash , pre-tax impairment of goodwill and accompanying charge to earnings was $83.3 million.
The litigation charge for fiscal 2009 relates to jury rendered verdicts for compensatory and punitive damages against the Company due to a lawsuit involving an isolated dispute between the Company and the former employer of an existing sales employee. As a result of these verdicts, a pre-tax litigation charge of $17.0 million has been recognized in the consolidated financial statements. The judge may also award the plaintiff their attorney fees and costs. We intend to continue our defense of this matter and appeal the judgment, as well as pursue potential insurance reimbursement, which has previously been denied. See “Item 3. Legal Proceedings.”
Other income for fiscal 2009 decreased $2.3 million to $0.8 million from $3.1 million in fiscal 2008. Other income primarily consists of foreign currency transaction gains resulting from certain transactions of our Canadian and Czech Republic subsidiaries that are denominated in U.S. dollars.
Net interest expense for fiscal 2009 increased $3.0 million, or 25%, to $15.0 million from $12.0 million in fiscal 2008, primarily due to a higher level of average debt outstanding due to borrowings used to fund 2008 acquisitions, capital expenditures and share repurchases under our now expired common stock repurchase program during the second and third quarters of fiscal 2008. The increase was partially offset by a decline in our weighted average interest rate on LIBOR-based debt.

Income tax benefit for fiscal 2009 was $5.8 million, reflecting an overall effective tax rate of 12.8% as compared to an effective tax rate of 32.8% in fiscal 2008. In fiscal 2009, the effective tax rate declined primarily as a result of the goodwill impairment charges and lower pretax book income. Without the goodwill impairment charges, the effective rate for fiscal 2009 would be 37.6%, compared to an effective rate of 32.8% in fiscal 2008. This increase in effective rate was primarily due to a lower tax benefit resulting from a reduction of reserves related to certain tax positions in 2009 compared to 2008.
Analysis of Consolidated Income Statements for Fiscal 2008 as Compared to Fiscal 2007
Sales for fiscal 2008 increased $89.2 million, or 9%, to $1.10 billion from $1.01 billion in fiscal 2007. The $89.2 million revenue increase is attributable to an increase of $109.4 million from the incremental impact of acquisitions, partially offset by an internal same-store revenue decline of $8.5 million and an $11.7 million decline in election-related printing. Excluding the decline in election-related printing, internal sales were down .8% compared to 2007. We believe this decline was generally due to the weakness of the U.S. economy during the year.
Fiscal 2008 gross profit increased by $13.8 million, or 5%, to $283 million from $269.2 million in fiscal 2007. This increase was primarily attributable to the increased sales levels discussed above, which were significantly affected by the incremental impact of acquisitions. Gross profits as a percentage of sales, declined to 25.8% from 26.8% in fiscal 2007 due to relatively lower gross margins for recently acquired businesses, as well as higher direct start-up expenses associated with our growing digital printing business.
Selling expense for fiscal 2008 increased $5.3 million, or 5%, to $107 million from $101.7 million in fiscal 2007. The increase is attributable to higher commission expense due to the increased sales levels noted above. As a percentage of sales, selling expenses in fiscal 2008 declined to 9.8% from 10.1% in fiscal 2007. The decline was primarily due to lower selling expense as a percentage of sales for recently acquired businesses.
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

	Year Ended March 31
	2009	2008	2007
	(In millions)

Net cash provided by operating activities	$141.1	$110.2	$72.8
Acquisitions of businesses	(6.7)	(97.3)	(67.6)
Capital expenditures, net of proceeds from asset dispositions (1)	(68.2)	(39.4)	(39.1)
Net proceeds (payments) under bank credit facilities	(53.1)	177.4	51.1
Net payments on term equipment notes and other debt	(21.6)	(1.1)	(3.1)
Payments to repurchase and retire common stock	—	(150.0)	(24.7)
Proceeds from exercise of stock options	3.0	2.9	17.6

(1)	Excludes capital expenditures of $7.3 million in fiscal 2009, $41.0 million in fiscal 2008, and $5.1 million in fiscal 2007, which were directly financed and/or accrued as a current liability.
Additionally, our cash position, working capital and debt obligations as of March 31, 2009, 2008 and 2007 are shown below and should be read in conjunction with our consolidated balance sheets and the notes thereto included in Item 8. Financial Statements and Supplementary Data:

	March 31
	2009	2008	2007
	(In millions)

Cash and cash equivalents	$9.8	$15.1	$12.0
Working capital, inclusive of cash and cash equivalents	109.4	138.3	100.2
Total debt	314.2	385.7	154.6
Net cash provided by operating activities increased by $30.9 million for fiscal 2009 compared to fiscal 2008. This increase was due primarily to changes in working capital items. Accounts receivable and inventory declined compared to an increase during the prior fiscal year and accounts payable and accrued liabilities declined more than they did in the prior year, primarily due to the due to the general slow down in our business.
During fiscal 2009, we invested $76.9 million in new technology, equipment and real estate, of which $37.2 million was for digital presses and related technology.
We believe that our cash flow provided by operations, combined with new borrowings, will be adequate to cover our fiscal 2010 working capital growth, debt service requirements and planned capital expenditures.
We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon prevailing market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. There can be no assurance that we will be able to acquire additional printing businesses on terms acceptable to us. We expect to fund future acquisitions through cash flow provided by operations and/or additional borrowings under our primary bank credit facility. We have, however, in the past issued our common stock as purchase price consideration in some of our acquisitions and may do so again in the future. Although we may issue common stock for such purposes in the future, we do not expect to do so at this time because of our current financial liquidity and ability to utilize available cash or make additional borrowings.
Debt Obligations
Our primary bank credit facility (as amended, the “Credit Agreement”) currently provides for $335.0 million in revolving credit and has a maturity date of October 6, 2011. At March 31, 2009, outstanding borrowings under the Credit Agreement were $187.1 million and accrued interest at a weighted average interest rate of 1.8%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of .625% to 1.50%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). We are also required to pay an annual commitment fee ranging from .15% to .275% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At March 31, 2009 the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .25%.

We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at March 31, 2009. In light of current economic conditions, there is, however, more than a remote possibility that we will exceed the required Debt-to-EBITDA ratio, as defined in the Credit Agreement, at some point prior to its maturity on October 6, 2011. In the event that we are unable to remain in compliance with the Credit Agreement’s covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event that we were unable to obtain a waiver from our lenders or renegotiate or refinance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course would likely result.
We also maintain an unsecured credit facility with a commercial bank (the “A&B Credit Facility”) currently consisting of a U.S. $5 million maximum borrowing limit component and a separate Canadian dollar (“C$”) C$27.0 million maximum borrowing limit component. At March 31, 2009, outstanding borrowings under the A&B Credit Facility were $2.0 million, which accrued interest at a weighted average rate of 1.8%, and C$20.0 million ($16.0 million U.S. equivalent), which accrued interest at a weighted average rate of 2%. An annual reduction of C$4.0 million on the Canadian dollar denominated commitment occurs on December 31 during each year of the A&B Credit Facility until the final maturity date of October 6, 2011. There are no significant covenants or restrictions set forth in the A&B Credit Facility; however, a default by us under the Credit Agreement constitutes a default under the A&B Credit Facility.
In addition, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million. One facility expires in October 2009 while the other facility expires in December 2009. At March 31, 2009, outstanding borrowings under the Auxiliary Bank Facilities totaled $9.6 million and accrued interest at a weighted average rate of 2.6%. Because we currently have the ability and intent to refinance the borrowings outstanding under the Auxiliary Bank Facilities expiring in October and December 2009, such borrowings are classified as long-term debt in our consolidated balance sheet at March 31, 2009. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.
At March 31, 2009, outstanding borrowings under our term equipment notes totaled $91 million and accrued interest at rates between 3.9% and 8.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance, and are secured by certain equipment of the Company. We are not subject to any significant financial covenants in connection with any of the term equipment notes. The term equipment notes cross-default to the events of default set forth in the Credit Agreement. At March 31, 2009, outstanding borrowings under our real estate notes totaled $4.2 million and accrued interest at 6%. The real estate notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance and are secured by the real estate. At March 31, 2009, other debt obligations totaled $4.3 million and provided for principal payments plus interest (at fixed and variable rates) for defined periods up to 16 years from the date of issuance. We do not have any significant financial covenants or restrictions associated with the real estate notes or the other debt obligations. The Credit Agreement places certain limitations on the amount of additional term note obligations and other indebtedness we may incur in the future.
As of March 31, 2009, our available credit under existing credit facilities was approximately $150.8 million.
Contractual Obligations and Other Commitments
As of March 31, 2009, the scheduled maturity of our contractual obligations is as follows (in millions):

					More
		Less Than	1 – 3	3 – 5	Than
	Total	1 Year	Years	Years	5 Years	Other

Debt obligations(1)	$314.2	$27.0	$254.9	$26.2	$6.1	—
Operating lease obligations	88.5	18.2	26.8	18.4	25.1	—
Unrecognized tax benefits	14.8	—	—	—	—	$14.8

(1)	Includes all long-term debt, net of current portion and current portion of long-term debt on the face of the balance sheet as of March 31, 2009.

Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business.
Letters of credit — In connection with our assumption of obligations under outstanding industrial revenue bonds, which are reflected as debt in the accompanying consolidated financial statements, and our assumption of certain contingent liabilities related to certain of our acquisitions, we had letters of credit outstanding as of March 31, 2009 totaling $6.1 million. All of these letters of credit were issued pursuant to the terms of our Credit Agreement, which expires in October 2011, and we will be required to obtain replacement letters of credit at that time, as needed.
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
Revenue Recognition — We primarily recognize revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into our fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Because printed products manufactured for our customers are customized based upon the customers specifications, product returns are insignificant. Revenue is recognized net of sales taxes.
Receivables, net of valuation allowance — Accounts receivable at March 31, 2009 were $173.5 million, net of a $6.6 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by the continuing contraction in the U.S. economy or other factors beyond our control. Changes in our estimates of collectibility could have a material adverse effect on our consolidated financial condition or results of operations.
Goodwill — We evaluate the carrying value of our goodwill as of each fiscal year end, or at any time that management becomes aware of an indication of impairment. Under the applicable accounting standards, the goodwill impairment analysis is a two-step test. In the first step, we determine fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”), multiplied by management’s estimate of an appropriate enterprise value-to-EBITDA multiple for each reporting unit, adjusted for a control premium. Management’s total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on or around the applicable balance sheet date, after considering an appropriate control premium (25% at March 31, 2009, based upon historical transactions in the printing industry). This total Company enterprise value-to-EBITDA multiple is then used as a starting point in determining the appropriate multiple for each reporting unit. If the carrying value of the reporting unit exceeds the estimated fair value of the reporting unit, we must perform a second step to measure the amount of impairment. This second step involves estimating the fair value of identifiable tangible and intangible assets and determining an implied value of goodwill. To the extent the implied value of goodwill is less than the carrying value of goodwill for a particular reporting unit, we are required to record an impairment charge. The process of determining the fair values of assets and liabilities can involve a considerable degree of estimation.

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
Accounting for income taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Additionally, we account for uncertain tax positions in accordance with Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No.109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Although we believe our estimates are reasonable, the final outcome of uncertain tax positions may be different from that which is reflected in the financial statements.
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
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS No.157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurement. Our adoption of SFAS No.157 for financial assets and liabilities, effective for fiscal 2009, did not have a material impact on our consolidated financial condition or results of operations. In accordance with FASB Staff Position FAS 157-2, we have deferred the provisions of SFAS No. 157 to the fair value estimation related to goodwill and long-lived assets until April 1, 2009.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which requires the acquiring entity to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at the acquisition date. Acquisition related costs are recognized separately from the acquisition. This statement is effective as of the beginning of the first fiscal year that begins after December 15, 2008, or April 1, 2009 for the Company. We are currently evaluating the impact, if any, of the adoption of SFAS No. 141R will have on our consolidated financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. We are exposed to market risk in interest rates related primarily to our debt obligations, which as of March 31, 2009 include $95.4 million of fixed rate debt and $218.8 million of variable rate debt. A 1% increase in the interest rate on our variable rate debt would change our interest expense by approximately $2.2 million on an annual basis. The following table sets forth the average interest rate for the scheduled maturities of our debt obligations as of March 31, 2009 ($ in millions):

								Estimated
								Fair Value
								At March 31,
	2010	2011	2012	2013	2014	Thereafter	Total	2009
Fixed Rate Debt:
Amount	$26.5	$22.7	$16.9	$16.0	$7.1	$6.2	$95.4	$84.5
Average interest rate	6.20%	5.68%	5.81%	5.66%	6.0%	6.0%	5.89%
Variable Rate Debt:
Amount	$0.5	$0.4	$214.9	$3.0	$—	—	$218.8	$208.4
Average interest rate	.67%	.67%	1.86%	.67%	—%	—	1.84%

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f) or 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Consolidated Graphics, Inc. and its subsidiaries (the “Company”); (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2009. The Company’s internal control over financial reporting as of March 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Consolidated Graphics, Inc.:
We have audited the accompanying consolidated balance sheets of Consolidated Graphics, Inc. and subsidiaries (collectively, the Company) as of March 31, 2009 and 2008, and the related consolidated income statements, statements of shareholders’ equity, and statements of cash flows for each of the years in the three-year period ended March 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 6 to the consolidated financial statements, effective April 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consolidated Graphics, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May XX, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
May 26, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Consolidated Graphics, Inc.:
We have audited Consolidated Graphics, Inc. (the Company) internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2009 and 2008, and the related consolidated income statements, statements of shareholders’ equity, and statements of cash flows for each of the years in the three-year period ended March 31, 2009, and our report dated May XX, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
May 26, 2009

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31
	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,762	$15,131
Accounts receivable, net	173,501	209,000
Inventories	52,737	61,511
Prepaid expenses	17,340	7,127
Deferred income taxes	18,909	9,353

Total current assets	272,249	302,122
PROPERTY AND EQUIPMENT, net	430,519	421,347
GOODWILL	29,436	102,423
OTHER INTANGIBLE ASSETS, net	24,691	38,958
OTHER ASSETS	8,313	7,813

	$765,208	$872,663

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$27,026	$23,252
Accounts payable	48,519	56,948
Accrued liabilities	86,718	83,488
Income taxes payable	553	184

Total current liabilities	162,816	163,872
LONG-TERM DEBT, net of current portion	287,164	362,448
OTHER LIABILITIES	14,794	13,655
DEFERRED INCOME TAXES, net	49,970	52,895

COMMITMENTS AND CONTINGENCIES
Total liabilities	514,744	592,870
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 11,152,875 and 11,079,011 issued and outstanding	111	111
Additional paid-in capital	163,131	153,204
Retained earnings	87,806	127,376
Accumulated other comprehensive loss	(584)	(898)

Total shareholders’ equity	250,464	279,793

	$765,208	$872,663

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)

	Year Ended March 31
	2009	2008	2007

SALES	$1,145,146	$1,095,388	$1,006,186
COST OF SALES	875,061	812,401	736,996

Gross profit	270,085	282,987	269,190
SELLING EXPENSES	105,688	106,952	101,649
GENERAL AND ADMINISTRATIVE EXPENSES	95,261	78,804	69,223
GOODWILL IMPAIRMENT CHARGE	83,324	—	11,533
LITIGATION CHARGE	17,000	—	—
OTHER INCOME, NET	(809)	(3,064)	—

Operating income (loss)	(30,379)	100,295	86,785
INTEREST EXPENSE	15,260	12,366	7,011
INTEREST INCOME	(265)	(346)	(309)

Income (loss) before taxes	(45,374)	88,275	80,083
INCOME TAX EXPENSE (BENEFIT)	(5,804)	28,951	29,342

Net income (loss)	$(39,570)	$59,324	$50,741

BASIC EARNINGS (LOSS) PER SHARE	$(3.55)	$4.76	$3.74
DILUTED EARNINGS (LOSS) PER SHARE	$(3.55)	$4.63	$3.65

SHARES USED TO COMPUTE EARNINGS (LOSS) PER SHARE
Basic	11,138	12,463	13,580
Diluted	11,138	12,822	13,905
See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE, March 31, 2006	13,714	$138	$170,581	$148,227	$—	$318,946
Net income	—	—	—	50,741	—	50,741
Other comprehensive income — currency translation adjustment, net of tax	—	—	—	—	188	188

Total comprehensive income	—	—	—	—	—	50,929
Exercise of stock options, including tax benefit	445	3	17,619	—	—	17,622
Share-based compensation expense	—	—	2,695	—	—	2,695
Repurchase and retire common stock	(465)	(4)	(5,797)	(18,855)	—	(24,656)

BALANCE, March 31, 2007	13,694	137	185,098	180,113	188	365,536
Net income	—	—	—	59,324	—	59,324
Other comprehensive income — currency translation adjustment, net of tax	—	—	—	—	(1,086)	(1,086)

Total comprehensive income	—	—	—	—	—	58,238
Exercise of stock options, including tax benefit	67	1	2,869	—	—	2,870
Share-based compensation expense	—	—	2,057	—	—	2,057
Repurchase and retire common stock	(2,682)	(27)	(36,820)	(113,250)	—	(150,097)
Cumulative effect of adoption of FIN 48	—	—	—	1,189	—	1,189

BALANCE, March 31, 2008	11,079	111	153,204	127,376	(898)	279,793
Net income loss	—	—	—	(39,570)	—	(39,570)
Other comprehensive income — currency translation adjustment, net of tax	—	—	—	—	314	314

Total comprehensive income loss	—	—	—	—	—	(39,256)
Exercise of stock options, including tax benefit	74	—	3,019	—	—	3,019
Share-based compensation expense	—	—	6,908	—	—	6,908

BALANCE, March 31, 2009	11,153	$111	$163,131	$87,806	$(584)	$250,464

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31
	2009	2008	2007

OPERATING ACTIVITIES

Net income (loss)	$(39,570)	$59,324	$50,741
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation	63,349	51,460	43,662
Amortization	4,128	2,426	1,608
Bad debt expense	4,116	1,203	1,777
Goodwill impairment charge	83,324	—	11,533
Litigation charge	17,000	—	—
Currency (gain) loss	559	(3,807)	—
Deferred income taxes	(12,922)	6,029	(6,554)
Share-based compensation expense	6,908	2,057	2,695
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	30,302	216	(26,504)
Inventories	8,022	(32)	(4,434)
Prepaid expenses	(10,482)	1,232	(394)
Other assets	(503)	(258)	(146)
Accounts payable and accrued liabilities	(14,692)	(3,902)	2,129
Other liabilities	1,139	(5,812)	—
Income taxes payable	374	46	(3,339)

Net cash provided by operating activities	141,052	110,182	72,774

INVESTING ACTIVITIES

Acquisitions of businesses, net of cash acquired	(6,684)	(97,258)	(67,555)
Purchases of property and equipment	(69,600)	(41,394)	(43,217)
Proceeds from asset dispositions	1,447	2,019	4,095

Net cash used in investing activities	(74,837)	(136,633)	(106,677)

FINANCING ACTIVITIES

Proceeds from bank credit facilities	200,276	289,377	230,867
Payments on bank credit facilities	(253,339)	(111,972)	(179,773)
Proceeds from issuance of term equipment notes	1,926	15,558	8,154
Payments on term equipment notes and other debt	(23,530)	(16,645)	(11,290)
Payments to repurchase and retire common stock	—	(150,097)	(24,656)
Proceeds from exercise of stock options, including excess tax benefit	3,019	2,869	17,622

Net cash provided by (used in) financing activities	(71,648)	29,090	40,924

Effect of exchange rate changes on cash and cash equivalents	64	449	29

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,369)	3,088	7,050
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,131	12,043	4,993

CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,762	$15,131	$12,043

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
1. BUSINESS
Consolidated Graphics, Inc. (collectively with its consolidated subsidiaries referred to as “the Company”) is a provider of commercial printing services with 70 printing businesses strategically located across 27 states, one Canadian province, and in Prague, the Czech Republic.
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
Reclassification — Certain reclassifications of prior period data have been made to conform to the current period reporting.
Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
Revenue Recognition and Accounts Receivable — The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Because printed products manufactured for the Company’s customers are customized based upon the customers specifications, product returns are not significant. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 4% of the Company’s revenues in any of the years ended March 31, 2009, 2008 or 2007. The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Accounts receivable in the accompanying consolidated balance sheets are reflected net of allowance for doubtful accounts of $6,556 and $3,575 at March 31, 2009 and 2008, respectively.
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

	March 31
	2009	2008

Raw materials	$22,587	$25,983
Work in progress	24,896	29,447
Finished goods	5,254	6,081

	$52,737	$61,511

Long-Lived Assets — The Company evaluates impairment of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and its other long-lived assets, including property, plant and equipment, and intangible assets other than goodwill in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 142, the Company estimates the fair value of reporting units using a market multiple approach. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.
Goodwill totaled $29,436 at March 31, 2009 and represents the excess of the Company’s purchase cost over the fair value of the net identifiable assets acquired, net of previously recorded amortization and impairment charges. The Company assesses the impairment of goodwill as required by SFAS No. 142. Under SFAS No. 142 the Company estimates the fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”) multiplied by management’s estimate of an appropriate enterprise value-to-EBITDA multiple for each reporting unit, adjusted for a control premium. Management’s total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on or around the applicable balance sheet date, after considering an appropriate control premium (25% at March 31, 2009, based upon historical transactions in the printing industry). This total Company enterprise value-to-EBITDA multiple is then used as a starting point in determining the appropriate multiple for each reporting unit. Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.
To the extent the net book value of the Company as a whole is greater than the Company’s market capitalization, all or a significant portion of its goodwill may be considered impaired. As a result of the decline in the Company’s stock price during the latter half of fiscal 2009, and a weakening operating performance outlook driven primarily by the U.S. recession, the Company concluded that a triggering event occurred for the quarter ended December 31, 2008 requiring a formal assessment of the carrying value of goodwill. Under the applicable accounting standards, the goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment. The second step involves calculating an implied fair value of goodwill for each reporting

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a potential business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill in the “proforma” business combination accounting described above exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. A recognized impairment loss cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. The Company recognized a non-cash, pre-tax impairment charge to its goodwill in the amount of $62,524 for the quarter ended December 31, 2008. The Company performed its required annual goodwill impairment analysis under SFAS No. 142 for the year ended March 31, 2009, and recognized an additional non-cash, pre-tax impairment charge to goodwill of $20,800. Tax benefits totaling $20,055 were recorded in connection with these impairments.
As of March 31, 2008, the Company conducted its required annual evaluation of goodwill and determined that no impairment charges were required.
As of March 31, 2007, the Company conducted its required annual evaluation of goodwill and determined that an impairment charge to goodwill, attributable to four printing businesses totaling $11,533 was necessary. A tax benefit of $3,717 was recorded in connection with the impairment.
Under SFAS No. 144, the Company compares the carrying value of long-lived assets to its fair value determined by using projections of future undiscounted cash flows attributable to such assets and other factors such as business trends and general economic conditions. In the event that the carrying value of any long-lived asset exceeds the projection of future undiscounted cash flows attributable to such asset, the Company records an impairment charge against income equal to the excess, if any, of the carrying value over the asset’s fair value. The Company evaluates long-lived assets, including property, plant and equipment, and intangible assets other than goodwill or intangible assets with indefinite lives whenever events or changes in conditions indicate that the carry value may not be recoverable.
The net book value of other intangible assets at March 31, 2009 was $24,691. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions and are generally amortized on a straight-line basis over periods of up to 25 years. Such assets are evaluated for recoverability with other long-lived assets as discussed above. Amortization expense totaled $4,153 in 2009, $2,426 in 2008 and $1,608 in 2007. The Company’s future amortization expense by fiscal year are as follows:

	2010	2011	2012	2013	2014

Amortization expense	$3,403	$3,353	$3,353	$3,353	$3,020
Accrued Liabilities — The significant components of accrued liabilities are as follows:

	March 31
	2009	2008

Compensation and benefits	$29,634	$35,473
Litigation reserve	17,000	—
Advances from customers	14,290	12,101
Other(1)	12,468	20,642
Manufacturing materials and services	8,127	9,809
Sales, property and other taxes	5,199	5,463

	$86,718	$83,488

(1)
Other accrued liabilities are principally comprised of contingent transaction consideration associated with certain of the Company’s acquisitions and accrued self-insurance claims for certain insurance programs. None of the individual items in other accrued liabilities at March 31, 2009 and 2008 were individually greater than 5% of total current liabilities in those years.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
Litigation Charge — During the March 31, 2009 quarter, a monetary judgment was entered against the Company in connection with a dispute between the Company and the former employer of an existing sales employee. As a result of the entry of such judgment, a pre-tax litigation charge of $17,000 was accrued in the year ended March 31, 2009 consolidated financial statements. The Company intends to appeal the judgment, as well as pursue potential insurance reimbursement, which has previously been denied (See Note 7. Commitments and Contingencies).
Income Taxes — The provision for income taxes includes federal, state and foreign income taxes which are currently payable or deferred based on current tax laws. Deferred income taxes are provided for the tax consequences of differences between the financial statement and tax bases of assets and liabilities. The Company reduces deferred tax assets by a valuation allowance when, based on its estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The Company is subject to audit by taxing authorities and these audits occasionally result in proposed assessments which may result in additional tax liabilities and, in some cases, interest and penalties. On April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” — an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for and disclosure of uncertain tax positions. The Company recognizes a tax position in our financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. The recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. The Company has a reserve for unrecognized tax benefits related to uncertain tax positions. The Company adjusts the reserve upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon effective settlement, or upon the expiration of the statute of limitations, in the period in which such event occurs. Although we believe our estimates are reasonable, the final outcome of uncertain tax positions may be different from that which is reflected in the financial statements.
Supplemental Cash Flow Information — The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. Total capital expenditures excluding non-cash transactions were $69,600, $41,394 and $43,217 for the years ended March 31, 2009, 2008 and 2007, respectively. Certain capital expenditures considered non-cash transactions were $7,277, $41,015 and $5,110 for the years ended March 31, 2009, 2008 and 2007, respectively, and were financed using term notes (See Note 5. Long-Term Debt). Total capital expenditures, including cash and non-cash transactions, were $76,877, $82,409 and $48,327 for the years ended March 31, 2009, 2008 and 2007, respectively. The Company paid cash for interest totaling $14,848, $12,663 and $6,030 for the years ended March 31, 2009, 2008 and 2007, respectively. The Company paid cash for income taxes, net of refunds, totaling $14,427, $26,745 and $33,895 for the years ended March 31, 2009, 2008 and 2007, respectively.
Recent Accounting Pronouncements —
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS No.157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurement. The Company’s adoption of SFAS No.157 for financial assets and liabilities, effective for fiscal 2009 did not have a material impact on its consolidated financial condition or results of operations. In accordance with FASB Staff Position FAS 157-2, the Company has deferred the provisions of SFAS No. 157 to the fair value estimation related to goodwill and long-lived assets until April 1, 2009.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB No. 115 (“SFAS No.159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. The Company has not elected to apply the provisions of SFAS No. 159; therefore, the adoption of SFAS No. 159 did not affect its consolidated financial condition or results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which requires the acquiring entity to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at the acquisition date. Acquisition related costs are recognized separately from the acquisition. This statement is effective as of the beginning of the first fiscal year that begins after December 15, 2008. The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 141R will have on its consolidated financial condition and results of operations.

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

	Year Ended March 31
	2009	2008	2007
Numerator:
Net income (loss)	$(39,570)	$59,324	$50,741
Denominator:
Weighted average number of common shares outstanding	11,138,141	12,462,617	13,580,207
Dilutive options and awards	—	359,393	324,516

Diluted weighted average number of common shares outstanding	11,138,141	12,822,010	13,904,722

Net earnings (loss) per share
Basic	$(3.55)	$4.76	$3.74
Diluted	$(3.55)	$4.63	$3.65
Diluted net earnings (loss) per common share takes into consideration the dilution of certain unvested restricted stock unit awards and unexercised stock options. For the year ended March 31, 2009, options to purchase 1,829,151 shares were outstanding but not included in the computation of diluted net earnings (loss) per share, because of the net loss during 2009. Their inclusion would have had an anti-dilutive effect. Of the 1,829,151 options to purchase shares, 1,112,276 shares had an option exercise price that exceeded the average annual fair value of the Company’s common stock. For the year ended March 31, 2008, options to purchase 16,486 shares of common stock were outstanding but not included in the computation of diluted net earnings (loss) per share, because the option exercise price exceeded the average annual fair value of the Company’s common stock such that their inclusion would have an anti-dilutive effect. For the year ended March 31, 2007, options to purchase 9,269 shares of common stock were outstanding but not included in the computation for these same reasons.
Related Party Transactions — In the normal course of business, the Company leases certain real estate from individuals who formerly owned an acquired printing business and are now employed by the Company. Related party rental expense totaled $533 in fiscal 2009, $1,493 in fiscal 2008 and $1,318 in fiscal 2007.
Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the fair value of its variable rate debt obligations, which totaled $218,801 and $276,499 at March 31, 2009 and 2008, approximated their recorded values. The Company estimates that the fair value of its fixed rate debt obligations totaling $95,389 at March 31, 2009 was $84,496 and that the fair value of its fixed rate debt obligations totaling $109,186 at March 31, 2008 was $98,180. Estimates of fair value are based on estimated interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.
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
Stock-Based Compensation — The Company accounts for stock-based compensation in accordance with SFAS No. 123 (R), Share-Based Payment, (“SFAS” No.123(R)) and it measures the cost of the employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant rather than its intrinsic value. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected under SFAS No. 123(R) as cash flow from financing activities in the consolidated statement of cash flows.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
Foreign Currency — Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at period-end exchange rates. Income and expense items are translated at the average monthly exchange rate. The effects of period-end translation are included as a component of accumulated other comprehensive income in the consolidated statements of shareholders’ equity. The net foreign currency transaction gain related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency, totaled $809 in fiscal 2009 and $3,064 in fiscal 2008 in other income on the consolidated income statement.
Other Comprehensive Income — Other comprehensive income is comprised exclusively of foreign currency translation adjustments.
Geographic Information — Revenues of the Company’s subsidiaries operating outside the United States were $45,984, $51,773 and $11,218 in fiscal 2009, 2008 and 2007, respectively, and long-lived assets were $34,632 and $31,585 as of March 31, 2009 and 2008, respectively.
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
In fiscal 2009, the Company paid cash totaling $6,684 to satisfy certain liabilities incurred in connection with certain prior period acquisitions.
In fiscal 2008, the Company paid cash totaling $91,140 to acquire the operations and assets of three printing businesses. The final allocation of the purchase price of the businesses acquired includes current assets of $38,832, property and equipment of $39,872, goodwill of $32,992 (of which 100% is deductible for tax purposes), other intangible assets of $11,900 and other assets of $212, less accrued liabilities of $18,943 and debt assumed of $13,725. Other intangible assets primarily consist of $4,900 for customer lists (generally amortized over 8 years), $4,900 for trade names (generally amortized over 10 years) and $2,100 of other intangibles (generally amortized over 5 years). Additionally, the Company paid cash totaling $6,118 to satisfy certain liabilities incurred in connection with certain prior period acquisitions. Based on certain additional information received by the Company regarding its fiscal 2007 acquisitions, $3,687 of purchase price previously attributed to goodwill was allocated to other intangible assets during fiscal 2008.
In fiscal 2007, the Company paid cash totaling $62,406 to acquire the operations and assets of two printing businesses. The final allocation of the purchase price of the businesses acquired includes current assets of $18,890, property and equipment of $45,944, goodwill of $7,542 (of which 100% is deductible for tax purposes), other intangible assets of $7,965 and other assets of $216, less accrued liabilities of $18,151. Other intangible assets primarily consist of $4,216 for customer lists (generally amortized over 9 years), $3,505 for trade names (generally amortized over 25 years) and $244 of other intangibles (generally amortized over 2 years). Additionally, the Company (i) paid cash totaling $5,107 to acquire certain real property and (ii) paid net cash totaling $42 in connection with the finalization of certain working capital adjustments during fiscal 2007 relating to prior year acquisitions. Based on certain additional information received by the Company regarding its fiscal 2006 acquisitions, $1,530 of purchase price previously attributed to other intangible assets was allocated to goodwill during fiscal 2007.
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

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
The following is a summary of the Company’s property and equipment and their estimated useful lives:

			Estimated
	March 31		Life
Description	2009	2008	in Years

Land	$14,887	$15,137	—
Buildings and leasehold improvements	114,679	111,710	5-30
Machinery and equipment	579,620	535,227	5-20
Computer equipment and software	37,022	29,884	2-5
Furniture, fixtures and other	19,427	10,818	2-7

	765,635	702,776
Less—accumulated depreciation	(335,116)	(281,429)

	$430,519	$421,347

Depreciation expense related to the Company’s property and equipment totaled $62,634 in 2009, $49,964 in 2008 and $42,367 in 2007.
5. LONG-TERM DEBT
The following is a summary of the Company’s long-term debt as of:

	March 31
	2009	2008

Bank credit facilities	$214,701	$271,868
Term equipment notes	90,980	104,505
Other	8,509	9,327

	314,190	385,700
Less—current portion	(27,026)	(23,252)

	$287,164	$362,448

The Company’s primary bank credit facility (as amended, the “Credit Agreement”) currently provides for $335,000 in revolving credit and has a maturity date of October 6, 2011. At March 31, 2009, outstanding borrowings under the Credit Agreement were $187,100 and accrued interest at a weighted average rate of 1.8%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.625% to 1.50%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus 0.50%). The Company is also required to pay an annual commitment fee ranging from 0.15% to 0.275% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At March 31, 2009, the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was 0.25%.
The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at March 31, 2009. In light of current economic conditions, there is, however, more than a remote possibility that the Company will exceed the required Debt-to-EBITDA ratio, as defined in the Credit Agreement, at some point prior to the maturity of the Credit Agreement on October 6, 2011. In the event the Company is unable to remain in compliance with the Credit Agreement covenants and financial tests contained in the Credit Agreement in the future, the Company’s lenders would have the right to declare it in default with respect to such obligations, and consequently, certain of its other debt obligations, including substantially all its term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event the Company was unable to obtain a waiver from its lenders, renegotiate or refinance these obligations, a material adverse effect on the ability of the Company to conduct its operations in the ordinary course likely would result.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
The Company also maintains an unsecured credit facility with a commercial bank currently consisting of a U.S. $5,000 maximum borrowing limit component and a separate Canadian dollar (“C$”) C$27,000 maximum borrowing limit component. At March 31, 2009, outstanding borrowings were $2,000 which accrued interest at a weighted average rate of 1.8%, and C$20,000 ($16,005 U.S. equivalent), which accrued interest at a weighted average rate of 2.0%.
In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. One facility expires in October 2009 while the other facility expires in December 2009. At March 31, 2009, outstanding borrowings under the Auxiliary Bank Facilities totaled $9,596 and accrued interest at a weighted average rate of 2.6%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facilities expiring in October and December 2009, such borrowings are classified as long-term debt in the accompanying consolidated balance sheet at March 31, 2009. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.
At March 31, 2009, outstanding borrowings under term equipment notes totaled $90,980 and carried interest rates between 3.9% and 8.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. The term equipment notes cross-default to the events of default set forth in the Credit Agreement. At March 31, 2009, outstanding borrowings under the Company’s real estate notes totaled $4,193 and carried a 6.0% interest rate. The real estate notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance and are secured by the real estate. At March 31, 2009, other debt obligations totaled $4,316 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with the real estate notes or other debt obligations. The Credit Agreement places certain limitations on the amount of additional term note obligations the Company may incur in the future.
The principal payment requirements by fiscal year under the Company’s debt obligations referenced above are:

	2010	2011	2012	2013	2014	Thereafter

Debt obligations	$27,026	$23,120	$231,778	$18,993	$7,147	$6,126
6. INCOME TAXES
Income (loss) from continuing operations before income taxes for the years ended March 31 were as follows:

	Year Ended March 31
	2009	2008	2007

Domestic	$(53,099)	$78,330	$78,590
Foreign	7,725	9,945	1,493

Income before taxes	$(45,374)	$88,275	$80,083

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
The provision (benefit) for income taxes is comprised of the following:

	Year Ended March 31
	2009	2008	2007
Current
Federal	$3,259	$17,927	$32,519
State	1,974	3,001	2,751
Foreign	1,620	1,994	626

Current income taxes	6,853	22,922	35,896

Deferred
Federal	(9,688)	4,506	(3,866)
State	(3,318)	460	(2,688)
Foreign	349	1,063	—

Deferred income taxes	(12,657)	6,029	(6,554)

Income tax expense (benefit)	$(5,804)	$28,951	$29,342

The provision for income taxes differs from an amount computed at the federal statutory rate as follows:

	Year Ended March 31
	2009	2008	2007

Provision at the federal statutory rate	$(15,881)	$30,896	$28,029
Impairment of goodwill	11,390	—	672
Non-deductible expenses	1,259	1,569	1,347
Adjustment to contingency reserve	170	(4,748)	—
State income taxes, net of federal income tax benefit	(2,271)	3,103	41
Foreign income taxed at other rates	(734)	(423)	—
Benefit of domestic production deduction	(348)	(1,446)	(798)
Other	611	—	51

Income tax expense (benefit)	$(5,804)	$28,951	$29,342

At March 31, 2009 and 2008, a current income tax receivable of $9,206 and $330 was included in Prepaid expenses, primarily relating to federal income tax overpayments.
Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts as measured based on enacted tax laws and regulations. As of March 31, 2009 and 2008, the Company had various state net operating losses and other tax credit carryforwards of $2,855 and $2,433. The losses and credits expire in years 2010 through 2029. The Company records a valuation allowance, when appropriate, to adjust deferred tax asset balances to the amount the Company expects to realize. The Company considers the history of taxable income and expectations of future taxable income, among other factors, in assessing the potential need for a valuation allowance. As of March 31, 2009 and 2008, a valuation allowance of $1,732 and $1,454 was recorded related to certain deferred tax assets.
Deferred U.S. income taxes and foreign withholding taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in foreign subsidiaries, because such excess is considered to be permanently reinvested in those operations.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
The components of deferred income tax assets and liabilities are as follows:

	March 31
	2009	2008
Deferred income tax assets
Goodwill and intangibles(1)	$25,317	$9,031
Litigation reserve	6,630	—
Compensation and benefit accruals	5,185	4,735
Stock based compensation	3,736	1,475
Other liabilities(1)	3,693	3,291
Net operating losses and credits	2,855	2,433
Accounts receivable and inventories	2,038	1,031
Accrued liabilities	—	444
Other	259	689

Total deferred income tax assets	49,713	23,129
Valuation allowance	(1,732)	(1,454)

Net deferred income tax assets	$47,981	$21,675

Deferred income tax liabilities
Property and equipment	$77,222	$62,505
Prepaid expenses	1,577	1,476
Other	243	1,236

Total deferred income tax liabilities	$79,042	$65,217

(1)	These deferred income tax assets are long-term in nature and therefore are netted against total deferred income tax liabilities for presentation in the accompanying consolidated balance sheets.
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
At the date of the adoption of FIN 48, the Company had $19,334 of unrecognized tax benefits, including applicable interest and penalties. As of March 31, 2009 the balance of unrecognized tax benefits was $14,793. Of the unrecognized tax benefits at March 31, 2009, $14,171, if recognized, would decrease the Company’s effective income tax rate and increase net income. The unrecognized tax benefits relate to certain tax deductions claimed on federal and state tax returns for which the ultimate outcome is uncertain.
In the year ended March 31, 2009, the Company increased the amount of unrecognized tax benefits by $1,138. Of this amount, $170 resulted in an increase to tax expense. The increase in the reserve for unrecognized tax benefits in fiscal year 2009 primarily relates to deductions claimed on state tax returns for which the ultimate outcome is uncertain. During fiscal 2008, substantially all of the ($4,748) adjustment to contingency reserve related to the expiration of certain federal and state statute of limitations during 2008 for the prior year tax returns on which uncertain positions were taken. The Company expects an increase in the reserve for unrecognized tax benefits in fiscal year 2010 of approximately $925, primarily relating to deductions to be claimed on state tax returns for which the ultimate outcome is uncertain.
The Company’s federal income tax returns for the tax years after 2004 remain subject to examination. The various states in which the Company is subject to income tax are generally open for the tax years after 2003.
The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. For the year-ended March 31, 2009, the Company recognized $135 of net interest expense related to tax uncertainties. Accrued interest and penalties of $1,754 and $1,619 related to income tax uncertainties were recognized as a component of other noncurrent liabilities at March 31, 2009 and March 31, 2008, respectively.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
The Company’s unrecognized tax benefit activity for the fiscal year ended March 31, 2009 and March 31, 2008, was as follows:

	March 31
	2009	2008
Unrecognized tax benefit at beginning of year	$13,655	$19,334
Additions for tax positions in prior periods	474	278
Decreases for tax positions in prior periods	—	(317)
Additions for tax positions in current periods	2,665	2,911
Settlement/audits	—	(336)
Lapse of statute of limitations	(2,001)	(8,215)

Unrecognized tax benefit at end of year	$14,793	13,655

7. COMMITMENTS AND CONTINGENCIES
Operating Leases — The Company has entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of its business. The Company incurred total operating lease expense of $19,823, $15,548 and $16,864 for the years ended March 31, 2009, 2008 and 2007.
The Company’s future operating lease obligations by fiscal year are as follows:

	2010	2011	2012	2013	2014	Thereafter

Operating lease obligations	$18,248	$14,259	$12,545	$10,503	$7,812	$25,041
Letters of Credit — In connection with the assumption of obligations under outstanding industrial revenue bonds, which are reflected as debt in the accompanying consolidated financial statements, and the Company’s assumption of certain contingent liabilities related to certain of its acquisitions, the Company had letters of credit outstanding as of March 31, 2009 totaling $6,076. All of these letters of credit were issued pursuant to the terms of the Company’s Credit Agreement, which expires in October 2011, and the Company will be required to obtain replacement letters of credit at that time, as needed.
Insurance Programs — The Company maintains third-party insurance coverage in amounts and against risks it believes are reasonable in its circumstances. The Company is self-insured for most workers’ compensation claims and for a significant component of its group health insurance programs. For these exposures, the Company accrues expected loss amounts which are determined using a combination of its historical loss experience and subjective assessment of its future loss exposure, together with advice provided by administrators and consulting actuaries. The estimates of expected loss amounts are subject to uncertainties arising from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions, which could result in an increase or decrease in accrued costs in future periods for claim matters which occurred in a prior period. Although the Company believes that the accrued estimated loss amounts are reasonable under the circumstances, significant differences related to the items noted above could materially affect our risk exposure, insurance obligations and future expense.
Multi-Employer Pension Plans — The Company participates in multi-employer pension plans for certain of its employees covered by union agreements. Amounts expensed in the financial statements equal the contributions made to the pension plans during the year. Contributions to the multi-employer pension plans were $1,106 in 2009, $1,270 in 2008, and $656 in 2007. The increase in contributions in 2008 and 2009 primarily reflects the acquisition of The Hennegan Company in January 2007.
Legal Matters — On May 4, 2007, Rudamac, Inc. (“Plaintiff”) filed suit in Superior Court for the State of California, Los Angeles County, against Consolidated Graphics, Inc., Thousand Oaks Printing & Specialties, Inc., a California subsidiary of the Company (“Thousand Oaks”), and an employee of Thousand Oaks (“Employee”, and together with the Company and Thousand Oaks, the “Defendants”). Employee had been employed by Plaintiff prior to his employment with Thousand Oaks.
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

CONSOLDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
A judgment was rendered against the Defendants that awarded the Plaintiff $5,700 million in compensatory damages jointly and severally against the Defendants, $1,500 million punitive damages against Thousand Oaks and $6,650 million in punitive damages against the Company. The Court has also awarded $700 in costs to the Plaintiff and the Company anticipates that Plaintiff will file a motion asking for reimbursement of their attorney’s fees. The Defendants’ post trial motions for a new trial and judgment, notwithstanding the verdict, were denied by the Court. The Defendants intend to file an appeal on the judgment, as well as pursue potential insurance reimbursement which has previously been denied (see below). The Company currently estimates that the aggregate liability and expense to the Company with respect to these matters to be up to $17,000 and has recognized a charge of the same amount in its quarter ended December 31, 2008.
In a related matter, on July 30, 2008, Continental Casualty Company (“Continental”) filed a declaratory action against the Company, Thousand Oaks and Employee in the United States District Court, Southern District of Texas. On October 24, 2008, Sentry Insurance Company (“Sentry”) intervened in that case as a plaintiff. Continental and Sentry, who are insurers of the Company, have refused to defend the Defendants in the Rudamac litigation referenced above. In the declaratory judgment suit, Continental and Sentry seek a judicial declaration that they have no duty to defend and no duty to indemnify the Defendants with respect to such litigation. The insurers contend that none of the claims asserted in the Rudamac litigation are within the coverage of the liability policies issued by such insurers to the Company. The Company is vigorously challenging the insurers’ claims and seeks to be reimbursed for the costs of the Rudamac litigation, as well as the cost of final damage awards, if any.
Although the Company cannot predict with certainty the final outcome of the matters above nor the amounts that may be actually incurred in connection with the above referenced litigation, it does not presently believe that an unfavorable outcome of these matters will have a material adverse effect on the Company’s overall financial condition.
In addition, from time to time, the Company is involved in other litigation relating to claims arising out of its operations in the normal course of business. The Company maintains insurance coverage against certain types of potential claims in an amount which it believes to be adequate, but there is no assurance that such coverage will in fact cover, or be sufficient to cover, all potential claims. Currently, the Company is not aware of any other legal proceedings or claims pending against it that its management believes will have a material adverse effect on its consolidated financial condition or results of operations.
Tax Matters — The Company is subject to examination by tax authorities for varying periods in various taxing jurisdictions. During the course of such examinations disputes occur as to matters of fact and/or law. Also, in most taxing jurisdictions the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding the taxing authority from conducting an examination of the tax period for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.
8. SHARE-BASED COMPENSATION
Pursuant to the Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (the “Plan”), employees of the Company and members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock, restricted stock unit awards or other forms of equity-based compensation. Options granted pursuant to the Plan include incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended and non-qualified stock options. Options previously granted under the Plan were at a strike price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to ten years. Unvested options generally are cancelled upon termination of employment and vested options generally expire shortly after termination of employment. Otherwise, options expire after final vesting at the end of a fixed period generally not in excess of an additional five years. At March 31, 2009, a total of 2,169,045 shares were reserved for issuance pursuant to the Plan, of which 369,269 shares of the Company’s common stock were reserved for future grants.

CONSOLDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
The following table sets forth option and restricted stock unit award transactions under the Plan in terms of underlying shares of the Company’s common stock:

	For the Years Ended March 31
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at April 1	1,479,977	$36.93	1,546,734	$36.66	1,974,459	$33.88
Granted	730,000	46.02	73,112	45.35	48,588	52.62
Exercised	(73,864)	39.48	(69,480)	29.25	(445,221)	27.32
Forfeited or expired	(306,962)	52.24	(70,389)	45.58	(31,092)	40.10

Outstanding at March 31	1,829,151	37.85	1,479,977	36.93	1,546,734	36.66

Exercisable at March 31	962,630	31.10	1,215,282	35.61	1,164,234	35.21

For fiscal 2009, the numbers of shares granted includes 12,500 restricted stock unit awards and the number of shares outstanding at year-end includes 29,375 restricted stock unit awards having an aggregate fair value at date of grant of $709. For 2008 and 2007, the number of shares granted and outstanding at year-end includes 12,500 restricted stock unit awards having an aggregate fair value at date of grant of $926 and $652, respectively. For fiscal 2009, shares exercised includes 5,625 shares delivered to the participant following the vesting of certain restricted stock unit awards. For fiscal 2008, shares exercised includes 2,500 shares delivered to the participant following the vesting of certain restricted stock unit awards. For 2009, 2008 and 2007, the weighted average exercise price of shares granted, exercised and outstanding is based solely on stock option grants and exercises and excludes the restricted stock unit awards which have no exercise price component.
The total fair value of options and restricted stock unit awards which vested was $1,693 and $1,307 for the years ended March 31, 2009 and 2008, respectively. The aggregate intrinsic value of options and restricted stock unit awards outstanding was $758, $27,996 and $58,291 for the years ended March 31, 2009, 2008 and 2007, respectively. The aggregate intrinsic value of options and restricted stock unit awards exercised was $1,338, $26,106 and $45,405 for the years ended March 31, 2009, 2008 and 2007, respectively.
The weighted average grant date fair value of stock options granted during the three years ended March 31, 2009, all of which were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes-Merton pricing model (“Black-Scholes”) are as follows:

	Year Ended March 31
	2009	2008	2007

Weighted average fair value per share of option grants during the year	$20.46	$19.42	$19.94
Assumptions:
Expected option life in years	6.5	6.1	4.3
Risk-free interest rate	2.7%	3.7%	5.0%
Expected volatility	40.4%	38.8%	37.9%
Expected dividend yield	—	—	—
The risk-free interest rate represents the U.S. Treasury Bond constant maturity yield approximating the expected option life of stock options granted during the period. The expected option life represents the period of time that the stock options granted during the period are expected to be outstanding, generally based on the mid-point between the vesting date and contractual expiration date of each option. The expected volatility is based on the historical market price volatility of the Company’s common stock.

CONSOLDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
Outstanding and exercisable stock options and restricted stock unit awards at March 31, 2009 were as follows:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Years	Shares	Price
Stock Options
$7.40 – $20.00	635,000	$14.43	4.3	440,000	$13.22
$20.01 – $30.00	52,500	23.05	4.4	52,500	23.05
$30.01 – $40.00	68,849	38.14	5.7	21,849	38.18
$40.01 – $50.00	159,701	42.37	5.3	90,119	42.23
$50.01 – $60.00	870,883	54.57	8.2	354,483	50.90
$60.01 – $66.00	12,843	64.19	3.6	3,679	63.51

	1,799,776	37.85	6.3	962,630	31.10
Restricted stock unit awards	29,375	—	1.0	—	—

Outstanding at March 31, 2009	1,829,151	—	6.3	962,630	—

The Company accounts for share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, and measures the cost of employee services received in exchange for an award of equity instruments, including grants of stock options and restricted stock unit awards, based on the fair value of the award at the date of grant. The fair value of stock options is determined using the Black-Scholes model. Restricted stock unit awards are valued at the closing stock price on the date of grant.
The Company recorded $6,908 of compensation expense for the year ended March 31, 2009. The after-tax impact to net loss was $4,213, and the impact to both basic and diluted earnings per share was $.40 in fiscal 2009. For the year ended March 31, 2008, the Company recorded $2,057 of share-based compensation expense. The after-tax impact to net income was $1,255, and the impact to basic earnings per share was $.10 and diluted earnings per share was $.05 in fiscal 2008. For the year ended March 31, 2007, the Company recorded $2,695 of share-based compensation expense. The after-tax impact to net income was $1,644 and the impact to both basic and diluted earnings per share was $.12 in fiscal 2007.
As of March 31, 2009, $9,977 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.9 years.
There were 369,269, 817,307 and 330,642 shares available for awards under the Plan as of March 31, 2009, 2008 and 2007, respectively. In 2008, the Plan was amended to limit the number of stock appreciation rights or stock awards, including restricted stock unit awards, that may be granted to participants to 62,500 underlying shares of the Company’s common stock.
9. SUPPLEMENTAL SELECTED UNAUDITED QUARTERLY FINANCIAL DATA
The following table contains selected unaudited quarterly financial data from the consolidated income statements for each quarter of fiscal 2009 and 2008. The Company believes this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)

	1st	2nd	3rd		4th
	Quarter	Quarter	Quarter		Quarter

Fiscal 2009:
Sales	$285,194	$296,951	$315,815		$247,186
Gross profit	70,640	72,586	74,760		52,099
Net income (loss)	9,616	10,303	(43,566	)(1)	(15,923	)(2)
Basic earnings (loss) per share	.87	.92	(3.91)		(1.43)
Diluted earnings (loss) per share	.84	.90	(3.91)		(1.43)

Fiscal 2008:
Sales	$258,646	$259,666	$289,538		$287,538
Gross profit	68,177	66,264	75,398		73,148
Net income	13,557	13,286	19,362		13,119
Basic earnings per share	.99	1.01	1.63		1.18
Diluted earnings per share	.96	.98	1.58		1.15

(1)	Includes $46,058 goodwill impairment charge and $10,370 litigation charge, each net of taxes.

(2)	Includes $17,211 goodwill impairment charge, net of taxes.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s Report is included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
The information called for by “Item 10. Directors, Executive Officers and Corporate Governance of the Registrants,” “Item 11. Executive Compensation,” “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” “Item 13. Certain Relationships and Related Transactions, and Director Independence” and “Item 14. Principal Accountant Fees and Services” is incorporated by reference herein from the Company’s Proxy Statement for its Annual Meeting of Shareholders (presently scheduled to be held August 6, 2009) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after March 31, 2009.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Index to Financial Statements

(a)(1)	Financial Statements:

The index to the Financial Statements is included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

(a)(2)	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts.

Report of Independent Registered Public Accounting Firm with respect to Schedule II — Valuation and Qualifying Accounts is included in Item 15 of this Annual Report on Form 10-K.
All other schedules have been omitted since the required information is not significant or is included in the Financial Statements or notes thereto or is not applicable.
(a)(3)	Exhibits:

*	3.1	—	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*	3.2	—	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10- Q (June 30, 1998), Exhibit 3.1).
*	3.3	—	Second Amended and Restated By-Laws of the Company, adopted as of May 25, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).
*	3.4	—	Amendment to the Second Amended and Restated By-Laws of the Company adopted as of December 21, 2007 (Consolidated Graphics, Inc. Form 8-K (December 26, 2007), Exhibit 1).
*	4.1	—	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*	4.2	—	Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc. Form 8-K (December 15, 1999), Exhibit 4.1).
*	4.3	—	Amendment to Rights Agreement dated as of July 10, 2006 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (July 13, 2006), Exhibits 2 and 3).
*	4.4	—	Second Amendment to Rights Agreement dated as of September 25, 2007 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (September 28, 2007), Exhibits 3 and 4).
*	10.1	—	Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (Consolidated Graphics, Inc. Form 10-Q (June 30, 2008), Exhibit 10.5).+
*	10.2	—	Amended and Restated Employment Agreement executed on December 29, 2008, but effective as of May 22, 2008, between the Company and Joe R. Davis (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.1).+
*	10.3	—	Amended and Restated Employment Agreement executed on December 29, 2008, but effective as of May 22, 2008, between the Company and Jon C. Biro (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.2).+

*	10.4	—	Amended and Restated Change in Control Agreement, executed on December 29, 2008, but effective as of January 14, 2009, between the Company and Jon C. Biro (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.3).+
*	10.5	—	Form of Indemnification Agreement for directors and officers (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 10.1).
*	10.6	—	Form of First Amendment to Indemnification Agreement for directors and officers (Consolidated Graphics, Inc. Form 10-Q (December 31, 2008), Exhibit 10.4).
*	10.7	—	Amended Schedule identifying the directors and officers parties to Indemnification Agreements with the Company. (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.8).
*	10.8	—	Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of October 6, 2006 (Consolidated Graphics, Inc. Form 8-K (October 6, 2006), Exhibit 10.1).
*	10.9	—	First Amendment to the Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of January 2, 2007 (Consolidated Graphics, Inc. Form 8-K (January 2, 2007), Exhibit 99.1).
*	10.10		Second Amendment to the Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of November 9, 2007 (Consolidated Graphics, Inc. Form 8-K (November 14, 2007), Exhibit 10.1).
*	10.11	—	Third Amendment to the Credit Agreement among the Company and JP Morgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of March 13, 2008 (Consolidated Graphics, Inc. Form 8-K (March 13, 2008), Exhibit 10.1).
*	10.12	—	Fourth Amendment to the Credit Agreement among the Company and JP Morgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of August 4, 2008 (Consolidated Graphics, Inc. Form 8-K (August 8, 2008), Exhibit 10.1).
*	10.13	—	Form of Non-Employee Director Non-Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.13).+
*	10.14	—	Form of Employee Incentive Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.14).+
*	10.15	—	Form of Employee Non- Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.15).+
*	10.16	—	Form of Restricted Stock Unit Agreement (Consolidated Graphics, Inc. Form 8-K (June 14, 2007), Exhibit 10.1).+
*	10.17	—	Consolidated Graphics, Inc. Annual Incentive Compensation Plan, dated effective as of April 1, 2008 (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.2).+
*	10.18	—	Form of Annual Incentive Award Agreement for Executives (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.3).+
	21	—	List of Subsidiaries.
	23	—	Consent of KPMG LLP.
	24	—	Powers of Attorney.
	31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

+	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

			Utilization
	Balance at	Amount	of Reserve	Balance
	Beginning	Charged	(Net of	at End
Description	of Year	to Expense	Recoveries)	of Year

Allowance for Doubtful Accounts
Year Ended March 31, 2009	$3,575	$4,116	$(1,135)	$6,556
Year Ended March 31, 2008	3,080	1,203	(708)	3,575
Year Ended March 31, 2007	2,514	1,777	(1,211)	3,080
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Consolidated Graphics, Inc.:
Under date of May 26, 2009, we reported on the consolidated balance sheets of Consolidated Graphics, Inc. and subsidiaries (collectively, the Company) as of March 31, 2009 and 2008, and the related consolidated income statements, statements of shareholders’ equity, and statements of cash flows for each of the years in the three-year period ended March 31, 2009, which are included in Item 8. of this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II — Valuation and Qualifying Accounts, included herein. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 6 to the consolidated financial statements, effective April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.
/s/ KPMG LLP
Houston, Texas
May 26, 2009

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Houston, State of Texas on the 27 day of May, 2009.

CONSOLIDATED GRAPHICS, INC.
By:	/s/ Joe R. Davis
Joe R. Davis
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe R. Davis Joe R. Davis	Chief Executive Officer and Director (Principal Executive Officer)	May 27, 2009

/s/ Jon C. Biro Jon C. Biro	Executive Vice President, Chief Financial and Accounting Officer and Secretary (Principal Financial and Accounting Officer)	May 27, 2009

/s/ LARRY J. ALEXANDER* Larry J. Alexander	Director

/s/ BRADY F. CARRUTH* Brady F. Carruth	Director

/s/ GARY L. FORBES* Gary L. Forbes	Director

/s/ JAMES H. LIMMER* James H. Limmer	Director

/s/ HUGH N. WEST* Hugh N. West	Director

*By:	/s/ Joe R. Davis Joe R. Davis Attorney-in-Fact	May 27, 2009

Exhibit Index
(a)(3)	Exhibits:

*	3.1	—	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*	3.2	—	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10- Q (June 30, 1998), Exhibit 3.1).
*	3.3	—	Second Amended and Restated By-Laws of the Company, adopted as of May 25, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).
*	3.4	—	Amendment to the Second Amended and Restated By-Laws of the Company adopted as of December 21, 2007 (Consolidated Graphics, Inc. Form 8-K (December 26, 2007), Exhibit 1).
*	4.1	—	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*	4.2	—	Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc. Form 8-K (December 15, 1999), Exhibit 4.1).
*	4.3	—	Amendment to Rights Agreement dated as of July 10, 2006 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (July 13, 2006), Exhibits 2 and 3).
*	4.4	—	Second Amendment to Rights Agreement dated as of September 25, 2007 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (September 28, 2007), Exhibits 3 and 4).
*	10.1	—	Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (Consolidated Graphics, Inc. Form 10-Q (June 30, 2008), Exhibit 10.5).+
*	10.2	—	Amended and Restated Employment Agreement executed on December 29, 2008, but effective as of May 22, 2008, between the Company and Joe R. Davis (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.1).+
*	10.3	—	Amended and Restated Employment Agreement executed on December 29, 2008, but effective as of May 22, 2008, between the Company and Jon C. Biro (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.2).+
*	10.4	—	Amended and Restated Change in Control Agreement, executed on December 29, 2008, but effective as of January 14, 2009, between the Company and Jon C. Biro (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.3).+
*	10.5	—	Form of Indemnification Agreement for directors and officers (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 10.1).
*	10.6	—	Form of First Amendment to Indemnification Agreement for directors and officers (Consolidated Graphics, Inc. Form 10-Q (December 31, 2008), Exhibit 10.4).
*	10.7	—	Amended Schedule identifying the directors and officers parties to Indemnification Agreements with the Company. (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.8).
*	10.8	—	Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of October 6, 2006 (Consolidated Graphics, Inc. Form 8-K (October 6, 2006), Exhibit 10.1).
*	10.9	—	First Amendment to the Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of January 2, 2007 (Consolidated Graphics, Inc. Form 8-K (January 2, 2007), Exhibit 99.1).
*	10.10		Second Amendment to the Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of November 9, 2007 (Consolidated Graphics, Inc. Form 8-K (November 14, 2007), Exhibit 10.1).
*	10.11	—	Third Amendment to the Credit Agreement among the Company and JP Morgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of March 13, 2008 (Consolidated Graphics, Inc. Form 8-K (March 13, 2008), Exhibit 10.1).
*	10.12	—	Fourth Amendment to the Credit Agreement among the Company and JP Morgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of August 4, 2008 (Consolidated Graphics, Inc. Form 8-K (August 8, 2008), Exhibit 10.1).
*	10.13	—	Form of Non-Employee Director Non-Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2009), Exhibit 10.13).+
*	10.14	—	Form of Employee Incentive Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2009), Exhibit 10.14).+

*	10.15	—	Form of Employee Non- Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2009), Exhibit 10.15).+
*	10.16	—	Form of Restricted Stock Unit Agreement (Consolidated Graphics, Inc. Form 8-K (June 14, 2007), Exhibit 10.1).+
*	10.17	—	Consolidated Graphics, Inc. Annual Incentive Compensation Plan, dated effective as of April 1, 2008 (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.2).+
*	10.18	—	Form of Annual Incentive Award Agreement for Executives (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.3).+
	21	—	List of Subsidiaries.
	23	—	Consent of KPMG LLP.
	24	—	Powers of Attorney.
	31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

+	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.