Form 10-K/A
period 2009-03-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2009-05-29
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

CONSOLIDATED GRAPHICS, INC.
FORM 10-K/A (Amendment No. 1)
FOR THE YEAR ENDED MARCH 31, 2009

Explanatory Note

This Form 10-K/A amends our Annual Report on Form 10-K for the year ended March 31, 2009, which was filed with the Securities and Exchange Commission, or SEC, on May 27, 2009 (the “Original Form 10-K”). We are filing this Form 10-K/A to amend Item 8 “Financial Statements and Supplementary Data” of Part II of the Original Form 10-K by revising the Reports of Independent Registered Public Accounting Firm, which contained immaterial clerical errors. The Report of Independent Registered Public Accounting Firm issued with respect to our audited consolidated balance sheets and the related consolidated income statements, statements of shareholders’ equity, and statements of cash flows for each of the years in the three-year period ended March 31, 2009, contained an incomplete date reference (“May XX, 2009” instead of “May 26, 2009”). The Report of Independent Registered Public Accounting Firm issued with respect to the audit of our internal control over financial reporting referred to “Consolidated Graphics, Inc.” instead of “Consolidated Graphics, Inc.’s” in the first line of such report, and contained incorrect or incomplete date references (“March 31, 2008” and “May XX, 2008” instead of “March 31, 2009” and “May 26, 2009”, respectively). In addition, pursuant to the rules of the SEC, Item 15 “Exhibits and Financial Statement Schedules” of Part II of the Original Form 10-K has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The referenced certifications are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

Except for the foregoing information that was specifically amended and restated, this Form 10-K/A and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Form 10-K nor does it change any other disclosures contained in the Original Form 10-K. Among other things, any forward looking statements contained in this Form 10-K/A that were included in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-K, and such forward looking statements should be read in their historical context.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consolidated Graphics, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
May 26, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Consolidated Graphics, Inc.:

We have audited Consolidated Graphics, Inc.’s (the Company) internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2009 and 2008, and the related consolidated income statements, statements of shareholders’ equity, and statements of cash flows for each of the years in the three-year period ended March 31, 2009, and our report dated May 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

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
(a)(3)	Exhibits:

*	3.1	—	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*	3.2	—	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10- Q (June 30, 1998), Exhibit 3.1).
*	3.3	—	Second Amended and Restated By-Laws of the Company, adopted as of May 25, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).
*	3.4	—	Amendment to the Second Amended and Restated By-Laws of the Company adopted as of December 21, 2007 (Consolidated Graphics, Inc. Form 8-K (December 26, 2007), Exhibit 1).
*	4.1	—	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*	4.2	—	Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc. Form 8-K (December 15, 1999), Exhibit 4.1).
*	4.3	—	Amendment to Rights Agreement dated as of July 10, 2006 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (July 13, 2006), Exhibits 2 and 3).
*	4.4	—	Second Amendment to Rights Agreement dated as of September 25, 2007 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (September 28, 2007), Exhibits 3 and 4).
*	10.1	—	Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (Consolidated Graphics, Inc. Form 10-Q (June 30, 2008), Exhibit 10.5).+
*	10.2	—	Amended and Restated Employment Agreement executed on December 29, 2008, but effective as of May 22, 2008, between the Company and Joe R. Davis (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.1).+
*	10.3	—	Amended and Restated Employment Agreement executed on December 29, 2008, but effective as of May 22, 2008, between the Company and Jon C. Biro (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.2).+

*	10.4	—	Amended and Restated Change in Control Agreement, executed on December 29, 2008, but effective as of January 14, 2009, between the Company and Jon C. Biro (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.3).+
*	10.5	—	Form of Indemnification Agreement for directors and officers (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 10.1).
*	10.6	—	Form of First Amendment to Indemnification Agreement for directors and officers (Consolidated Graphics, Inc. Form 10-Q (December 31, 2008), Exhibit 10.4).
*	10.7	—	Amended Schedule identifying the directors and officers parties to Indemnification Agreements with the Company. (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.8).
*	10.8	—	Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of October 6, 2006 (Consolidated Graphics, Inc. Form 8-K (October 6, 2006), Exhibit 10.1).
*	10.9	—	First Amendment to the Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of January 2, 2007 (Consolidated Graphics, Inc. Form 8-K (January 2, 2007), Exhibit 99.1).
*	10.10		Second Amendment to the Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of November 9, 2007 (Consolidated Graphics, Inc. Form 8-K (November 14, 2007), Exhibit 10.1).
*	10.11	—	Third Amendment to the Credit Agreement among the Company and JP Morgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of March 13, 2008 (Consolidated Graphics, Inc. Form 8-K (March 13, 2008), Exhibit 10.1).
*	10.12	—	Fourth Amendment to the Credit Agreement among the Company and JP Morgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of August 4, 2008 (Consolidated Graphics, Inc. Form 8-K (August 8, 2008), Exhibit 10.1).
*	10.13	—	Form of Non-Employee Director Non-Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.13).+
*	10.14	—	Form of Employee Incentive Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.14).+
*	10.15	—	Form of Employee Non- Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.15).+
*	10.16	—	Form of Restricted Stock Unit Agreement (Consolidated Graphics, Inc. Form 8-K (June 14, 2007), Exhibit 10.1).+
*	10.17	—	Consolidated Graphics, Inc. Annual Incentive Compensation Plan, dated effective as of April 1, 2008 (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.2).+
*	10.18	—	Form of Annual Incentive Award Agreement for Executives (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.3).+
*	21	—	List of Subsidiaries (Consolidated Graphics, Inc. Form 10-K (May 27, 2009), Exhibit 21).
*	23	—	Consent of KPMG LLP (Consolidated Graphics, Inc. Form 10-K (May 27, 2009), Exhibit 23).
*	24	—	Powers of Attorney (Consolidated Graphics, Inc. Form 10-K (May 27, 2009), Exhibit 24).
	31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

+	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

			Utilization
	Balance at	Amount	of Reserve	Balance
	Beginning	Charged	(Net of	at End
Description	of Year	to Expense	Recoveries)	of Year

Allowance for Doubtful Accounts
Year Ended March 31, 2009	$3,575	$4,116	$(1,135)	$6,556
Year Ended March 31, 2008	3,080	1,203	(708)	3,575
Year Ended March 31, 2007	2,514	1,777	(1,211)	3,080
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
/s/ KPMG LLP
Houston, Texas
May 26, 2009

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Houston, State of Texas on the 29th day of May, 2009.

CONSOLIDATED GRAPHICS, INC.
By:	/s/ Joe R. Davis
Joe R. Davis
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe R. Davis Joe R. Davis	Chief Executive Officer and Director (Principal Executive Officer)	May 29, 2009

/s/ Jon C. Biro Jon C. Biro	Executive Vice President, Chief Financial and Accounting Officer and Secretary (Principal Financial and Accounting Officer)	May 29, 2009

/s/ LARRY J. ALEXANDER* Larry J. Alexander	Director

/s/ BRADY F. CARRUTH* Brady F. Carruth	Director

/s/ GARY L. FORBES* Gary L. Forbes	Director

/s/ JAMES H. LIMMER* James H. Limmer	Director

/s/ HUGH N. WEST* Hugh N. West	Director

*By:	/s/ Joe R. Davis Joe R. Davis Attorney-in-Fact	May 29, 2009

Exhibit Index
(a)(3)	Exhibits:

*	3.1	—	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*	3.2	—	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10- Q (June 30, 1998), Exhibit 3.1).
*	3.3	—	Second Amended and Restated By-Laws of the Company, adopted as of May 25, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).
*	3.4	—	Amendment to the Second Amended and Restated By-Laws of the Company adopted as of December 21, 2007 (Consolidated Graphics, Inc. Form 8-K (December 26, 2007), Exhibit 1).
*	4.1	—	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*	4.2	—	Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc. Form 8-K (December 15, 1999), Exhibit 4.1).
*	4.3	—	Amendment to Rights Agreement dated as of July 10, 2006 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (July 13, 2006), Exhibits 2 and 3).
*	4.4	—	Second Amendment to Rights Agreement dated as of September 25, 2007 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (September 28, 2007), Exhibits 3 and 4).
*	10.1	—	Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (Consolidated Graphics, Inc. Form 10-Q (June 30, 2008), Exhibit 10.5).+
*	10.2	—	Amended and Restated Employment Agreement executed on December 29, 2008, but effective as of May 22, 2008, between the Company and Joe R. Davis (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.1).+
*	10.3	—	Amended and Restated Employment Agreement executed on December 29, 2008, but effective as of May 22, 2008, between the Company and Jon C. Biro (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.2).+
*	10.4	—	Amended and Restated Change in Control Agreement, executed on December 29, 2008, but effective as of January 14, 2009, between the Company and Jon C. Biro (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.3).+
*	10.5	—	Form of Indemnification Agreement for directors and officers (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 10.1).
*	10.6	—	Form of First Amendment to Indemnification Agreement for directors and officers (Consolidated Graphics, Inc. Form 10-Q (December 31, 2008), Exhibit 10.4).
*	10.7	—	Amended Schedule identifying the directors and officers parties to Indemnification Agreements with the Company. (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.8).
*	10.8	—	Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of October 6, 2006 (Consolidated Graphics, Inc. Form 8-K (October 6, 2006), Exhibit 10.1).
*	10.9	—	First Amendment to the Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of January 2, 2007 (Consolidated Graphics, Inc. Form 8-K (January 2, 2007), Exhibit 99.1).
*	10.10		Second Amendment to the Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of November 9, 2007 (Consolidated Graphics, Inc. Form 8-K (November 14, 2007), Exhibit 10.1).
*	10.11	—	Third Amendment to the Credit Agreement among the Company and JP Morgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of March 13, 2008 (Consolidated Graphics, Inc. Form 8-K (March 13, 2008), Exhibit 10.1).
*	10.12	—	Fourth Amendment to the Credit Agreement among the Company and JP Morgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of August 4, 2008 (Consolidated Graphics, Inc. Form 8-K (August 8, 2008), Exhibit 10.1).
*	10.13	—	Form of Non-Employee Director Non-Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2009), Exhibit 10.13).+
*	10.14	—	Form of Employee Incentive Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2009), Exhibit 10.14).+

*	10.15	—	Form of Employee Non- Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2009), Exhibit 10.15).+
*	10.16	—	Form of Restricted Stock Unit Agreement (Consolidated Graphics, Inc. Form 8-K (June 14, 2007), Exhibit 10.1).+
*	10.17	—	Consolidated Graphics, Inc. Annual Incentive Compensation Plan, dated effective as of April 1, 2008 (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.2).+
*	10.18	—	Form of Annual Incentive Award Agreement for Executives (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.3).+
*	21	—	List of Subsidiaries (Consolidated Graphics, Inc. Form 10-K (May 27, 2009), Exhibit 21).
*	23	—	Consent of KPMG LLP (Consolidated Graphics, Inc. Form 10-K (May 27, 2009), Exhibit 23).
*	24	—	Powers of Attorney (Consolidated Graphics, Inc. Form 10-K (May 27, 2009), Exhibit 24).
	31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

+	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.