Form 10-Q
period 2009-06-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2009-08-05
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at July 31, 2009 was 11,162,667.

CONSOLIDATED GRAPHICS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30	March 31
	2009	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,238	$9,762
Accounts receivable, net	150,700	173,501
Inventories	51,251	52,737
Prepaid expenses	19,876	17,340
Deferred income taxes	16,558	18,909

Total current assets	247,623	272,249
PROPERTY AND EQUIPMENT, net	419,737	430,519
GOODWILL	29,436	29,436
OTHER INTANGIBLE ASSETS, net	23,828	24,691
OTHER ASSETS	7,730	8,313

	$728,354	$765,208

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$27,976	$27,026
Accounts payable	43,777	48,519
Accrued liabilities	84,295	86,718
Income taxes payable	93	553

Total current liabilities	156,141	162,816
LONG-TERM DEBT, net of current portion	257,081	287,164
OTHER LIABILITIES	15,227	14,794
DEFERRED INCOME TAXES, net	48,196	49,970

Total liabilities	476,645	514,744
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 11,162,667 and 11,152,875 issued and outstanding	111	111
Additional paid-in capital	164,675	163,131
Retained earnings	87,492	87,806
Accumulated other comprehensive loss	(569)	(584)

Total shareholders’ equity	251,709	250,464

	$728,354	$765,208

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
SALES	$225,861	$285,194
COST OF SALES	181,032	214,554

Gross profit	44,829	70,640
SELLING EXPENSES	22,791	28,404
GENERAL AND ADMINISTRATIVE EXPENSES	21,213	22,277
OTHER (INCOME) EXPENSE, net	(54)	5

Operating income	879	19,954
INTEREST EXPENSE, net	2,484	4,211

Income (loss) before taxes	(1,605)	15,743
INCOME TAX EXPENSE (BENEFIT)	(1,291)	6,127

Net income (loss)	$(314)	$9,616

BASIC EARNINGS (LOSS) PER SHARE	$(.03)	$.87
DILUTED EARNINGS (LOSS) PER SHARE	$(.03)	$.84

SHARES USED TO COMPUTE EARNINGS (LOSS) PER SHARE
Basic	11,159	11,111
Diluted	11,159	11,461
See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

BALANCE, March 31, 2009	11,153	$111	$163,131	$87,806	$(584)	$250,464
Net loss	—	—	—	(314)	—	(314)
Other comprehensive income - currency translation adjustment, net of tax	—	—	—	—	15	15

Comprehensive loss						(299)
Exercise of stock options, including tax benefit	10	—	—	—	—	—
Share-based compensation expense	—	—	1,544	—	—	1,544

BALANCE, June 30, 2009	11,163	$111	$164,675	$87,492	$(569)	$251,709

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30
	2009	2008

OPERATING ACTIVITIES
Net income (loss)	$(314)	$9,616
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation	16,873	15,054
Amortization	863	956
Bad debt expense (recovery)	(434)	289
Foreign currency gain	(159)	(63)
Deferred income taxes	703	(1,263)
Share-based compensation expense	1,544	1,644
Changes in assets and liabilities, net of effect of acquisitions—
Accounts receivable, net	23,607	10,431
Inventories	1,696	(825)
Prepaid expenses	(2,524)	(1,639)
Other assets	585	68
Accounts payable and accrued liabilities	(8,555)	(2,277)
Other liabilities	433	902
Income taxes payable	(457)	3,706

Net cash provided by operating activities	33,861	36,599

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(6,654)
Purchases of property and equipment	(4,476)	(8,031)
Proceeds from asset dispositions	450	975

Net cash used in investing activities	(4,026)	(13,710)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	15,819	42,644
Payments on bank credit facilities	(30,048)	(58,959)
Payments on term equipment notes and other debt	(16,251)	(5,499)
Proceeds from exercise of stock options, including excess tax benefit	—	2,947

Net cash used in financing activities	(30,480)	(18,867)

Effect of exchange rate changes on cash and cash equivalents	121	37

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(524)	4,059
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,762	15,131

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,238	$19,190

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share data and percentages)
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively with its consolidated subsidiaries referred to as the “Company”). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with United States generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included. Operating results for the three months ended June 30, 2009 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2009 has been derived from the Company’s most recent annual audited consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2009 filed with the SEC on May 29, 2009 (“2009 Form 10-K/A”).
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
Reclassification—Certain reclassifications of prior year data have been made to conform to current period reporting.
Revenue Recognition and Accounts Receivable— The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Because printed products manufactured for the Company’s customers are customized based upon the customers specifications, product returns are not significant. The Company derives the majority of its revenues from sales and services to a broad diverse group of customers with no individual customer accounting for more than 4% of the Company’s revenues for the three months ended June 30, 2009. The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Accounts receivable in the accompanying condensed consolidated balance sheets are reflected net of allowance for doubtful accounts of $4,568 and $6,556 at June 30, 2009 and March 31, 2009, respectively.
Earnings Per Share—Basic earnings per share are calculated by dividing net income or net loss by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares, dilutive stock options and restricted stock unit awards outstanding using the treasury stock method. Earnings per share are set forth below:

	Three Months Ended
	June 30
	2009	2008
Numerator:
Net income (loss)	$(314)	$9,616
Denominator:
Weighted average number of common shares outstanding	11,159,403	11,110,592
Dilutive options and awards	—	349,986

Diluted weighted average number of common shares outstanding	11,159,403	11,460,578

Net earnings (loss) per share
Basic	$(.03)	$.87
Diluted	$(.03)	$.84

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share data and percentages)
(Unaudited)
Diluted net earnings (loss) per common share takes into consideration the dilution of certain unvested restricted stock unit awards and unexercised stock options. For the quarter ended June 30, 2009, options and unvested restricted stock unit awards for 1,879,007 shares were outstanding but not included in the computation of diluted net loss per share, because of the net loss during the quarter. Their inclusion would have had an anti-dilutive effect. Of the 1,879,007 options to purchase shares, 1,224,424 shares had an option exercise price that exceeded the average quarterly fair value of the Company’s common stock. For the quarter ended June 30, 2008, options to purchase 526,987 shares of common stock were outstanding but not included in the computation of diluted net earnings per share, because the option exercise price exceeded the average quarterly fair value of the Company’s common stock such that their inclusion would have an anti-dilutive effect.
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

	June 30,	March 31,
	2009	2009

Raw materials	$21,688	$22,587
Work in progress	24,094	24,896
Finished goods	5,469	5,254

	$51,251	$52,737

Goodwill and Long-Lived Assets — The Company evaluates impairment of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and its other long-lived assets, including property, plant and equipment, and intangible assets other than goodwill or intangibles with indefinite lives in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
Goodwill totaled $29,436 at June 30, 2009 and represents the excess of the Company’s purchase cost over the fair value of the net identifiable assets acquired, net of previously recorded amortization and impairment charges. The Company assesses the impairment of goodwill as required by SFAS No. 142. Under SFAS No. 142 the Company estimates the fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”) multiplied by management’s estimate of an appropriate enterprise value-to-EBITDA multiple for each reporting unit, adjusted for a control premium. Management’s total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on or around the applicable balance sheet date, after considering an appropriate control premium. This total Company enterprise value-to-EBITDA multiple is then used as a starting point in determining the appropriate multiple for each reporting unit. Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.
To the extent the net book value of the Company as a whole is greater than the Company’s market capitalization, all or a significant portion of its goodwill may be considered impaired. Under the applicable accounting standards, the goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment. The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a potential business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill in the “proforma” business combination accounting described above exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. A recognized impairment loss cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

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
The net book value of other intangible assets at June 30, 2009 was $23,828. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions and are generally amortized on a straight-line basis over periods of up to 25 years. Such assets are evaluated for recoverability with other long-lived assets as discussed above. Amortization expense totaled $863 and $956 for the three months ended June 30, 2009 and 2008, respectively.
Supplemental Cash Flow Information—The condensed consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. Total capital expenditures, which were all cash transactions, were $4,476 and $8,031 for the three months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009 and 2008, the Company paid cash for interest totaling $2,601 and $4,892, respectively. For the three months ended June 30, 2009 and 2008, the Company paid cash for income taxes, net of refunds, totaling $166 and $2,703, respectively.
Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the recorded values of its variable rate debt obligations, which totaled $218,801 at March 31, 2009 and $195,918 at June 30, 2009, approximated their fair values. The Company believes that the recorded values of its fixed rate debt obligations which totaled $95,389 at March 31, 2009 and $89,139 at June 30, 2009, approximated their fair values. Estimates of fair value are based on estimated interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.
Foreign Currency—Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at the period-end exchange rates. Income and expense items are translated at the average monthly exchange rates. The effects of period-end translation are included as a component of Accumulated Other Comprehensive Income in the condensed consolidated statement of shareholders’ equity. The net foreign currency transaction (gain) loss related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency totaled ($54) and $5 for the three months ended June 30, 2009 and 2008, respectively and is recorded in Other (Income) Expense on the condensed consolidated income statements.
Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss is comprised exclusively of foreign currency translation adjustments.
Geographic Information—Revenues of the Company’s subsidiaries operating outside the United States were $9,752 and $11,160 for the three months ended June 30, 2009 and 2008, respectively, and long-lived assets were $34,533 as of June 30, 2009 and $34,632 as of March 31, 2009.
Subsequent Events—The Company has evaluated events or transactions that occurred after June 30, 2009 and through the time the financial statements were issued on August 5, 2009 for potential recognition or disclosure in the interim financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share data and percentages)
(Unaudited)
2. LONG — TERM DEBT
The following is a summary of the Company’s long-term debt as of:

	June 30,	March 31,
	2009	2009

Bank credit facilities	$191,818	$214,701
Term equipment notes	84,802	90,980
Other	8,437	8,509

	285,057	314,190
Less—current portion	(27,976)	(27,026)

	$257,081	$287,164

The Company’s primary bank credit facility (the “Credit Agreement”) currently provides for $335,000 in revolving credit and has a maturity date of October 6, 2011. At June 30, 2009, outstanding borrowings under the Credit Agreement were $164,000 and accrued interest at a weighted average rate of 1.7%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of .625% to 1.50%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). The Company is also required to pay an annual commitment fee ranging from .15% to .275% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At June 30, 2009, the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .25%.
The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at June 30, 2009. In the event the Company is unable to remain in compliance with the Credit Agreement covenants and financial tests contained in the Credit Agreement in the future, the Company’s lenders would have the right to declare it in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event the Company was unable to obtain a waiver from its lenders, renegotiate or refinance these obligations, a material adverse effect on the ability of the Company to conduct its operations in the ordinary course would likely result.
The Company also maintains an unsecured credit facility with a commercial bank currently consisting of a U.S. $5,000 maximum borrowing limit component and a separate Canadian dollar (“C$”) C$27,000 maximum borrowing limit component. At June 30, 2009, outstanding borrowings were $2,000 which accrued interest at a weighted average rate of 1.6%, and C$18,500 ($16,003 U.S. equivalent), which accrued interest at a weighted average rate of 1.8%.
In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. One facility expires in October 2009 while the other facility expires in December 2009. At June 30, 2009, outstanding borrowings under the Auxiliary Bank Facilities totaled $9,815 and accrued interest at a weighted average rate of 2.5%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facilities expiring in October and December 2009, such borrowings are classified as long-term debt in the accompanying condensed consolidated balance sheet at June 30, 2009. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.
At June 30, 2009, outstanding borrowings under term equipment notes totaled $84,802 and carried interest rates between 3.9% and 8.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. The term equipment notes cross-default to the events of default set forth in the Credit Agreement. At June 30, 2009, outstanding borrowings under the Company’s real estate notes totaled

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share data and percentages)
(Unaudited)
$4,138 and carried a 6.0% interest rate. The real estate notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance and are secured by the real estate. At June 30, 2009, other debt obligations totaled $4,298 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with the real estate notes or other debt obligations. The Credit Agreement places certain limitations on the amount of additional term note obligations and other indebtedness the Company may incur in the future.
On July 30, 2009, the Company entered into a fifth amendment to its Credit Agreement (the “Amended Credit Agreement”). The commitment amount under the Amended Credit Agreement remains unchanged at $335,000 and the maturity date remains unchanged at October 6, 2011. The most significant change under the Amended Credit Agreement was an increase in the maximum permitted leverage ratio, as defined, which provides the Company with additional financial flexibility. The amendment also provided for an increase in margin of 1.0% to 1.5% on the interest paid on LIBOR borrowings based upon the applicable leverage ratio, as defined in the Amended Credit Agreement. On the effective date of the amendment, the LIBOR interest rate margin increased by 1.0%.
3. SHARE — BASED COMPENSATION
The Company has a share-based compensation plan which is administered by the compensation committee of the Company’s Board of Directors. For additional information regarding this plan, refer to “Note 8. Share-Based Compensation” of the notes to the consolidated financial statements contained in the 2009 Form 10-K/A.
The Company granted 40,000 stock options during the three months ended June 30, 2009. There were no stock options exercised during the three months ended June 30, 2009. The following table summarizes stock option activity for the three months ended June 30, 2009:

		Weighted-Average
		Exercise
Stock Options	Shares	Price
Outstanding at March 31, 2009	1,799,776	$37.85
Granted	40,000	15.96
Exercised	—	—
Forfeited or expired	(5,352)	19.35

Outstanding at June 30, 2009 (a)	1,834,424	37.42

Exercisable at June 30, 2009 (a)	1,083,778	33.67

(a)
Stock options outstanding as of June 30, 2009 have a weighted average remaining contractual life of 6.1 years. Based on the market value of the Company’s common stock on June 30, 2009, outstanding stock options have an aggregate intrinsic value of $2,064 and exercisable stock options have an aggregate intrinsic value of $1,956.

The Company granted an award of 25,000 restricted stock unit awards during the three months ended June 30, 2009 having a fair value of $331. The following table summarizes restricted stock unit award activity for the three months ended June 30, 2009:

Restricted Stock Unit Awards	Shares
Outstanding at March 31, 2009	29,375
Granted	25,000
Vested and issued	(9,792)
Forfeited or expired	—

Outstanding at June 30, 2009 (a)	44,583

(a)	Restricted stock units outstanding as of June 30, 2009 have a weighted average remaining contractual term of 1.5 years and a total intrinsic value of $777.

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
As of June 30, 2009, $9,045 of total unrecognized compensation cost related to stock options and restricted stock unit awards is expected to be recognized over a weighted average period of 1.8 years. Share-based compensation expenses totaled $1,544 and $1,644 for the three months ended June 30, 2009 and 2008.
4. INCOME TAXES
The Company accounts for uncertain income tax positions in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. As of June 30, 2009 and March 31, 2009, the Company had $15,227 and $14,794 of unrecognized tax benefits included in long-term other liabilities. Of the unrecognized tax benefits at June 30, 2009, $14,565 if recognized, would decrease the Company’s effective income tax rate and increase net income.
As of June 30, 2009, the Company believes it is reasonably possible that the unrecognized tax benefits may increase within 12 months by as much as $547, primarily related to deductions to be claimed on state tax returns for which the ultimate outcome is uncertain.
The Company’s federal income tax returns for the tax years after 2004 remain subject to examination. The various states in which the Company is subject to income tax are generally open for the tax years after 2002.
The Company classifies net interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total net interest expense and penalties related to tax uncertainties recognized for the three months ended June 30, 2009 and June 30, 2008 was $170 and $37, respectively. Accrued interest and penalties of $1,924 and $1,754 related to income tax uncertainties are a component of long-term other liabilities at June 30, 2009 and March 31, 2009, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K/A as of and for the year ended March 31, 2009. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors such as those referenced in the section entitled “Forward-Looking Statements” below.
Overview
Our Organization
Consolidated Graphics is a leading U.S. and Canadian provider of commercial printing services with 70 printing businesses located in 27 U.S. states, one Canadian province and Prague, the Czech Republic. Complementing the printing services we provide, we also offer state-of-the-art fulfillment services and proprietary digital technology solutions and e-commerce capabilities. Generally, each facility substantially relies on locally-based customers; accordingly, we have over 20,000 individual customers with a broad diversification by industry-type and geographic orientation. No individual facility or any individual customer accounts for more than 10% of our total revenues.
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
Nature of Our Services
We are a service business that utilizes sophisticated technology and equipment to produce high-quality, custom-designed printed materials for a large base of customers in a broad cross-section of industries, the majority of which are located in the markets where our printing businesses are based. In addition to providing a full range of prepress, digital and offset printing and finishing services, our printing businesses offer fulfillment and mailing services, as well as software solutions and other print-related, value-added services. The technology solutions, like the printed materials we produce, are customized to the specific needs of our customers. For marketing purposes, we refer to our e-commerce capabilities using the “CGXSolutions” trademark. Collectively, all of these discrete capabilities comprise a “comprehensive range of printing services” for which we typically charge an “all-inclusive” fee. Accordingly, for financial reporting purposes, we report our revenues and results of operations as a single segment.
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
Most of our sales are generated by individual orders through commissioned sales personnel. We recognize revenue from these orders when we deliver the ordered goods and services. To a large extent, continued engagement of our Company by our customers for successive business opportunities depends upon the customers’ satisfaction with the quality of products and services we provide. As such, it is difficult for us to predict with any high degree of certainty the number, size, and profitability of printing services that we expect to provide for more than a few weeks in advance. Our revenues, however, tend to be strongest in the quarter ended December 31 followed by revenue in the quarter ended March 31. Conversely, revenues tend to be seasonally weaker in the quarters ended June 30 and September 30. Due to the current economic recession, which began in late fiscal 2008 and may potentially continue through fiscal 2010, these seasonal trends may not have a significant impact on our sales as revenues are generally depressed. Additionally, a further deterioration in the economy would likely adversely impact our revenues and results of operations.
Our cost of sales mainly consists of raw materials consumed in the printing process, as well as labor and outside services, such as delivery costs. Paper cost is the most significant component of our materials cost; however, fluctuation in paper pricing generally does not materially impact our operating margins because we typically quote, and subsequently purchase, paper for each specific printing project we are awarded. As a result, any changes in paper pricing are effectively passed through to customers by our printing businesses. Additionally, our cost of sales includes salary and benefits paid to operating personnel, maintenance, repair, supplies, rental and insurance costs associated with operating our facilities and equipment and depreciation charges.

Our selling expenses generally include the compensation paid to our sales professionals, along with promotional, travel and entertainment costs. Our general and administrative expenses generally include the salary and benefits paid to support personnel at our printing businesses and our corporate staff, including share-based compensation, as well as office rent, utilities and communications expenses, various professional services, depreciation and amortization of identifiable intangible assets.
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
Results of Operations
The following table sets forth our Company’s unaudited condensed consolidated income statements and certain percentage relationships for the periods indicated:

			As a Percentage
			of Sales
	Three Months		Three Months
	Ended June 30		Ended June 30
	2009	2008	2009	2008
Sales	$225.9	$285.2	100.0%	100.0%
Cost of sales	181.1	214.6	80.2	75.2

Gross profit	44.8	70.6	19.8	24.8
Selling expenses	22.8	28.4	10.1	10.0
General and administrative expenses	21.1	22.2	9.3	7.8
Other (income) expense, net	—	—	—	—

Operating income	0.9	20.0	0.4	7.0
Interest expense, net	2.5	4.3	1.1	1.5

Income (loss) before taxes	(1.6)	15.7	(0.7)	5.5
Income taxes	(1.3)	6.1	(0.6)	2.1

Net Income (loss)	$(0.3)	$9.6	(0.1)%	3.4%

Our sales and expenses for the three months ended June 30, 2009 were not impacted by acquisitions.
Comparative Analysis of Consolidated Income Statements for the Three Months Ended June 30, 2009 and 2008
Sales in the three month period ended June 30, 2009 declined $59.3 million, or 21%, to $225.9 million from $285.2 million for the same period in the prior year. The decline in sales was due to a reduction in demand for printing services as a result of continuing weakness in the overall U.S. economy, a more difficult operating environment and lower election-related print business.

Gross profit during the three months ended June 30, 2009 declined $25.8 million, or 37%, to $44.8 million compared to $70.6 million for the same period in the prior year. The decline in gross profit primarily resulted from the decline in sales, including the effects of a more difficult operating environment. The decline in sales had the effect of increasing fixed costs as a percentage of revenues thereby reducing gross profit margin (gross profit divided by revenues) from 24.8% in the June 2008 quarter to 19.8% this quarter.
Selling expense during the three months ended June 30, 2009 declined $5.6 million, or 20%, to $22.8 million from $28.4 million for the same period in the prior year. The decrease was primarily due to lower sales commissions and other miscellaneous selling expenses resulting from lower sales. As a percentage of sales, selling expenses slightly increased to 10.1% in the current quarter as compared to 10.0% for the same period in the prior year.
General and administrative expenses during the three months ended June 30, 2009 declined $1.1 million, or 5%, to $21.1 million from $22.2 million for the same period in the prior year. This decline was primarily due to a reduction in salary and wages and bad debt recovery for the three months ended June 30, 2009, as compared to bad debt expense for the three months ended June 30, 2008. As a percentage of sales, general and administrative expenses increased to 9.3% in the current quarter compared to 7.8% for the same period in the prior year. This increase was due to the decline in sales, partially offset by the effect of a decline in the general and administrative expenses compared to the prior year.
Interest expense during the three months ended June 30, 2009 declined $1.8 million to $2.5 million compared to the same period last year, due to a lower level of average debt outstanding and lower interest rates on floating rate bank debt.
For the quarter ended June 30, 2009, the Company’s effective tax rate was 80% as compared to an effective tax rate of 39% for the same period in the prior year. The increase primarily related to a lower state income tax rate mostly due to a release of a valuation allowance, due to tax planning, and a larger percentage impact on the effective tax rate caused by permanent differences, due to lower net income compared to the prior year.
Liquidity and Capital Resources
Sources and Uses of Cash
Our historical sources of cash have primarily been cash provided by operations and borrowings under our various bank credit facilities. Our historical uses of cash have been for acquisitions of printing businesses, capital expenditures, payment of principal and interest on outstanding debt obligations, repurchases of our common stock and for working capital requirements. Supplemental information pertaining to our historical sources and uses of cash is presented as below and should be read in conjunction with our condensed consolidated statements of cash flows and notes thereto included in Item 1. Financial Statements:

	Three Months Ended
	June 30
	2009	2008
	(In millions)
Net cash provided by operating activities	$33.9	$36.6
Acquisitions of businesses	—	(6.7)
Capital expenditures, net of proceeds from asset dispositions	(4.0)	(7.1)
Net payments under bank credit facilities	(14.2)	(16.3)
Net payments on term equipment notes and other debt	(16.3)	(5.5)
Proceeds from exercise of stock options	—	2.9
Additionally, our cash position, working capital and debt obligations are shown below and should be read in conjunction with our condensed consolidated balance sheets and notes thereto included in Item 1. Financial Statements:

	June 30,	March 31,
	2009	2009
	(In millions)
Cash and cash equivalents	$9.2	$9.8
Working capital, inclusive of cash and cash equivalents	91.5	109.4
Total debt	285.1	314.2
Net cash provided by operating activities declined $2.7 million over the same three-month period in the prior year, due primarily to a net loss, compared to net income in the prior year, and changes in working capital items (primarily accounts receivable, accounts payable and accrued liabilities). We invested $4.5 million in new equipment and technology during the three months ended June 30, 2009. We believe that our cash flow provided by operations, combined with new borrowings, will be adequate to cover our debt service requirements, planned capital expenditures and working capital requirements for the remaining fiscal year 2010. For the year ended March 31, 2010, we expect to spend approximately $20 million on capital expenditures.

We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon prevailing market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. There can be no assurance that we will be able to acquire additional printing businesses on terms acceptable to us. We also expect to fund future acquisitions through cash flow provided by operations and/or additional borrowings under our primary bank credit facility. We have however, in the past issued our common stock as purchase price consideration in some of our acquisitions and may do so again in the future.
Debt Obligations
Our primary bank credit facility (the “Credit Agreement”) currently provides for $335 million in revolving credit and has a maturity date of October 6, 2011. At June 30, 2009, outstanding borrowings under the Credit Agreement were $164 million and accrued interest at a weighted average rate of 1.7%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either (1) the London Interbank Offered Rate (“LIBOR”) plus a margin of .625% to 1.50%, or (2) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%). We are also required to pay an annual commitment fee ranging from .15% to .275% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At June 30, 2009 the applicable LIBOR interest rate margin was 1.25% and the applicable commitment fee was .25%.
We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at June 30, 2009. In the event that we are unable to remain in compliance with the Credit Agreement’s covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event that we were unable to obtain a waiver from our lenders, or renegotiate or refinance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would result.
We also maintain an unsecured credit facility with a commercial bank (the “A&B Credit Facility”) currently consisting of a U.S. $5 million maximum borrowing limit component and a separate Canadian dollar (“C$”) C$27 million maximum borrowing limit component. At June 30, 2009, outstanding borrowings under the A&B Credit Facility were $2.0 million, which accrued interest at a weighted average rate of 1.6%, and C$18.5 million ($16 million U.S. equivalent), which accrued interest at a weighted average rate of 1.8%. An annual reduction of C$4 million on the Canadian dollar denominated commitment occurs on December 31 during each year of the A&B Credit Facility until the final maturity date of October 6, 2011. There are no significant covenants or restrictions set forth in the A&B Credit Facility; however, a default by us under the Credit Agreement constitutes a default under the A&B Credit Facility.
In addition, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5 million. One facility expires in October 2009 while the other facility expires in December 2009. At June 30, 2009, outstanding borrowings under the Auxiliary Bank Facilities totaled $9.8 million and accrued interest at a weighted average rate of 2.5%. Because we currently have the ability and intent to refinance the borrowings outstanding under the Auxiliary Bank Facilities expiring in October and December 2009, such borrowings are classified as long-term debt in our condensed consolidated balance sheet at June 30, 2009. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.
At June 30, 2009, outstanding borrowings under our term equipment notes totaled $84.8 million and accrued interest at rates between 3.9% and 8.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance, and are secured by certain equipment of the Company. We are not subject to any significant financial covenants in connection with any of the term equipment notes. The term equipment notes cross-default to the events of default set forth in the Credit Agreement. At June 30, 2009, outstanding borrowings under our real estate notes totaled $4.1 million and accrued interest at 6.0%. The real estate notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance and are secured by the real estate. At June 30, 2009, other debt obligations totaled $4.3 million and provided for principal payments plus interest (at fixed and variable rates) for defined periods up to 16 years from the date of issuance. We do not have any significant financial covenants or restrictions associated with the real estate notes or other debt obligations. The Credit Agreement places certain limitations on the amount of additional term note obligations and other indebtedness we may incur in the future.

On July 30, 2009, we entered into a fifth amendment to our Credit Agreement (the “Amended Credit Agreement”). The commitment amount under the Amended Credit Agreement remains unchanged at $335 million and the maturity date remains unchanged at October 6, 2011. The most significant change under the Amended Credit Agreement was an increase in the maximum permitted leverage ratio, as defined, which provides us with additional financial flexibility. The amendment also provided for an increase in margin of 1.0% to 1.5% on the interest paid on LIBOR borrowings based upon the applicable leverage ratio, as defined in the Amended Credit Agreement. On the effective date of the amendment, the LIBOR interest rate margin increased by 1.0%.
As of July 31, 2009, our available credit under existing credit facilities as amended was approximately $173.3 million.
Commitment and Contingencies
Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $89.3 million as of June 30, 2009.
Letters of credit —We had letters of credit outstanding as of June 30, 2009 totaling $6.1 million. All of these letters of credit were issued pursuant to the terms of our Credit Agreement, which expires October 6, 2011.
Insurance programs — We maintain third-party insurance coverage in amounts and against risks we believe are reasonable under our circumstances. We are self-insured for most workers’ compensation claims and for a significant component of our group health insurance programs. For these exposures, we accrue expected loss amounts which are determined using a combination of our historical loss experience and subjective assessment of our future loss exposure, together with advice provided by administrators and consulting actuaries. The estimates of expected loss amounts are subject to uncertainties arising from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions, which could result in an increase or decrease in accrued costs in future periods for claim matters which occurred in a prior period. Although we believe that our accrued loss estimates are reasonable, significant differences related to the items noted above could materially affect our risk exposure, insurance coverage, and future expense.
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
Receivables, net of valuation allowance — Accounts receivable at June 30, 2009 were $150.7 million, net of a $4.6 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by the continuing contraction in the U.S. economy or other factors beyond our control. Changes in our estimates of collectibility could have a material adverse effect on our consolidated financial condition or results of operations.

Impairment of Goodwill — We evaluate the carrying value of our goodwill as of each fiscal year end, or at any time that management becomes aware of an indication of impairment. Under the applicable accounting standards, the goodwill impairment analysis is a two-step test. In the first step, we determine fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”), multiplied by management’s estimate of an appropriate enterprise value-to-EBITDA multiple for each reporting unit, adjusted for a control premium. Management’s total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on or around the applicable balance sheet date, after considering an appropriate control premium. This total Company enterprise value-to-EBITDA multiple is then used as a starting point in determining the appropriate multiple for each reporting unit. If the carrying value of the reporting unit exceeds the estimated fair value of the reporting unit, we must perform a second step to measure the amount of impairment. This second step involves estimating the fair value of identifiable tangible and intangible assets and determining an implied value of goodwill. To the extent the implied value of goodwill is less than the carrying value of goodwill for a particular reporting unit, we are required to record an impairment charge. The process of determining the fair values of assets and liabilities can involve a considerable degree of estimation.
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
Accounting for income taxes — As part of the process of preparing our condensed consolidated financial statements, we are required to estimate income taxes. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Additionally, we account for uncertain tax positions in accordance with Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No.109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Although we believe our estimates are reasonable, the final outcome of uncertain tax positions may be different from that which is reflected in the financial statements.
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
New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which requires the acquired entity to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at the acquisition date. Acquisition related costs are recognized separately from the acquisition. This statement is effective as of the beginning of the first fiscal year that begins after December 15, 2008. Our adoption of SFAS No. 141R effective for fiscal 2010 did not have a material impact on our consolidated financial condition or results of operations.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in which the Company discusses factors it believes may affect its performance or results in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “forecast,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks, including those created by general market conditions, competition and the possibility that events may occur beyond the Company’s control, which may limit its ability to maintain or improve its operating results or financial condition or acquire additional printing businesses. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, which include, continuing weakness in the economy, financial stability of its customers, the sustained growth of its digital printing business, seasonality of election-related business, its ability to adequately manage expenses, including labor costs, the unfavorable outcome of legal proceedings, the lack of or adequacy of insurance coverage for its business operations, the continued availability of raw materials at affordable prices, retention of its key management and operating personnel, satisfactory labor relations, the potential for additional goodwill impairment charges, its ability to identify new acquisition opportunities, negotiate and finance such acquisitions on acceptable terms and successfully absorb and manage such acquisitions in a timely and efficient manner, as well as other risks described under the heading “Risk Factors” of this Quarterly Report on Form 10-Q and the risk factors and cautionary statements described in the other documents the Company files or furnishes from time to time with the Securities and Exchange Commission, including its most recently filed Annual Report on Form 10-K/A and Current Reports on Form 8-K. Should one or more of the foregoing risks or uncertainties materialize, or should the Company’s underlying assumptions, expectations, beliefs or projections prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected.
ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. However, we are exposed to market risk in interest rates related primarily to our debt obligations, which as of June 30, 2009 include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of June 30, 2009, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2009.
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

CONSOLIDATED GRAPHICS, INC.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
As previously reported, on May 4, 2007, Rudamac, Inc. (“Plaintiff”) filed suit in Superior Court for the State of California, Los Angeles County, against the Company, the Company’s subsidiary Thousand Oaks, and an employee of Thousand Oaks who had previously been employed by Plaintiff. In the lawsuit, the Plaintiff alleged that the defendants were liable for the unauthorized use of certain business information of Plaintiff that was obtained by Employee during his employment with Plaintiff.
On January 28, 2009, the jury rendered a verdict against the defendants in the above matter and awarded the Plaintiff $5.7 million in compensatory damages jointly and severally against the defendants. On February 2, 2009, the jury rendered a verdict for punitive damages against Thousand Oaks for $1.5 million and against the Company for $6.65 million. The court subsequently entered a judgment against the defendants based on such verdicts and, on May 28, 2009, the defendants filed an appeal on the judgment.
The Company has not changed its previous estimates that the aggregate liability and expense to the Company with respect to this matter, and related claims with its insurance carriers governing whether the insurance carriers are obligated to cover such claims, could be approximately $17.0 million. The Company recognized a charge of such amount in its quarter ended December 31, 2008.
In addition, from time to time, our Company is involved in other litigation relating to claims arising out of its operations in the normal course of business. We maintain insurance coverage against certain types of potential claims in an amount which we believe to be adequate, but there can be no assurance that such coverage will in fact cover, or be sufficient to cover, all potential claims. Currently, we are not aware of any other legal proceedings or claims pending against the Company that our management believes will have a material adverse effect on our financial condition or results of operations.
ITEM 1A. Risk Factors
There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2009 in response to Item 1A to Part 1 of Form 10-K.
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

CONSOLIDATED GRAPHICS, INC.
Dated: August 5, 2009	By:	/s/ Jon C. Biro
Jon C. Biro
Executive Vice President and Chief Financial and Accounting Officer

Exhibit Index

*3.1	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1998), Exhibit 3.1).
*3.3	Second Amended and Restated By-Laws of the Company adopted as of June 30, 2004 (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 3.3).
*3.4	Amendment to the Second Amended and Restated By-Laws of the Company adopted as of December 21, 2007 (Consolidated Graphics, Inc. Form 8-K (December 26, 2007), Exhibit 1).
*4.1	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*4.2	Rights Agreement dated as of December 15, 1999 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the form of summary of Rights to Purchase Shares (Consolidated Graphics, Inc. Form 8-K (December 15, 1999), Exhibit 4.1).
*4.3	Amendment to Rights Agreement dated as of July 10, 2006 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (July 13, 2006), Exhibits 2 and 3).
*4.4	Second Amendment to Rights Agreement dated as of September 25, 2007 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (September 28, 2007), Exhibits 3 and 4).
31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference