Form 10-Q
period 2009-09-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2009-11-04
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☑
The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at October 31, 2009 was 11,162,667.

CONSOLIDATED GRAPHICS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	March 31,
	2009	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,047	$9,762
Accounts receivable, net	170,364	173,501
Inventories	53,002	52,737
Prepaid expenses	12,912	17,340
Deferred income taxes	18,652	18,909

Total current assets	265,977	272,249
PROPERTY AND EQUIPMENT, net	407,157	430,519
GOODWILL	29,436	29,436
OTHER INTANGIBLE ASSETS, net	23,521	24,691
OTHER ASSETS	7,757	8,313

	$733,848	$765,208

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$22,769	$27,026
Accounts payable	88,635	48,519
Accrued liabilities	90,420	86,718
Income taxes payable	166	553

Total current liabilities	201,990	162,816
LONG-TERM DEBT, net of current portion	209,960	287,164
OTHER LIABILITIES	15,839	14,794
DEFERRED INCOME TAXES, net	50,730	49,970

Total liabilities	478,519	514,744
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 11,162,667 and 11,152,875 issued and outstanding	111	111
Additional paid-in capital	165,884	163,131
Retained earnings	89,574	87,806
Accumulated other comprehensive loss	(240)	(584)

Total shareholders’ equity	255,329	250,464

	$733,848	$765,208

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
SALES	$251,626	$296,951	$477,487	$582,145
COST OF SALES	196,183	224,365	377,215	438,919

Gross profit	55,443	72,586	100,272	143,226
SELLING EXPENSES	23,584	26,779	46,375	55,183
GENERAL AND ADMINISTRATIVE EXPENSES	22,426	24,717	43,639	46,994
LITIGATION AND OTHER CHARGES	2,633	—	2,633	—
OTHER (INCOME) EXPENSE, net	218	(257)	164	(252)

Operating income	6,582	21,347	7,461	41,301
INTEREST EXPENSE, net	2,347	3,852	4,831	8,063

Income before taxes	4,235	17,495	2,630	33,238
INCOME TAXES	2,153	7,192	862	13,319

Net income	$2,082	$10,303	$1,768	$19,919

BASIC EARNINGS PER SHARE	$.19	$.92	$.16	$1.79
DILUTED EARNINGS PER SHARE	$.18	$.90	$.16	$1.74

SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	11,163	11,147	11,161	11,129
Diluted	11,377	11,430	11,355	11,445
See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

BALANCE, March 31, 2009	11,153	$111	$163,131	$87,806	$(584)	$250,464
Net income	—	—	—	1,768	—	1,768
Other comprehensive income — currency translation adjustment, net of tax	—	—	—	—	344	344

Comprehensive income						2,112
Exercise of stock options, including tax benefit	10	—	—	—	—	—
Share-based compensation expense	—	—	2,753	—	—	2,753

BALANCE, September 30, 2009	11,163	$111	$165,884	$89,574	$(240)	$255,329

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2009	2008

OPERATING ACTIVITIES
Net income	$1,768	$19,919
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	33,903	30,330
Amortization	1,935	2,147
Bad debt expense (recovery)	(417)	1,554
Foreign currency (gain) / loss	(287)	9
Litigation and other charges	2,633	—
Deferred income taxes	1,490	2,004
Share-based compensation expense	2,753	3,395
Changes in assets and liabilities
Accounts receivable	4,250	(3,857)
Inventories	93	(7,726)
Prepaid expenses	4,452	(7,005)
Other assets	561	(369)
Accounts payable and accrued liabilities	42,602	2,085
Other liabilities	1,045	1,823
Income taxes payable	(377)	(30)

Net cash provided by operating activities	96,404	44,279

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(750)	(6,718)
Purchases of property and equipment	(11,380)	(27,290)
Proceeds from asset dispositions	630	1,188

Net cash used in investing activities	(11,500)	(32,820)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	55,480	86,146
Payments on bank credit facilities	(119,009)	(90,991)
Proceeds from issuance of term equipment notes	—	1,926
Payments on term equipment notes and other debt	(20,308)	(11,181)
Proceeds from exercise of stock options, including excess tax benefit	—	3,019

Net cash used in financing activities	(83,837)	(11,081)

Effect of exchange rate changes on cash and cash equivalents	218	39

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,285	417
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,762	15,131

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,047	$15,548

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively with its consolidated subsidiaries referred to as the “Company”). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with United States generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included. Operating results for the six months ended September 30, 2009 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2009 has been derived from the Company’s most recent annual audited consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2009 filed with the SEC on May 29, 2009 (“2009 Form 10-K/A”).
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
Reclassification — Certain reclassifications of prior year data have been made to conform to current period reporting.
Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Pursuant to the Company’s cash management system, the Company deposits cash into its bank accounts as checks written by the Company are presented to the bank for payment. Checks issued by the Company but not presented to the banks for payment are included in accounts payable and totaled $49,986 as of September 30, 2009 and $5,684 as of March 31, 2009.
Revenue Recognition and Accounts Receivable — The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Because printed products manufactured for the Company’s customers are customized based upon the customers specifications, product returns are not significant. The Company derives the majority of its revenues from sales and services to a broad diverse group of customers with no individual customer accounting for more than 4% of the Company’s revenues for the six months ended September 30, 2009. The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Accounts receivable in the accompanying condensed consolidated balance sheets are reflected net of allowance for doubtful accounts of $4,000 and $6,556 at September 30, 2009 and March 31, 2009, respectively.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
Earnings Per Share — Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares, dilutive stock options and restricted stock unit awards outstanding using the treasury stock method. Earnings per share are set forth below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income	$2,082	$10,303	$1,768	$19,919
Denominator:
Weighted average number of common shares outstanding	11,163	11,147	11,161	11,129
Dilutive options and awards	214	283	194	316

Diluted weighted average number of common shares outstanding	11,377	11,430	11,355	11,445

Net earnings per share
Basic	$.19	$.92	$.16	$1.79
Diluted	$.18	$.90	$.16	$1.74
Diluted net earnings per share takes into consideration the dilution of certain unvested restricted stock unit awards and unexercised stock options. For the three and six months ended September 30, 2009, options to purchase 1,160 shares of common stock were outstanding but not included in the computation of diluted net earnings per share, because the option exercise price exceeded the average quarterly fair value of the Company’s common stock such that their inclusion would have an anti-dilutive effect. For the three and six months ended September 30, 2008, options to purchase 1,339 shares of common stock were outstanding but not included in the computation of diluted net earnings per share, because the option exercise price exceeded the average quarterly fair value of the Company’s common stock such that their inclusion would have an anti-dilutive effect.
Inventories — Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. Raw materials consist of paper, ink, proofing materials, plates, boxes and other general supplies. Inventory values include the purchased raw materials, labor and overhead costs. The carrying values of inventories are set forth below:

	September 30,	March 31,
	2009	2009

Raw materials	$19,507	$22,587
Work in progress	28,409	24,896
Finished goods	5,086	5,254

	$53,002	$52,737

Goodwill and Long-Lived Assets — Goodwill totaled $29,436 at September 30, 2009 and represents the excess of the Company’s purchase cost over the fair value of the net identifiable assets acquired, net of previously recorded amortization and impairment charges. The Company assesses the impairment of goodwill by estimating the fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”) multiplied by management’s estimate of an appropriate enterprise value-to-EBITDA multiple for each reporting unit, adjusted for a control premium. Management’s total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on or around the applicable balance sheet date, after considering an appropriate control premium. This total Company enterprise value-to-EBITDA multiple is then used as a starting point in determining the appropriate multiple for each reporting unit. Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
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
The Company compares the carrying value of long-lived assets, including property, plant and equipment, and intangible assets other than goodwill or intangible assets with indefinite lives, to its fair value determined by using projections of future undiscounted cash flows attributable to such assets and other factors such as business trends and general economic conditions. In the event that the carrying value of any long-lived asset exceeds the projection of future undiscounted cash flows attributable to such asset, the Company records an impairment charge against income equal to the excess, if any, of the carrying value over the asset’s fair value. The Company evaluates long-lived assets whenever events or changes in conditions indicate that the carrying value may not be recoverable.
The net book value of other intangible assets at September 30, 2009 was $23,521. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions and are generally amortized on a straight-line basis over periods of up to 25 years. Such assets are evaluated for recoverability with other long-lived assets as discussed above. Amortization expense totaled $1,072 and $1,191 for the three months ended September 30, 2009 and 2008, respectively. Amortization expense totaled $1,935 and $2,147 for the six months ended September 30, 2009 and 2008, respectively.
Supplemental Cash Flow Information — The condensed consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. Total capital expenditures, which were all cash transactions, were $11,380 and $27,290 for the six months ended September 30, 2009 and 2008, respectively. Cash paid to satisfy certain liabilities in connection with certain prior period acquisitions were $750 and $6,718 for the six months ended September 30, 2009 and 2008, respectively. For the six months ended September 30, 2009 and 2008, the Company paid cash for interest totaling $5,016 and $8,905, respectively. For the six months ended September 30, 2009 and 2008, the Company paid cash for income taxes, net of refunds, totaling $5,591 and $13,755, respectively.
Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the recorded values of its variable rate debt obligations, which totaled $157,648 at September 30, 2009 and $218,801 at March 31, 2009, approximated their fair values. The Company believes that the recorded values of its fixed rate debt obligations which totaled $75,081 at September 30, 2009 and $95,389 at March 31, 2009, approximated their fair values. Estimates of fair value are based on estimated interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.
Foreign Currency — Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at the period-end exchange rates. Income and expense items are translated at the average monthly exchange rates. The effects of period-end translation are included as a component of Accumulated Other Comprehensive Income in the condensed consolidated statement of shareholders’ equity. The net foreign currency transaction (gain) loss related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency totaled $218 and ($257) for the three months ended September 30, 2009 and 2008, respectively, and $164 and ($252) for the six months ended September 30, 2009 and 2008, respectively, and is recorded in Other (Income) Expense on the condensed consolidated income statements.
Accumulated Other Comprehensive Loss — Accumulated other comprehensive loss is comprised of foreign currency translation adjustments.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
Geographic Information — Revenues of the Company’s subsidiaries operating outside the United States were $12,047 and $12,061 for the three months ended September 30, 2009 and 2008, respectively and $21,798 and $23,222 for the six months ended September 30, 2009 and 2008, respectively. Long-lived assets of the Company’s subsidiaries operating outside the United States were $34,771 as of September 30, 2009 and $34,632 as of March 31, 2009.
Subsequent Events — The Company has evaluated events or transactions that occurred after September 30, 2009 and through the time the financial statements were issued on November 4, 2009 for potential recognition or disclosure in the interim financial statements.
2. LONG — TERM DEBT
The following is a summary of the Company’s long-term debt as of:

	September 30,	March 31,
	2009	2009

Bank credit facilities	$153,548	$214,701
Term equipment notes	74,901	90,980
Other	4,280	8,509

	232,729	314,190
Less—current portion	(22,769)	(27,026)

	$209,960	$287,164

The Company’s primary bank credit facility (the “Credit Agreement”) currently provides for $335,000 in revolving credit and has a maturity date of October 6, 2011. On July 30, 2009 the Company entered into a Fifth Amendment to the Credit Agreement. The most significant change under the amendment was an increase in the maximum permitted leverage ratio, which provides the Company with additional financial flexibility. The Fifth Amendment also provided for an increase in margin of 1% to 1.5% on the interest paid on the London Interbank Offered Rate (“LIBOR”) borrowings based upon the applicable leverage ratio. At September 30, 2009, outstanding borrowings under the Credit Agreement were $127,000 and accrued interest at a weighted average rate of 2.5%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either LIBOR plus a margin of 1.625% to 3%, or an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .5%) plus a margin of ..125% to 1.5%. The Company is also required to pay an annual commitment fee ranging from .25% to ..50% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At September 30, 2009, the applicable LIBOR interest rate margin was 2.25% and the applicable commitment fee was .375%.
The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at September 30, 2009. In the event the Company is unable to remain in compliance with the Credit Agreement covenants and financial tests contained in the Credit Agreement in the future, the Company’s lenders would have the right to declare it in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event the Company was unable to obtain a waiver from its lenders, renegotiate or refinance these obligations, a material adverse effect on the ability of the Company to conduct its operations in the ordinary course would likely result.
The Company also maintains an unsecured credit facility with a commercial bank currently consisting of a U.S. $5,000 maximum borrowing limit component and a separate Canadian dollar (“C$”) C$27,000 maximum borrowing limit component. At September 30, 2009, outstanding borrowings were $2,000 which accrued interest at a weighted average rate of 2.8%, and C$16,000 ($14,731 U.S. equivalent), which accrued interest at a weighted average rate of 3%.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. One facility expires in October 2011 while the other facility expires in December 2009. At September 30, 2009, outstanding borrowings under the Auxiliary Bank Facilities totaled $9,817 and accrued interest at a weighted average rate of 3%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in December 2009, such borrowings are classified as long-term debt in the accompanying condensed consolidated balance sheet at September 30, 2009. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.
At September 30, 2009, outstanding borrowings under term equipment notes totaled $74,901 and carried interest rates between 3.9% and 7.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. The term equipment notes cross-default to the events of default set forth in the Credit Agreement.
At September 30, 2009, other debt obligations totaled $4,280 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with the other debt obligations. The Credit Agreement places certain limitations on the amount of additional term note obligations and other indebtedness the Company may incur in the future.
3. SHARE — BASED COMPENSATION
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
The Company granted 65 stock options during the six months ended September 30, 2009. There were no stock options exercised during the six months ended September 30, 2009. The following table summarizes stock option activity for the six months ended September 30, 2009:

		Weighted-
		Average Exercise
Stock Options	Shares	Price
Outstanding at March 31, 2009	1,800	$37.85
Granted	65	17.38
Exercised	—	—
Forfeited or expired	(10)	27.08

Outstanding at September 30, 2009 (a)	1,855	$37.19

Exercisable at September 30, 2009 (a)	1,099	$33.85

(a)
Stock options outstanding as of September 30, 2009 have a weighted average remaining contractual life of 5.9 years. Based on the market value of the Company’s common stock on September 30, 2009, outstanding stock options have an aggregate intrinsic value of $7,234 and exercisable stock options have an aggregate intrinsic value of $5,262.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
The Company granted an award of 25 restricted stock unit awards during the six months ended September 30, 2009 having a fair value of $331. The following table summarizes restricted stock unit award activity for the six months ended September 30, 2009:

Restricted Stock Unit Awards	Shares
Outstanding at March 31, 2009	30
Granted	25
Vested and issued	(10)
Forfeited or expired	—

Outstanding at September 30, 2009 (a)	45

(a)	Restricted stock units outstanding as of September 30, 2009 have a weighted average remaining contractual term of 1.3 years and a total intrinsic value of $1,112.
The Company accounts for share-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments, including grants of stock options and restricted stock unit awards, based on the fair value of the award at the date of grant. The fair value of stock options is determined using the Black-Scholes model. Restricted stock unit awards are valued at the closing stock price on date of grant. The Company recognizes expense for share-based compensation over the vesting period, which represents the period in which an employee is required to provide service in exchange for the award, or through the date an employee is eligible for retirement, whichever period is shorter.

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
Overview
Our Organization
Consolidated Graphics is a leading U.S. and Canadian provider of commercial printing services with 70 printing businesses located in 27 U.S. states, one Canadian province and Prague, the Czech Republic. Complementing the printing services we provide, we also offer state-of-the-art fulfillment services and proprietary digital technology solutions and e-commerce capabilities. Generally, each facility substantially relies on locally-based customers; accordingly, we have over 20,000 individual customers with a broad diversification by industry-type and geographic orientation. No individual facility accounts for more than 12% of our total revenues. No individual customer accounts for more than 4% of our total revenues.
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
Nature of Our Services
We are a service business that utilizes sophisticated technology and equipment to produce high-quality, custom-designed printed materials for a large base of customers in a broad cross-section of industries, the majority of which are located in the markets where our printing businesses are based. In addition to providing a full range of prepress, digital and offset printing and finishing services, our printing businesses offer fulfillment and mailing services, as well as software solutions and other print-related, value-added services. The technology solutions, like the printed materials we produce, are customized to the specific needs of our customers. For marketing purposes, we refer to our e-commerce capabilities using the “CGXSolutions” trademark. Collectively, all of these discrete capabilities comprise a “comprehensive range of printing services.” Accordingly, for financial reporting purposes, we report our revenues and results of operations as a single segment.
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
Most of our sales are generated by individual orders through commissioned sales personnel. We recognize revenue from these orders when we deliver the ordered goods and services. To a large extent, continued engagement of our Company by our customers for successive business opportunities depends upon the customers’ satisfaction with the quality of products and services we provide. As such, it is difficult for us to predict with any high degree of certainty the number, size, and profitability of printing services that we expect to provide for more than a few weeks in advance. Our revenues, however, tend to be strongest in the quarter ended December followed by revenue in the quarter ended March. Conversely, revenues tend to be seasonally weaker in the quarters ended June and September. Due to the current economic recession, which began in late fiscal 2008 and may potentially continue into fiscal 2010, these seasonal trends may not have a significant impact on our sales as revenues are generally depressed. Additionally, a further deterioration in the economy would likely adversely impact our revenues and results of operations.
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
Results of Operations
The following table sets forth our Company’s unaudited condensed consolidated income statements and certain percentage relationships for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)		(In millions)
Sales	$251.6	$297.0	$477.5	$582.1
Cost of sales	196.2	224.4	377.2	438.9

Gross profit	55.4	72.6	100.3	143.2
Selling expenses	23.6	26.8	46.4	55.2
General and administrative expenses	22.4	24.7	43.6	47.0
Litigation and other charges	2.6	—	2.6	—
Other (income) expense, net	0.2	(0.3)	0.2	(0.3)

Operating income	6.6	21.4	7.5	41.3
Interest expense, net	2.4	3.9	4.8	8.1

Income before taxes	4.2	17.5	2.7	33.2
Income taxes	2.1	7.2	0.9	13.3

Net Income	$2.1	$10.3	$1.8	$19.9

The following table sets forth the components of income expressed as a percentage of sales for the periods indicated:

	As a Percentage		As a Percentage
	of Sales		of Sales
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.0	75.6	79.0	75.4

Gross profit	22.0	24.4	21.0	24.6
Selling expenses	9.4	9.0	9.7	9.5
General and administrative expenses	8.9	8.3	9.1	8.0
Litigation and other charges	1.1	—	0.6	—
Other (income) expense, net	—	(0.1)	—	—

Operating income	2.6	7.2	1.6	7.1
Interest expense, net	0.9	1.3	1.0	1.4

Income before taxes	1.7	5.9	0.6	5.7
Income taxes	0.9	2.4	0.2	2.3

Net Income	0.8%	3.5%	0.4%	3.4%

Our sales and expenses for the six months ended September 30, 2009 were not impacted by acquisitions.
Comparative Analysis of Consolidated Income Statements for the Three Months Ended September 30, 2009 and 2008
Sales during the three month period ended September 30 2009 declined $45.4 million, or 15%, to $251.6 million from $297 million for the same period in the prior year. The decline in sales was primarily due to a year-over-year same store revenue decline caused by the current economic environment and lower election-related print business.
Gross profit during the three months ended September 30, 2009 declined $17.2 million, or 24%, to $55.4 million compared to $72.6 million for the same period in the prior year. The decline in gross profit primarily resulted from the decline in sales. The decline in sales had the effect of increasing fixed costs as a percentage of revenues thereby reducing gross profit margin (gross profit divided by revenues) from 24.4% in the September 2008 quarter to 22.0% this quarter.
Selling expense during the three months ended September 30, 2009 declined $3.2 million, or 12%, to $23.6 million from $26.8 million for the same period in the prior year. The decrease was primarily due to lower sales commissions and other miscellaneous selling expenses resulting from lower sales. As a percentage of sales, selling expenses increased to 9.4% in the current quarter as compared to 9.0% for the same period in the prior year.
General and administrative expenses during the three months ended September 30, 2009 declined $2.3 million, or 9%, to $22.4 million from $24.7 million for the same period in the prior year. This decline was primarily due to a reduction in salary and wages and bad debt expense. As a percentage of sales, general and administrative expenses increased to 8.9% in the current quarter compared to 8.3% for the same period in the prior year.
Litigation and other charges during the three months ended September 30, 2009 related to the previously disclosed lawsuit that resulted in a charge in the December 2008 quarter and the impairment of certain production equipment.
Interest expense during the three months ended September 30, 2009 declined $1.5 million to $2.4 million compared to the same period last year, due to a lower level of average debt outstanding and lower interest rates on floating rate bank debt.
For the quarter ended September 30, 2009, the Company’s effective tax rate was 51% as compared to an effective tax rate of 41% for the same period in the prior year. The increase primarily relates to a higher state income tax rate and a larger percentage impact on the effective tax rate caused by permanent differences, due to lower income before taxes compared to the prior year.
Comparative Analysis of Consolidated Income Statements for the Six Months Ended September 30, 2009 and 2008
Sales in the six month period ended September 30, 2009 declined $104.6 million, or 18%, to $477.5 million from $582.1 million for the same period in the prior year. The decline in sales was due to a reduction in demand for print due to the continuing weakness in the overall U.S. economy and lower election-related print business.

Gross profit during the six months ended September 30, 2009 declined $42.9 million, or 30%, to $100.3 million compared to $143.2 million for the same period in the prior year. The decline in gross profit primarily resulted from the decline in sales. The decline in sales had the effect of increasing fixed costs as a percentage of revenues thereby reducing gross profit margin (gross profit divided by revenues) from 24.6% in the prior period compared to 21.0% in the current period.
Selling expense during the six months ended September 30, 2009 declined $8.8 million, or 16%, to $46.4 million from $55.2 million for the same period in the prior year. The decrease was primarily due to lower sales commissions and other miscellaneous selling expenses resulting from lower sales. As a percentage of sales, selling expenses slightly increased to 9.7% in the current period as compared to 9.5% for the same period in the prior year.
General and administrative expenses during the six months ended September 30, 2009 declined $3.4 million, or 7%, to $43.6 million from $47 million for the same period in the prior year. This decline was primarily due to a reduction in salary and wages and bad debt expense. As a percentage of sales, general and administrative expenses increased to 9.1% in the current period compared to 8.0% for the same period in the prior year. This increase was due to the decline in sales, which had the affect of increasing fixed costs as a percentage of revenues.
Litigation and other charges during the six months ended September 30, 2009 related to the previously disclosed lawsuit that resulted in a charge in the December 2008 quarter and the impairment of certain production equipment.
Interest expense during the six months ended September 30, 2009 declined $3.3 million to $4.8 million compared to the same period last year, due to a lower level of average debt outstanding and lower interest rates on floating rate bank debt.
For the six months ended September 30, 2009, the Company’s effective tax rate was 33% as compared to an effective tax rate of 40% for the same period in the prior year. The difference primarily relates to a lower state income tax rate mostly due to the release of a valuation allowance, due to tax planning, and a larger percentage impact on the effective rate caused by permanent differences, due to lower income before taxes compared to the prior year.
Liquidity and Capital Resources
Sources and Uses of Cash
Our historical sources of cash have primarily been cash provided by operations and borrowings under our various bank credit facilities. Our historical uses of cash have been for acquisitions of printing businesses, capital expenditures, payment of principal and interest on outstanding debt obligations, repurchases of our common stock and for working capital requirements. Components of our statement of cash flows are as follows:

	Six Months Ended
	September 30,
	2009	2008
	(In millions)
Net cash provided by operating activities	$96.4	$44.3
Acquisitions of businesses	(0.8)	(6.7)
Capital expenditures, net of proceeds from asset dispositions	(10.8)	(26.1)
Net payments under bank credit facilities	(63.5)	(4.8)
Net payments on term equipment notes and other debt	(20.3)	(9.3)
Proceeds from exercise of stock options	—	3.0
Our cash position, working capital and debt obligations are shown below:

	September 30,	March 31,
	2009	2009
	(In millions)
Cash and cash equivalents	$11.0	$9.8
Working capital	64.0	109.4
Total debt	232.7	314.2
Net cash provided by operating activities increased $52.1 million over the same six-month period in the prior year, due primarily to a reduction in working capital items offset by lower net income. We invested $11.4 million in new equipment and technology during the six months ended September 30, 2009. We believe that our cash flow provided by operations, combined with new borrowings, will be adequate to cover our debt service requirements, planned capital expenditures and working capital requirements for the remaining fiscal year 2010. For the year ended March 31, 2010, we expect to spend approximately $20 million on capital expenditures.

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
Debt Obligations
Our primary bank credit facility (the “Credit Agreement”) currently provides for $335 million in revolving credit and has a maturity date of October 6, 2011. On July 30, 2009, we entered into a Fifth Amendment to our Credit Agreement. The most significant change under the amendment was an increase in the maximum permitted leverage ratio, which provides us with additional financial flexibility. The amendment also provided for an increase in margin of 1% to 1.5% on the interest paid on the London Interstate Bank Offered Rate (“LIBOR”) borrowings based upon the applicable leverage ratio. At September 30, 2009, outstanding borrowings under the Credit Agreement were $127 million and accrued interest at a weighted average rate of 2.5%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either LIBOR plus a margin of 1.625% to 3%, or an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of .125% to 1.5%. We are also required to pay an annual commitment fee ranging from .25% to .5% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At September 30, 2009 the applicable LIBOR interest rate margin was 2.25% and the applicable commitment fee was .375%.
We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at September 30, 2009. In the event that we are unable to remain in compliance with the Credit Agreement’s covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event that we were unable to obtain a waiver from our lenders, or renegotiate or refinance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would result.
We also maintain an unsecured credit facility with a commercial bank currently consisting of a U.S. $5 million maximum borrowing limit component and a separate Canadian dollar (“C$”) C$27 million maximum borrowing limit component. At September 30, 2009, outstanding borrowings were $2.0 million, which accrued interest at a weighted average rate of 2.8%, and C$16 million ($14.7 million U.S. equivalent), which accrued interest at a weighted average rate of 3%.
In addition, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5 million. One facility expires in October 2011 while the other facility expires in December 2009. At September 30, 2009, outstanding borrowings under the Auxiliary Bank Facilities totaled $9.8 million and accrued interest at a weighted average rate of 3%. Because we currently have the ability and intent to refinance the borrowings outstanding under the Auxiliary Bank Facility expiring in December 2009, such borrowings are classified as long-term debt in our condensed consolidated balance sheet at September 30, 2009. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.
At September 30, 2009, outstanding borrowings under our term equipment notes totaled $74.9 million and accrued interest at rates between 3.9% and 7.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance, and are secured by certain equipment of the Company. We are not subject to any significant financial covenants in connection with any of the term equipment notes. The term equipment notes cross-default to the events of default set forth in the Credit Agreement.
At September 30, 2009, other debt obligations totaled $4.3 million and provided for principal payments plus interest (at fixed and variable rates) for defined periods up to 16 years from the date of issuance. We do not have any significant financial covenants or restrictions associated with the other debt obligations. The Credit Agreement places certain limitations on the amount of additional term note obligations and other indebtedness we may incur in the future.

As of September 30, 2009, our available credit under existing credit facilities as amended was approximately $215.2 million.
Commitment and Contingencies
Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $90.2 million as of September 30, 2009.
Letters of credit — We had letters of credit outstanding as of September 30, 2009 totaling $6.1 million. All of these letters of credit were issued pursuant to the terms of our Credit Agreement, which expires October 6, 2011.
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
Receivables, net of valuation allowance — Accounts receivable at September 30, 2009 were $170.4 million, net of a $4 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by the continuing contraction in the U.S. economy or other factors beyond our control. Changes in our estimates of collectability could have a material adverse effect on our consolidated financial condition or results of operations.
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
Accounting for income taxes — As part of the process of preparing our condensed consolidated financial statements, we are required to estimate income taxes. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Additionally, to account for uncertain tax positions we use a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Although we believe our estimates are reasonable, the final outcome of uncertain tax positions may be different from that which is reflected in the financial statements.
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
New Accounting Pronouncements
We followed the transition guidance related to the FASB issued SFAS No. 141 (revised 2007), Business Combinations, as outlined in Accounting Standards Codification (“ASC”) 805-10-65, which requires the acquired entity to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at the acquisition date. Acquisition related costs are recognized separately from the acquisition. The transition effective for fiscal 2010 did not have a material impact on our consolidated financial condition or results of operations.
In October 2009, the FASB issued ASU 2009-13, which amends the criteria in ASC 605, Revenue Recognition, for revenue recognition in multiple deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This update is effective for fiscal years beginning on or after June 15, 2010, and may be applied on either prospective or retrospective basis, with early adoption permitted. The Company has elected to early adopt ASU 2009-13 effective for fiscal year 2010. The early adoption had no effect on our consolidated financial condition or results of operations.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in which the Company discusses factors it believes may affect its performance or results in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “forecast,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks, including those created by general market conditions, competition and the possibility that events may occur beyond the Company’s control, which may limit its ability to maintain or improve its operating results or financial condition or acquire additional printing businesses. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, which include, continuing weakness in the economy, financial stability of its customers, the sustained growth of its digital printing business, seasonality of election-related business, its ability to adequately manage business expenses, including labor costs, the unfavorable outcome of legal proceedings, the lack of or adequacy of insurance coverage for its operations, the continued availability of raw materials at affordable prices, retention of its key management and operating personnel, satisfactory labor relations, the potential for additional goodwill impairment charges, its ability to identify new acquisition opportunities, negotiate and finance such acquisitions on acceptable terms and successfully absorb and manage such acquisitions in a timely and efficient manner, as well as other risks and cautionary statements described in the other documents the Company files or furnishes from time to time with the Securities and Exchange Commission, including its most recently filed Annual Report on Form 10-K/A and Current Reports on Form 8-K. Should one or more of the foregoing risks or uncertainties materialize, or should the Company’s underlying assumptions, expectations, beliefs or projections prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk
Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. However, we are exposed to market risk in interest rates related primarily to our debt obligations, which as of September 30, 2009 include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of September 30, 2009, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2009.

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
During the quarter ended September 30, 2009, there were no material changes in the status of previously reported litigation matters. From time to time, our Company is involved in other litigation relating to claims arising out of its operations in the normal course of business. We maintain insurance coverage against certain types of potential claims in an amount which we believe to be adequate, but there is no assurance that such coverage will in fact cover, or be sufficient to cover, all potential claims. Currently, we are not aware of any other legal proceedings or claims pending against the Company that our management believes will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	Risk Factors
There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3.	Defaults upon Senior Securities
None.

ITEM 4.	Submission of Matters to a Vote of Security Holders
On August 6, 2009, the Company held its Annual Meeting of Shareholders. The matters voted upon, and the shareholder voting results, were previously reported by the Company in the Form 8-K filed with the Securities and Exchange Commission on August 13, 2009.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits

31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.
Dated: November 4, 2009	By:	/s/ Jon C. Biro
Jon C. Biro
Executive Vice President and Chief Financial and Accounting Officer

Exhibit Index

31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.