Form 10-Q
period 2009-12-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2010-02-03
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Registrant’s telephone number, including area code: (713) 787-0977
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at January 15, 2010 was 11,167,667.

CONSOLIDATED GRAPHICS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	March 31,
	2009	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,070	$9,762
Accounts receivable, net	193,269	173,501
Inventories	49,782	52,737
Prepaid expenses	11,399	17,340
Deferred income taxes	17,861	18,909

Total current assets	280,381	272,249
PROPERTY AND EQUIPMENT, net	395,551	430,519
GOODWILL	29,436	29,436
OTHER INTANGIBLE ASSETS, net	22,636	24,691
OTHER ASSETS	7,552	8,313

	$735,556	$765,208

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$22,505	$27,026
Accounts payable	94,602	48,519
Accrued liabilities	90,229	86,718
Income taxes payable	385	553

Total current liabilities	207,721	162,816
LONG-TERM DEBT, net of current portion	198,564	287,164
OTHER LIABILITIES	14,254	14,794
DEFERRED INCOME TAXES, net	50,273	49,970

Total liabilities	470,812	514,744
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 11,167,667 and 11,152,875 issued and outstanding	111	111
Additional paid-in capital	163,813	163,131
Retained earnings	101,013	87,806
Accumulated other comprehensive loss	(193)	(584)

Total shareholders’ equity	264,744	250,464

	$735,556	$765,208

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
SALES	$276,374	$315,815	$753,861	$897,960
COST OF SALES	209,770	241,055	586,985	679,974

Gross profit	66,604	74,760	166,876	217,986
SELLING EXPENSES	22,678	26,153	69,053	81,336
GENERAL AND ADMINISTRATIVE EXPENSES	22,117	24,981	65,756	71,975
GOODWILL IMPAIRMENT CHARGE	—	62,524	—	62,524
LITIGATION AND OTHER CHARGES	3,138	17,000	5,771	17,000
OTHER (INCOME) EXPENSE, net	48	(386)	212	(638)

Operating income (loss)	18,623	(55,512)	26,084	(14,211)
INTEREST EXPENSE, net	2,616	4,108	7,447	12,171

Income (loss) before taxes	16,007	(59,620)	18,637	(26,382)
INCOME TAX EXPENSE (BENEFIT)	4,568	(16,054)	5,430	(2,735)

Net income (loss)	$11,439	$(43,566)	$13,207	$(23,647)

BASIC EARNINGS (LOSS) PER SHARE	$1.02	$(3.91)	$1.18	$(2.12)
DILUTED EARNINGS (LOSS) PER SHARE	$1.00	$(3.91)	$1.16	$(2.12)

SHARES USED TO COMPUTE EARNINGS (LOSS) PER SHARE
Basic	11,164	11,147	11,162	11,135
Diluted	11,458	11,147	11,390	11,135
See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

BALANCE, March 31, 2009	11,153	$111	$163,131	$87,806	$(584)	$250,464
Net income	—	—	—	13,207	—	13,207
Other comprehensive income - currency translation adjustment, net of tax	—	—	—	—	391	391

Comprehensive income						13,598
Exercise of stock options, including tax benefit	15	—	111	—	—	111
Share-based compensation expense	—	—	3,949	—	—	3,949
Purchase of remaining interest in a consolidated subsidiary, net of tax	—	—	(3,378)	—	—	(3,378)

BALANCE, December 31, 2009	11,168	$111	$163,813	$101,013	$(193)	$264,744

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2009	2008

OPERATING ACTIVITIES
Net income (loss)	$13,207	$(23,647)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation	51,806	46,380
Amortization	2,832	3,176
Bad debt expense	488	3,040
Foreign currency (gain) loss	(360)	518
Goodwill impairment charge	—	62,524
Litigation and other charges	5,771	17,000
Deferred income taxes	3,997	(17,724)
Share-based compensation expense	3,949	5,120
Changes in assets and liabilities
Accounts receivable	(19,225)	(2,651)
Inventories	3,733	1,882
Prepaid expenses	5,968	(3,111)
Other assets	766	(446)
Accounts payable and accrued liabilities	48,006	(3,977)
Other liabilities	(540)	1,131
Income taxes payable	(144)	(52)

Net cash provided by operating activities	120,254	89,163

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(2,289)	(6,684)
Purchases of property and equipment	(21,686)	(48,725)
Proceeds from asset dispositions	3,106	1,284

Net cash used in investing activities	(20,869)	(54,125)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	94,462	184,266
Payments on bank credit facilities	(164,511)	(202,197)
Proceeds from issuance of term equipment notes	—	1,926
Payments on term equipment notes and other debt	(25,952)	(17,696)
Purchase of remaining interest in a consolidated subsidiary	(5,500)	—
Proceeds from exercise of stock options, including excess tax benefit	111	3,019

Net cash used in financing activities	(101,390)	(30,682)

Effect of exchange rate changes on cash and cash equivalents	313	34

NET INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS	(1,692)	4,390
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,762	15,131

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,070	$19,521

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively with its consolidated subsidiaries referred to as the “Company”). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with United States generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included. Operating results for the nine months ended December 31, 2009 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2009 has been derived from the Company’s most recent annual audited consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2009 filed with the SEC on May 29, 2009 (“2009 Form 10-K/A”).
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
Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Pursuant to the Company’s cash management system, the Company deposits cash into its bank accounts as checks written by the Company are presented to the bank for payment. Checks issued by the Company but not presented to the banks for payment are included in accounts payable and totaled $54,672 as of December 31, 2009 and $5,684 as of March 31, 2009.
Revenue Recognition and Accounts Receivable— The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Because printed products manufactured for the Company’s customers are customized based upon the customers specifications, product returns are not significant. The Company derives the majority of its revenues from sales and services to a broad diverse group of customers with no individual customer accounting for more than 6% of the Company’s revenues for the nine months ended December 31, 2009. The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Accounts receivable in the accompanying condensed consolidated balance sheets are reflected net of allowance for doubtful accounts of $4,165 and $6,556 at December 31, 2009 and March 31, 2009, respectively.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
Earnings Per Share—Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares, dilutive stock options and restricted stock unit awards outstanding using the treasury stock method. Earnings per share are set forth below:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2009	2008	2009	2008

Numerator:
Net income (loss)	$11,439	$(43,566)	$13,207	$(23,647)
Denominator:
Weighted average number of common shares outstanding	11,164	11,147	11,162	11,135
Dilutive options and awards	294	—	228	—

Diluted weighted average number of common shares outstanding	11,458	11,147	11,390	11,135

Net earnings (loss) per share
Basic	$1.02	$(3.91)	$1.18	$(2.12)
Diluted	$1.00	$(3.91)	$1.16	$(2.12)
Diluted earnings (loss) per share takes into consideration the dilution of certain unvested restricted stock unit awards and unexercised stock options. For the three and nine months ended December 31, 2009, options to purchase 1,108 shares of common stock were outstanding but not included in the computation of diluted earnings per share, because the option exercise price exceeded the average quarterly fair value of the Company’s common stock such that their inclusion would have an anti-dilutive effect. For the three and nine months ended December 31, 2008, options to purchase 2,113 shares of common stock were outstanding but not included in the computation of diluted earnings (loss) per share, because of the net loss during the three and nine months ended December 31, 2008. Their inclusion would have had an anti-dilutive effect. Of the 2,113 options to purchase shares, 1,728 shares had an option exercise price that exceeded the average quarterly fair value of the Company’s common stock.
Inventories—Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. Raw materials consist of paper, ink, proofing materials, plates, boxes and other general supplies. Inventory values include the cost of purchased raw materials, labor and overhead costs. The carrying values of inventories are set forth below:

	December 31,	March 31,
	2009	2009

Raw materials	$19,654	$22,587
Work in progress	24,554	24,896
Finished goods	5,574	5,254

	$49,782	$52,737

Goodwill and Long-Lived Assets — Goodwill totaled $29,436 at December 31, 2009 and represents the excess of the Company’s purchase cost over the fair value of the net identifiable assets acquired, net of previously recorded amortization and impairment charges. The Company assesses the impairment of goodwill by estimating the fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”) multiplied by management’s estimate of an appropriate enterprise value-to-EBITDA multiple for each reporting unit, adjusted for a control premium. Management’s total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on or around the applicable balance sheet date, after considering an appropriate control premium. This total Company enterprise value-to-EBITDA multiple is then used as a starting point in determining the appropriate multiple for each reporting unit. Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
To the extent the net book value of the Company as a whole is greater than the Company’s market capitalization, all or a significant portion of its goodwill may be considered impaired. Under the applicable accounting standards, the goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment. The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangible assets as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill in the “proforma” business combination accounting described above exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. A recognized impairment loss cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. Accordingly, during the quarter ended December 31, 2008, the Company recognized a non-cash impairment of its goodwill in the accompanying condensed consolidated financial statements in the amount of $62,524, representing 56% of the Company’s consolidated goodwill, as of December 31, 2008.
The Company compares the carrying value of long-lived assets, including property, plant and equipment, and intangible assets other than goodwill or intangible assets with indefinite lives, to their fair value determined by using projections of future undiscounted cash flows attributable to such assets and other factors such as business trends and general economic conditions. In the event that the carrying value of any long-lived asset exceeds the projection of future undiscounted cash flows attributable to such asset, the Company records an impairment charge against income equal to the excess, if any, of the carrying value over the asset’s fair value. The Company evaluates long-lived assets whenever events or changes in conditions indicate that the carrying value may not be recoverable.
The net book value of other intangible assets at December 31, 2009 was $22,636. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions and are generally amortized on a straight-line basis over periods of between 5 and 25 years. Such assets are evaluated for recoverability with other long-lived assets as discussed above. Amortization expense totaled $898 and $1,029 for the three months ended December 31, 2009 and 2008, respectively. Amortization expense totaled $2,832 and $3,176 for the nine months ended December 31, 2009 and 2008, respectively.
Litigation Charge— In January and February 2009, a jury rendered verdicts for compensatory and punitive damages against the Company due to a lawsuit involving an isolated dispute between the Company and the former employer of an existing sales employee. As a result of these verdicts, a pre-tax litigation charge of $17,000 has been accrued in the December 31, 2008 condensed consolidated financial statements. The Company accrued additional charges in the nine months ended December 31, 2009 to reflect the actual damages, fees and costs included in the order entered by the judge. The Company intends to continue its defense of this matter and intends to appeal the judgment.
Supplemental Cash Flow Information—The condensed consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. Total capital expenditures, which were all cash transactions, were $21,686 for the nine months ended December 31, 2009. Total capital expenditures were $56,002 during the nine months ended December 31, 2008. Of this amount, $48,725 were cash transactions and $7,277 were non-cash transactions, that were financed with term notes (See Notes 2. Long-Term Debt). For the nine months ended December 31, 2009, the Company paid cash totaling $1,539 to acquire certain assets of a printing business and $750 to satisfy liabilities in connection with a prior period acquisition. In addition, the Company paid cash totaling $5,500 to acquire the remaining interest in a consolidated subsidiary. The Company recorded a deferred tax benefit of $2,122 related to the acquisition of the remaining interest in the consolidated subsidiary. For the nine months ended December 31, 2008, the Company paid cash totaling $6,684 to satisfy certain liabilities in connection with certain prior period acquisitions. For the nine months ended December 31, 2009 and 2008, the Company paid cash for interest totaling $7,580 and $12,273, respectively. For the nine months ended December 31, 2009, the Company received a cash refund for income taxes, net of payments, totaling $5,081. For the nine months ended December 31, 2008, the Company paid cash for income taxes, net of refunds, of $14,185.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the recorded values of its variable rate debt obligations, which totaled $151,132 at December 31, 2009 and $218,801 at March 31, 2009, respectively, approximated their fair values. The Company believes that the recorded values of its fixed rate debt obligations which totaled $69,937 at December 31, 2009 and $95,389 at March 31, 2009, respectively, approximated their fair values. Estimates of fair value are based on estimated interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.
Foreign Currency—Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at the period-end exchange rates. Income and expense items are translated at the average monthly exchange rates. The effects of period-end translation are included as a component of Accumulated Other Comprehensive Income in the condensed consolidated statement of shareholders’ equity. The net foreign currency transaction (gain) loss related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency totaled $48 and ($386) for the three months ended December 31, 2009 and 2008, respectively, and $212 and ($638) for the nine months ended December 31, 2009 and 2008, respectively, and is recorded in Other (Income) Expense on the condensed consolidated income statements.
Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss is comprised of foreign currency translation adjustments.
Geographic Information—Revenues of the Company’s subsidiaries operating outside the United States were $15,344 and $13,081 for the three months ended December 31, 2009 and 2008, respectively and $37,142 and $36,303 for the nine months ended December 31, 2009 and 2008, respectively. Long-lived assets of the Company’s subsidiaries operating outside the United States were $34,785 as of December 31, 2009 and $34,632 as of March 31, 2009.
Subsequent Events—The Company has evaluated events or transactions that occurred after December 31, 2009 and through the time the financial statements were issued on February 3, 2010 for potential recognition or disclosure in the interim financial statements.
2. LONG — TERM DEBT
The following is a summary of the Company’s long-term debt as of:

	December 31,	March 31,
	2009	2009

Bank credit facilities	$147,532	$214,701
Term equipment notes	69,772	90,980
Other	3,765	8,509

	221,069	314,190
Less—current portion	(22,505)	(27,026)

	$198,564	$287,164

The Company’s primary bank credit facility (the “Credit Agreement”) currently provides for $300,000 in revolving credit and has a maturity date of October 6, 2011. At December 31, 2009, outstanding borrowings under the Credit Agreement were $122,200 and accrued interest at a weighted average rate of 2.7%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either LIBOR plus a margin of 1.625% to 3%, or an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .5%) plus a margin of ..125% to 1.5%. The Company is also required to pay an annual commitment fee ranging from .25% to ..50% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At December 31, 2009, the applicable LIBOR interest rate margin was 2.25% and the applicable commitment fee was .375%.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at December 31, 2009. In the event the Company is unable to remain in compliance with the Credit Agreement covenants and financial tests contained in the Credit Agreement in the future, the Company’s lenders would have the right to declare it in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event the Company was unable to obtain a waiver from its lenders, renegotiate or refinance these obligations, a material adverse effect on the ability of the Company to conduct its operations in the ordinary course would likely result.
The Company also maintains an unsecured credit facility with a commercial bank currently consisting of a U.S. $5,000 maximum borrowing limit component and a separate Canadian dollar (“C$”) C$23,000 maximum borrowing limit component. At December 31, 2009, outstanding borrowings were $2,000 which accrued interest at a weighted average rate of 2.7%, and C$14,000 ($13,341 U.S. equivalent), which accrued interest at a weighted average rate of 3%.
In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. One facility expires in October 2011 while the other facility expires in December 2010. At December 31, 2009, outstanding borrowings under the Auxiliary Bank Facilities totaled $9,991 and accrued interest at a weighted average rate of 3%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in December 2010, such borrowings are classified as long-term debt in the accompanying condensed consolidated balance sheet at December 31, 2009. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.
At December 31, 2009, outstanding borrowings under term equipment notes totaled $69,772 and carried interest rates between 3.9% and 7.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. The term equipment notes cross-default to the events of default set forth in the Credit Agreement.
At December 31, 2009, other debt obligations totaled $3,765 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with the other debt obligations. The Credit Agreement places certain limitations on the amount of additional term note obligations and other indebtedness the Company may incur in the future.
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

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and percentages)
(Unaudited)
The Company granted 65 stock options during the nine months ended December 31, 2009. The following table summarizes stock option activity for the nine months ended December 31, 2009:

		Weighted-
		Average
Stock Options	Shares	Exercise Price
Outstanding at March 31, 2009	1,800	$37.85
Granted	65	17.38
Exercised	(5)	17.16
Forfeited or expired	(10)	27.08

Outstanding at December 31, 2009 (a)	1,850	$37.24

Exercisable at December 31, 2009 (a)	1,141	$33.40

(a)
Stock options outstanding as of December 31, 2009 have a weighted average remaining contractual life of 5.7 years. Based on the market value of the Company’s common stock on December 31, 2009, outstanding stock options have an aggregate intrinsic value of $14,672 and exercisable stock options have an aggregate intrinsic value of $10,811.

The Company granted an award of 25 restricted stock unit awards during the nine months ended December 31, 2009 having a fair value of $331. The following table summarizes restricted stock unit award activity for the nine months ended December 31, 2009:

Restricted Stock Unit Awards	Shares
Outstanding at March 31, 2009	30
Granted	25
Vested and issued	(10)
Forfeited or expired	—

Outstanding at December 31, 2009 (a)	45

(a)	Restricted stock units outstanding as of December 31, 2009 have a weighted average remaining contractual term of 1.0 years and a total intrinsic value of $1,561.
The Company accounts for share-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments, including grants of stock options and restricted stock unit awards, based on the fair value of the award at the date of grant. The fair value of stock options is determined using the Black-Scholes model. Restricted stock unit awards are valued at the closing stock price on date of grant. The Company recognizes expense for share-based compensation over the vesting period, which represents the period in which an employee is required to provide service in exchange for the award.

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
Overview
Our Organization
Consolidated Graphics is a leading U.S. and Canadian provider of commercial printing services with 70 printing businesses located in 27 U.S. states, Toronto, Canada and Prague, the Czech Republic. Complementing the printing services we provide, we also offer state-of-the-art fulfillment services and proprietary digital technology solutions and e-commerce capabilities. Generally, each facility substantially relies on locally-based customers; accordingly, we have over 20,000 individual customers with a broad diversification by industry-type and geographic orientation. No individual facility accounts for more than 12% of our total revenues. No individual customer accounts for more than 6% of our total revenues.
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
Most of our sales are generated by individual orders through commissioned sales personnel. We recognize revenue from these orders when we deliver the ordered goods and services. To a large extent, continued engagement of our Company by our customers for successive business opportunities depends upon the customers’ satisfaction with the quality of products and services we provide. As such, it is difficult for us to predict with any high degree of certainty the number, size, and profitability of printing services that we expect to provide for more than a few weeks in advance. Our revenues, however, tend to be strongest in the quarter ended December followed by revenue in the quarter ended March. Conversely, revenues tend to be seasonally weaker in the quarters ended June and September. Sales from election-related print business tend to be higher in every other year in which national elections are held.
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

•	Leadership Development—Through our unique Leadership Development Program, we develop talent for future sales and management positions at our printing businesses.
Results of Operations
The following table sets forth our Company’s unaudited condensed consolidated income statements for the periods indicated:

	Three Months		Nine months
	Ended December 31		Ended December 31
	2009	2008	2009	2008
	(In millions)		(In millions)
Sales	$276.4	$315.8	$753.9	$898.0
Cost of sales	209.8	241.0	587.0	680.0

Gross profit	66.6	74.8	166.9	218.0
Selling expenses	22.7	26.2	69.1	81.3
General and administrative expenses	22.1	25.0	65.8	72.0
Goodwill impairment charge	—	62.5	—	62.5
Litigation and other charges	3.2	17.0	5.8	17.0
Other (income) expense, net	—	(0.4)	0.2	(0.6)

Operating income (loss)	18.6	(55.5)	26.0	(14.2)
Interest expense, net	2.6	4.1	7.4	12.2

Income (loss) before taxes	16.0	(59.6)	18.6	(26.4)
Income tax expense (benefit)	4.6	(16.0)	5.4	(2.7)

Net Income (loss)	$11.4	$(43.6)	$13.2	$(23.7)

The following table sets forth the components of income expressed as a percentage of sales for the periods indicated:

	As a Percentage		As a Percentage
	of Sales		of Sales
	Three Months		Nine months
	Ended December 31		Ended December 31
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.9	76.3	77.9	75.7

Gross profit	24.1	23.7	22.1	24.3
Selling expenses	8.2	8.3	9.2	9.1
General and administrative expenses	8.0	7.9	8.7	8.0
Goodwill impairment charge	—	19.8	—	7.0
Litigation and other charges	1.2	5.4	0.7	1.9
Other (income) expense, net	—	(0.1)	—	(0.1)

Operating income (loss)	6.7	(17.6)	3.5	(1.6)
Interest expense, net	0.9	1.3	1.0	1.3

Income (loss) before taxes	5.8	(18.9)	2.5	(2.9)
Income tax expense (benefit)	1.7	(5.1)	0.7	(0.3)

Net Income (loss)	4.1%	(13.8)%	1.8%	(2.6)%

Comparative Analysis of Consolidated Income Statements for the Three Months Ended December 31, 2009 and 2008
Sales during the three month period ended December 31, 2009 declined $39.4 million, or 12%, to $276.4 million from $315.8 million for the same period in the prior year. The decline in sales was primarily due to a year-over-year same store revenue decline caused by the business climate during the year and lower election-related print business.
Gross profit during the three months ended December 31, 2009 declined $8.2 million, or 11%, to $66.6 million compared to $74.8 million for the same period in the prior year. The decline in gross profit primarily resulted from the decline in sales. The Company’s gross profit margin (gross profit divided by revenues) increased from 23.7% in the December 2008 quarter to 24.1% in the December 2009 quarter as a result of labor and other cost reductions partially offset by the effect of lower sales.
Selling expense during the three months ended December 31, 2009 declined $3.5 million, or 13%, to $22.7 million from $26.2 million for the same period in the prior year. The decrease was primarily due to lower sales commissions as a result of a decline in sales. As a percentage of sales, selling expenses decreased to 8.2% in the current quarter as compared to 8.3% for the same period in the prior year.
General and administrative expenses during the three months ended December 31, 2009 declined $2.9 million, or 12%, to $22.1 million from $25 million for the same period in the prior year. This decline was primarily due to a reduction in salary and wages, lower share-based compensation expense and lower bad debt expense. Due to lower sales, as a percentage of sales, general and administrative expenses increased to 8% in the current quarter compared to 7.9% for the same period in the prior year.
The goodwill impairment charge during the three months ended December 31, 2008 related to a non-cash impairment of goodwill. The Company did not have a goodwill impairment charge for the three months ended December 31, 2009.
Litigation and other charges during the three months ended December 31, 2009 relate to the previously disclosed litigation that resulted in a charge of $17 million in the December 2008 quarter, as well as the impairment of certain production equipment and lease termination costs.
Interest expense during the three months ended December 31, 2009 declined $1.5 million to $2.6 million compared to the same period in the prior year due to a lower level of average debt outstanding and lower interest rates on floating rate bank debt.
For the three months ended December 31, 2009, the Company’s effective tax rate was 28% as compared to an effective tax rate of 27% for the same period in the prior year. The prior year rate was significantly impacted by the goodwill impairment (a significant portion of this charge was non-deductible and a permanent difference). The rate for the current quarter was primarily impacted by the recognition of uncertain tax benefits due to the expiration of certain statutes of limitation.
Comparative Analysis of Consolidated Income Statements for the Nine months Ended December 31, 2009 and 2008
Sales in the nine month period ended December 31, 2009 declined $144.1 million, or 16%, to $753.9 million from $898 million for the same period in the prior year. The decline in sales was due to a reduction in demand for print due to the business climate during the year and lower election-related print business.

Gross profit during the nine months ended December 31, 2009 declined $51.1 million, or 23%, to $166.9 million compared to $218 million for the same period in the prior year. The decline in gross profit primarily resulted from the decline in sales. The decline in sales had the effect of increasing fixed costs as a percentage of revenues, thereby reducing gross profit margin (gross profit divided by revenues) from 24.3% in the prior period compared to 22.1% in the current period.
Selling expense during the nine months ended December 31, 2009 declined $12.2 million, or 15%, to $69.1 million from $81.3 million for the same period in the prior year. The decrease was primarily due to lower sales commissions, resulting from lower sales. As a percentage of sales, selling expenses slightly increased to 9.2% in the current period as compared to 9.1% for the same period in the prior year.
General and administrative expenses during the nine months ended December 31, 2009 declined $6.2 million, or 9%, to $65.8 million from $72 million for the same period in the prior year. This decline was primarily due to a reduction in salary and wages, lower share-based compensation costs and lower bad debt expense. As a percentage of sales, general and administrative expenses increased to 8.7% in the current period compared to 8.0% for the same period in the prior year. This increase was due to the decline in sales, which had the affect of increasing fixed costs as a percentage of revenues.
The goodwill impairment charge during the nine months ended December 31, 2008 related to a non-cash impairment of goodwill. The Company did not have a goodwill impairment charge for the nine months ended December 31, 2009.
Litigation and other charges during the nine months ended December 31, 2009 relate to the previously disclosed litigation that resulted in a charge of $17 million in the December 2008 quarter, as well as the impairment of certain production equipment and lease termination costs.
Interest expense during the nine months ended December 31, 2009 declined $4.8 million to $7.4 million compared to the same period last year, due to a lower level of average debt outstanding and lower interest rates on floating rate bank debt.
For the nine months ended December 31, 2009, the Company’s effective tax rate was 29% as compared to an effective tax rate of 10% for the same period in the prior year. The difference primarily relates to the impact of the goodwill impairment (a significant portion of the charge was non-deductible and a permanent difference) on income and tax expense in the nine months ended December 31, 2008, offset by a greater impact of the recognition of uncertain tax benefits due to the expiration of certain statutes of limitation in the current year.
Liquidity and Capital Resources
Sources and Uses of Cash
Our historical sources of cash have primarily been cash provided by operations and borrowings under our various bank credit facilities. Our historical uses of cash have been for acquisitions of printing businesses, capital expenditures, payment of principal and interest on outstanding debt obligations, repurchases of our common stock and for working capital requirements. Various components of our statement of cash flows are as follows:

	Nine months Ended
	December 31
	2009	2008
	(In millions)
Net cash provided by operating activities	$120.3	$89.2
Acquisitions of businesses	(2.3)	(6.7)
Capital expenditures, net of proceeds from asset dispositions	(18.6)	(47.4)
Net payments under bank credit facilities	(70.1)	(17.9)
Net payments on term equipment notes and other debt	(26.0)	(15.8)

Our cash position, working capital and debt obligations are shown below:

	December 31,	March 31,
	2009	2009
	(In millions)
Cash and cash equivalents	$8.1	$9.8
Working capital	72.7	109.4
Total debt	221.1	314.2
Net cash provided by operating activities increased $31.1 million over the same nine-month period in the prior year, due primarily to a reduction in working capital. We invested $21.7 million in new equipment and technology during the nine months ended December 31, 2009. We believe that our cash flow provided by operations, combined with new borrowings, will be adequate to cover our debt service requirements, planned capital expenditures and working capital requirements for the remainder of fiscal year 2010. For the year ended March 31, 2010, we expect to spend approximately $25 million on capital expenditures, net of proceeds from asset dispositions and excluding acquisitions.
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
Debt Obligations
Our primary bank credit facility (the “Credit Agreement”) currently provides for $300 million in revolving credit and has a maturity date of October 6, 2011. At December 31, 2009, outstanding borrowings under the Credit Agreement were $122.2 million and accrued interest at a weighted average rate of 2.7%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either LIBOR plus a margin of 1.625% to 3%, or an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus .50%) plus a margin of .125% to 1.5%. We are also required to pay an annual commitment fee ranging from .25% to .5% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At December 31, 2009 the applicable LIBOR interest rate margin was 2.25% and the applicable commitment fee was ..375%.
We are subject to certain covenants and restrictions and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at December 31, 2009. In the event that we are unable to remain in compliance with the Credit Agreement’s covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event that we were unable to obtain a waiver from our lenders, or renegotiate or refinance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would result.
We also maintain an unsecured credit facility with a commercial bank currently consisting of a U.S. $5 million maximum borrowing limit component and a separate Canadian dollar (“C$”) C$23 million maximum borrowing limit component. At December 31, 2009, outstanding borrowings were $2 million, which accrued interest at a weighted average rate of 2.7%, and C$14 million ($13.3 million U.S. equivalent), which accrued interest at a weighted average rate of 3%.
In addition, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5 million. One facility expires in October 2011 while the other facility expires in December 2010. At December 31, 2009, outstanding borrowings under the Auxiliary Bank Facilities totaled $10 million and accrued interest at a weighted average rate of 3%. Because we currently have the ability and intent to refinance the borrowings outstanding under the Auxiliary Bank Facility expiring in December 2010, such borrowings are classified as long-term debt in our condensed consolidated balance sheet at December 31, 2009. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.

At December 31, 2009, outstanding borrowings under our term equipment notes totaled $69.8 million and accrued interest at rates between 3.9% and 7.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance, and are secured by certain equipment of the Company. We are not subject to any significant financial covenants in connection with any of the term equipment notes. The term equipment notes cross-default to the events of default set forth in the Credit Agreement.
At December 31, 2009, other debt obligations totaled $3.8 million and provided for principal payments plus interest (at fixed and variable rates) for defined periods up to 16 years from the date of issuance. We do not have any significant financial covenants or restrictions associated with the other debt obligations. The Credit Agreement places certain limitations on the amount of additional term note obligations and other indebtedness we may incur in the future.
As of December 31, 2009, our available credit under existing credit facilities was approximately $183.8 million.
Commitment and Contingencies
Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $98.7 million as of December 31, 2009.
Letters of credit —We had letters of credit outstanding as of December 31, 2009 totaling $5.5 million. All of these letters of credit were issued pursuant to the terms of our Credit Agreement, which expires October 6, 2011.
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
Receivables, net of valuation allowance — Accounts receivable at December 31, 2009 were $193.3 million, net of a $4.2 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of known requirements, aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by the continuing contraction in the U.S. economy or other factors beyond our control. Changes in our estimates of collectability could have a material adverse effect on our consolidated financial condition or results of operations.

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
Insurance liabilities — We are self-insured for the majority of our workers’ compensation and group health insurance costs. Insurance claims liabilities have been accrued using a combination of our historical loss experience and subjective assessment of our future loss exposure, together with advice provided by administrators and consulting actuaries. The estimates of expected loss amounts are subject to uncertainties arising from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions, which could result in an increase or decrease in accrued costs in future periods for claims or matters which occurred in a prior period.
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
New Accounting Pronouncements
We followed the transition guidance related to the FASB issued SFAS No. 141 (revised 2007), Business Combinations, as outlined in Accounting Standards Codification (“ASC”) 805-10-65, which requires the acquiring entity to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at the acquisition date. Acquisition related costs are recognized separately from the acquisition. The transition effective for fiscal 2010 had no impact on our consolidated financial condition or results of operations.
In October 2009, the FASB issued ASU 2009-13, which amends the criteria in ASC 605, Revenue Recognition, for revenue recognition in multiple deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This update is effective for fiscal years beginning on or after June 15, 2010, and may be applied on either prospective or retrospective basis, with early adoption permitted. The Company elected to early adopt ASU 2009-13 effective for fiscal year 2010. The early adoption had no effect on our consolidated financial condition or results of operations.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in which the Company discusses factors it believes may affect its performance or results in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “forecast,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks, including those created by general market conditions, competition and the possibility that events may occur beyond the Company’s control, which may limit its ability to maintain or improve its operating results or financial condition or acquire additional printing businesses. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, which include, continuing weakness in the economy, financial stability of its customers, the sustained growth of its digital printing business, seasonality of election-related business, its ability to adequately manage business expenses, including labor costs, the unfavorable outcome of legal proceedings, the lack of or adequacy of insurance coverage for its operations, the continued availability of raw materials at affordable prices, retention of its key management and operating personnel, satisfactory labor relations, the potential for additional goodwill impairment charges, its ability to identify new acquisition opportunities, negotiate and finance such acquisitions on acceptable terms and successfully absorb and manage such acquisitions in a timely and efficient manner, as well as other risks described under the heading “Risk Factors” of our Annual Report on 10-K/A and the risk factors and cautionary statements described in the other documents the Company files or furnishes from time to time with the Securities and Exchange Commission, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Should one or more of the foregoing risks or uncertainties materialize, or should the Company’s underlying assumptions, expectations, beliefs or projections prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk
Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. However, we are exposed to market risk in interest rates related primarily to our debt obligations, which as of December 31, 2009 include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of December 31, 2009, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2009.

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
During the quarter ended December 31, 2009, there were no material changes in the status of previously reported litigation matters. From time to time, our Company is involved in other litigation relating to claims arising out of its operations in the normal course of business. We maintain insurance coverage against certain types of potential claims in an amount which we believe to be adequate, but there is no assurance that such coverage will in fact cover, or be sufficient to cover, all potential claims. Currently, we are not aware of any other legal proceedings or claims pending against the Company that our management believes will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	Risk Factors
There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3.	Defaults upon Senior Securities
None.

ITEM 4.	Submission of Matters to a Vote of Security Holders
None.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits

*3.1	Third Amendment and Restated By-Laws of the Company adopted effective as of January 1, 2010 (Consolidated Graphics, Inc. 8-K (November 2, 2009), Exhibit 99.1).
31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.
Dated: February 3, 2010	By:	/s/ Jon C. Biro
Jon C. Biro
Executive Vice President and Chief Financial and Accounting Officer

Exhibit Index

*3.1	Third Amendment and Restated By-Laws of the Company adopted effective as of January 1, 2010 (Consolidated Graphics, Inc. 8-K (November 2, 2009), Exhibit 99.1).
31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.