Form 10-K
period 2010-03-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2010-05-21
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 30, 2009 (last business day of Consolidated Graphics, Inc.’s most recently completed second fiscal quarter):
COMMON STOCK, $.01 PAR VALUE—$256,477,692
The number of shares outstanding of the registrant’s common stock as of April 30, 2010:
COMMON STOCK, $.01 PAR VALUE—11,229,340
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on or about August 12, 2010, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Form 10-K.

CONSOLIDATED GRAPHICS, INC.
FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2010

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
Company Overview
Consolidated Graphics, headquartered in Houston, Texas, is a leading U.S. and Canadian provider of commercial printing and print-related services, with 70 printing businesses in 27 states, Toronto, and Prague. Each of our domestic and Canadian printing businesses has a well-established operating history, more than 25 years in most cases.
Our sales are derived from providing commercial printing and print-related services. These services consist of (i) traditional print services, including electronic prepress, digital and offset printing, finishing, storage and delivery of high-quality printed documents which are custom manufactured to our customers’ design specifications; (ii) fulfillment and mailing services for such printed materials; (iii) technology solutions that enable our customers to more efficiently procure and manage printed materials and/or design, procure, distribute, track and analyze results of printing-based marketing programs and activities; and (iv) crossmedia capabilities allowing our customers to supplement the message of their printed materials through other media, such as the internet, email, or text messaging. Examples of the types of documents we print for our customers include high-quality, multi-color marketing materials, product and capability brochures, point-of-purchase displays, direct mail pieces, shareholder communications, trading cards, photo products such as calendars and photo books, catalogs and training manuals.

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
The Company was incorporated in Texas in 1985. Our website address is www.cgx.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”) and other filings as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the Securities and Exchange Commission (“SEC”). In addition, the current forms of our Corporate Governance Guidelines, Code of Ethics, and the charters of the respective committees of our Board of Directors, and contact information for our Lead Independent Director, which is the Presiding Director for purposes of communications with interested parties, including shareholders, are all available on our website. We will also provide printed copies of these materials to any shareholder upon request directed to Consolidated Graphics, Inc., Attn: Secretary, 5858 Westheimer, Suite 200, Houston, Texas 77057. We intend to disclose on our website any changes to or waivers from the Code of Ethics that are also required under SEC rules and regulations to be disclosed under Item 5.05 of Form 8-K. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.
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
A consolidation trend in the general commercial printing industry emerged in the 1990’s as owners of medium-sized printing businesses (those with annual sales of $2 million to $35 million) sought to evaluate exit strategies and address new industry challenges, a trend that has continued to date. The decline in demand for printing services during 2008 and 2009, caused by the global recession, has further increased the risk for owners of printing companies. In order to limit personal financial risk, increase personal financial liquidity, facilitate retirement goals or obtain access to additional resources that would support the continued growth of their businesses, owners of these printing businesses are increasingly willing to sell their companies to larger, better-capitalized companies. We have been an industry-leader in the consolidation trend since our initial public offering in 1994. We believe that there are very few companies that currently possess the comparable objectives, financial strength and management expertise necessary to acquire such printing businesses.
Primary industry challenges faced by printing business owners include the need to make on-going investments in new technology and equipment and downturns in the economy. For example, most printing design and prepress activities are now accomplished in a digital environment. Prepress computer equipment based on a complete digital workflow, along with more sophisticated printing presses and finishing equipment, are more efficient, operate faster and require less labor than the equipment they typically replace. General commercial printing businesses must make substantial capital investments over time in new equipment and technology in order to remain competitive in the industry, but they may not have the financial resources to do so. The current credit crisis has also limited the amount of available credit to many printing businesses, thus hindering their ability to invest in new equipment and technology.
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

In general, changes in prevailing U.S. economic conditions have and will continue to impact the general commercial printing industry (approximately 95% of our fiscal 2010 revenues were generated in the U.S.). Generally, if weakness in the U.S. economy causes local and national corporations to reduce their spending on advertising and marketing materials, the demand for commercial printing services may be adversely affected. Further compounding a potential decline in demand, competitive pricing pressures may occur and negatively impact the level of sales and profit margins throughout the industry. Demand for commercial printing services began declining in fiscal year 2008 as a result of the broad deterioration in the U.S. economy. Since 2008, U.S. printing shipments have declined approximately 20%. This has led to a substantial increase in excess capacity as well as competitive pressures in the commercial printing industry. For these reasons, and due to the tightening credit markets, many printing businesses have failed. We believe these conditions are likely to continue for the foreseeable future.
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
The ability to provide high-quality customer service is also dependent on production and distribution capabilities, along with the availability of equipment that is appropriate in size and function for a given project. We believe that our broad range of printing capabilities and services, along with our ability to use our leading geographic footprint to serve customers on local, regional and national levels, gives us a competitive advantage over smaller, local printing companies. Furthermore, the economic advantages created by our purchasing power, advanced technological capabilities and ability to utilize available production capacity throughout our organization, enable our printing businesses to compete more effectively and provide faster turnaround times than many of our competitors. Furthermore, our strong financial position enables us to invest in newer, more efficient technology and equipment and to make strategic acquisitions, which expands our industry-leading position in terms of locations, capabilities, and services.
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

Internal Sales Growth — Our printing businesses have numerous opportunities, individually and collectively, to achieve long-term sales growth. Our current initiatives to drive internal sales growth include:
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

•	Providing information and training to our sales professionals (662 currently) to ensure they are knowledgeable about the complete range of services and capabilities we offer.
Disciplined Acquisition Program — We are actively seeking to grow a leading U.S. and Canadian geographic footprint through additional acquisitions of medium and large-sized general commercial printing businesses that generally have an excellent reputation and quality customer base. We may also acquire smaller and/or distressed printing businesses for integration into one of our existing businesses. This type of transaction is commonly referred to as a “tuck-in” acquisition.
Cost Savings — Because of our size and extensive geographic footprint, we leverage our economies of scale to purchase supplies and equipment used in the printing process and for newer, more efficient equipment. We have various national purchasing contracts in place with major suppliers and manufacturers. Our purchasing support staff continually monitor market conditions and negotiate pricing and other contractual terms with these vendors to maximize the cost savings we achieve under these agreements. In addition, we have centralized certain administrative services, such as human resources, legal, treasury, tax and risk management, to generate cost savings.
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
Leadership Development — Our program to recruit, train and develop recent college graduates as printing sales and management professionals is an integral component of our growth strategy. Participants in our Leadership Development Program follow a curriculum that provides them with technical industry knowledge, coupled with general business, managerial, sales and best practices training. Our Leadership Development Program is unique to the industry, and we believe it is a key factor in our ability to provide a high degree of quality customer service, as well as to provide a pool of talent for future management positions at our printing businesses. As of April 30, 2010 we had 404 employees who were current participants in or graduates of this program, 23 of whom serve as the president of the printing business at which they are employed, representing 33% of our printing company presidents.
Printing Operations
We currently operate 70 printing businesses in 27 states, Toronto and Prague (see Item 8. Financial Statements and Supplementary Data — Note 2. — Significant Accounting Policies and Other Information for additional financial information with respect to our foreign operations). Each printing business is operated as a direct or indirect wholly-owned subsidiary of our Company. We produce high-quality, custom-designed printed materials for a large base of customers in a broad cross-section of industries, the majority of which are located in the markets where our printing businesses are based. In addition to providing a full range of prepress, digital and offset printing and finishing services, our printing businesses offer fulfillment and mailing services, as well as e-commerce software solutions and other print-related, value-added services.

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
Digital printing is a smaller but rapidly-growing component of the general commercial printing industry that enables high quality, variable data customization (such as personalization by name, relationship or interests) on very short to medium-run projects. We operate a total of 220 digital presses, including 117 high capacity, ultra high quality presses such as HP Indigo, Kodak Nexpress, Xeikon and Xerox iGen3.
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

Utilizing our information technology infrastructure and resources, as well as our expertise in digital technology, we offer print-related e-commerce solutions that enable our customers to (i) streamline their print procurement process and improve their ability to manage the printed materials they order, (ii) design, procure, distribute, track and analyze results of printing-based marketing programs and activities and (iii) supplement the message of their printed materials through other media, such as the internet, email or text messaging. Most of these e-commerce solutions are Internet-based, and like the printed materials we produce, are customized to the specific needs of our customers. For marketing purposes, we refer to our e-commerce capabilities using the “CGXSolutions” trademark. The key e-commerce capabilities we offer include:
•	StoreFront

A fully customizable online system with an array of tools that streamline the purchase, management and distribution of the customer’s entire range of marketing materials.

•	CrossMedia

A unique capability that enables the customer to combine the use of printed material with other media such as internet, email and text messages to create highly engaging personalized marketing campaigns designed to increase response rates.

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
Sales and Marketing
Most of our sales are generated by individual orders through commissioned sales personnel. As of April 30, 2010 we employed 662 sales professionals. In addition to soliciting business from existing and prospective customers, our sales personnel act as liaisons between customers and our production departments and also provide technical advice and assistance to customers throughout the printing process.
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
Customers
Our diverse customer base includes both national and local corporations in the U.S. and Canada operating in a wide range of industries, as well as mutual fund companies, advertising agencies, graphic design firms, catalog retailers, direct mail marketers, state and local governments and quasi-governmental agencies, education institutions, not-for-profit associations, and political campaign organizations. During fiscal 2010, we served approximately 20,000 customers, and our top ten customers accounted for approximately 17% of total sales, with none representing more than 6% individually. We believe that our large and diverse customer base, broad geographic coverage of the U.S. and extensive range of printing and print-related capabilities may lessen our exposure to economic slowdowns or other adverse consequences that may generally affect any particular industry or any particular geographic region. However, because we typically produce a large number of advertising and marketing materials for our customers, to the extent that advertising and marketing spending is reduced during an economic downturn, our level of sales and results of operations may be adversely affected, as was the case in fiscal year 2009 and 2010.
Our customers generally are not contractually obligated to purchase printing services from us in the future. Typically, we receive discrete orders from our customers for each printing project or service. Consequently, our continued engagement to provide additional commercial printing services largely depends upon, among other things, the customer’s satisfaction with the quality of services we provide. Although we do not depend on any one customer, group of customers or type of customer, our sales to many of our largest customers may fluctuate from year to year depending upon the number, size and complexity of projects they initiate and award us.
Suppliers
We purchase raw materials used in the commercial printing process (such as paper, prepress supplies, ink, and boxes) from a number of major U.S. and Canadian, as well as many local, suppliers. We are not materially dependent on any one supplier and the raw materials we utilize are generally readily available. We use a two-tiered approach to purchasing in order to maximize the economies associated with our size, while maintaining the local efficiencies and time sensitivity required to meet customer demands. We negotiate master purchasing arrangements centrally with major suppliers and manufacturers to obtain preferential pricing terms, and then communicate the terms of these arrangements to our individual printing businesses. Each printing business orders goods and services through our major vendors as needed based on the terms set forth in our master purchasing agreements or, when appropriate, purchases locally. We continually monitor market conditions and product developments, as well as regularly review the contractual terms of our master purchasing agreements, to take advantage of our increasing buying power and maximize the benefits associated with these agreements. Very few of our supplier contracts obligate us to minimum purchase requirements. For those contracts with a minimum purchase commitment, which are not material in the aggregate, we expect to be able to meet the minimum purchase obligations in the normal course of business.
We incur significant costs to purchase paper used in the printing process. However, fluctuations in paper pricing generally do not materially impact our operating margins because we typically quote, and subsequently purchase, paper for each specific printing project we are awarded. As a result, any changes in paper pricing are effectively passed through to customers by our printing businesses. The majority of our paper supply is obtained through merchant distributors. There are relatively few merchants that are considered national in scope in the U.S. and Canada, with numerous regional organizations that serve one or more of our printing businesses. We have negotiated master purchasing agreements with certain mills, which produce paper, and certain merchants, who distribute the paper produced by the mills. These agreements typically provide for volume-related discounts and additional periodic rebates based on the total amount of purchases made by our printing businesses from each mill and/or merchant. Certain of our mill suppliers produce a Consolidated Graphics branded paper we named “Inspire”, under arrangements generally similar to our other major vendor agreements. “Inspire” enables us to further leverage our purchasing power and differentiate ourselves to customers in the marketplace. We also purchase “Inspire Earth” paper. This branded paper features the same overall quality characteristics of “Inspire,” except it is Forest Stewardship Council Certified, the global benchmark for responsible forest management, and contains 10% post-consumer waste.
We purchase a large quantity of prepress supplies, consisting mainly of plates and proofing materials. There are a limited number of key manufacturers of these materials, and we generally purchase prepress supplies from both major and regional distributors. We have obtained volume-related discounts and incentive arrangements from these manufacturers and receive periodic rebates based on the total amount of prepress supplies we purchase through these distributors. We also have contractual arrangements with certain freight carriers that provide us with discounts and periodic rebates.
Employees
As of April 30, 2010, we had 5,343 employees throughout our organization. Of this total, 516 were employed subject to the terms of various collective bargaining agreements, 198 of which are under collective bargaining agreements that have expired or will expire within one year. We are currently in negotiations for new collective bargaining agreements with unions at seven of our printing businesses with expired collective bargaining agreements. We believe that our relations with our employees are generally satisfactory.
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
Negative worldwide economic conditions have resulted in a decline in demand for printing services and hindered our ability to collect amounts owed by certain customers, therefore, adversely impacting our business and results of operations.
The current U.S. and global economic conditions have affected, and most likely, will continue to affect our results of operations and financial position. If such economic conditions continue, including the negative conditions in the global credit markets, our customers may have difficulty obtaining credit to fund their operations. Additionally, many of our direct and indirect customers may delay or reduce their purchases of printed materials. These conditions could adversely affect our revenues, increase price competition and/or increase operating costs, which could adversely affect our business, results of operations and financial condition. Additionally, we could suffer significant losses if these economic conditions cause customers whom we have offered certain trade credit to fail or otherwise not have the ability to pay us. A significant write-off of accounts receivable due to uncollectibility would have a negative impact on our financial results.

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
We may not be able to improve our operating efficiencies rapidly enough to adapt to current market conditions.
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
Demand for printing services is highly correlated with general economic conditions. The decline in U.S. economic conditions that occurred during 2008 and 2009 has adversely impacted our business and results of operations. As a result, the industry has experienced excess capacity resulting in declines in demand and prices for our services. The overall business climate may also be impacted by domestic and foreign wars or acts of terrorism. Such acts may have sudden and unpredictable adverse impacts on demand for our services.
The highly competitive market for our services may create adverse pricing pressures.
The markets for our services are highly fragmented and we have a large number of competitors, resulting in a highly competitive market and increasing risk of adverse pricing pressures in various circumstances outside of our control, including the current economic conditions.
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
Our stock has at times experienced substantial price volatility as a result of variations between actual and anticipated financial results, announcements by us and our competitors, or uncertainty about current global economic conditions. The stock market as a whole also has experienced extreme price and volume fluctuations that have affected the market price of many public companies in ways that may have been unrelated to these companies’ operating performance. If we fail to meet any expectations with respect to our operations or profitability, our stock price may decline significantly.
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
Item 2. Properties
As of April 30, 2010, our principal facilities consisted of approximately 6.2 million square feet that contain production, storage and office space, of which approximately 2.5 million square feet is owned and approximately 3.7 million square feet is leased. Certain of the leased facilities, totaling approximately 0.1 million square feet, are leased from former owners and current employees of three of our printing businesses. All other leases are with unaffiliated third parties. We believe our facilities are generally suitable for their present and intended purposes and are adequate for our current level of operations. These facilities are located across 27 states, Canada and Prague.
Item 3. Legal Proceedings
From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business, including the litigation we have previously reported in our periodic reports filed with the Securities and Exchange Commission. We maintain insurance coverage against certain types of potential claims in an amount which we believe to be adequate, but there is no assurance that such coverage will in fact cover, or be sufficient to cover, all potential claims. Currently we are not aware of any legal proceedings or claims pending against us that our management believes will have a material adverse effect on our consolidated financial condition or results of operations.
Item 4. Reserved

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “CGX.” The following table presents the quarterly high and low sales prices for our common stock for each of the last two fiscal years:

Fiscal 2010—Quarter Ended:	High	Low

June 30, 2009	21.50	12.10
September 30, 2009	27.17	15.23
December 31, 2009	37.53	19.13
March 31, 2010	48.48	33.21

Fiscal 2009—Quarter Ended:	High	Low

June 30, 2008	61.61	48.69
September 30, 2008	52.33	28.95
December 31, 2008	30.05	10.11
March 31, 2009	25.28	10.33
As of April 30, 2010, there were 74 shareholders of record representing approximately 5,924 beneficial owners.
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
Information regarding our Amended and Restated Long-Term Incentive Plan, as amended, as of March 31, 2010 is incorporated by reference into Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

	Year Ended March 31
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Income Statement Data
Sales	$990,861	$1,145,146	$1,095,388	$1,006,186	$879,023
Cost of sales	770,075	874,711	812,401	736,996	661,560

Gross profit	220,786	270,435	282,987	269,190	217,463
Selling expenses	91,378	105,688	106,952	101,649	91,266
General and administrative expenses	88,091	95,261	78,804	69,223	58,993
Goodwill impairment charge	6,134	83,324	—	11,533	—
Litigation and other charges	7,210	17,350	—	—	—
Other expense (income), net	357	(809)	(3,064)	—	—

Operating income (loss)	27,616	(30,379)	100,295	86,785	67,204
Interest expense, net	9,592	14,995	12,020	6,702	5,514

Income (loss) before taxes	18,024	(45,374)	88,275	80,083	61,690
Income tax expense (benefit)	3,936	(5,804)	28,951	29,342	23,192

Net income (loss)	$14,088	$(39,570)	$59,324	$50,741	$38,498

Earnings (loss) per share
Basic	$1.26	$(3.55)	$4.76	$3.74	$2.81
Diluted	$1.23	$(3.55)	$4.63	$3.65	$2.73

	March 31
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data
Working capital	$48,364	$109,433	$138,250	$100,153	$67,474
Property and equipment, net	380,708	430,519	421,347	354,156	297,308
Goodwill	24,226	29,436	102,423	86,145	86,640
Total assets	687,235	765,208	872,663	723,969	611,313
Long-term debt, net of current portion	159,321	287,164	362,448	142,144	90,678
Total shareholders’ equity	269,426	250,464	279,793	365,536	318,946

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
Overview
Our Company is a leading U.S. and Canadian provider of commercial printing and print-related services with 70 printing businesses in 27 states, Toronto and Prague. In connection with our traditional print services, we also provide our customers fulfillment and mailing services and digital technology solutions and e-commerce capabilities.
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

•
Disciplined Acquisition Program — We selectively pursue opportunities to acquire additional printing businesses at reasonable prices. Some of these acquisitions may include smaller and/or distressed printing businesses for integration into one of our existing businesses.

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
Our printing businesses maintain their own sales, customer service, estimating and planning, prepress, production and accounting departments. Our corporate headquarters staff provides support to our printing businesses in such areas as human resources, purchasing, internal financial controls design and management information systems. We also maintain centralized treasury, risk management, legal, tax, internal audit and consolidated financial reporting activities.
Our sales are derived from providing commercial printing and print-related services. These services consist of (i) traditional print services, including electronic prepress, digital and offset printing, finishing, storage and delivery of high-quality printed documents which are custom manufactured to our customers’ design specifications; (ii) fulfillment and mailing services for such printed materials; (iii) technology solutions that enable our customers to more efficiently procure and manage printed materials and/or design, procure, distribute, track and analyze results of printing-based marketing programs and activities; and (iv) crossmedia capabilities allowing our customers to supplement the message of their printed materials through other media, such as the internet, email, or text messaging. Examples of the types of documents we print for our customers include high-quality, multi-color marketing materials, product and capability brochures, point-of-purchase displays, direct mail pieces, shareholder communications, trading cards, photo products such as calendars and photo books, catalogs and training manuals.

Most of our sales are generated by individual orders through commissioned sales personnel. We predominately recognize revenue from these orders when we deliver the ordered goods and services. To a large extent, continued engagement of our Company by our customers for successive business opportunities depends upon the customers’ satisfaction with the quality of products and services we provide. As such, it is difficult for us to predict with any high degree of certainty the number, size, and profitability of printing services that we expect to provide for more than a few weeks in advance. Our revenues, however, tend to be strongest in the quarter ended December followed by revenue in the quarter ended March. Conversely, revenues tend to be seasonally weaker in the quarters ended June and September. Sales from election-related print business tend to be higher in every other year including years in which national elections are held.
Our cost of sales mainly consists of raw materials consumed in the printing process, as well as labor and outside services, such as delivery costs. Paper cost is the most significant component of our materials cost; however, fluctuation in paper pricing generally does not materially impact our operating margins because we typically quote, and subsequently purchase, paper for each specific printing project we are awarded. As a result, any changes in paper pricing are effectively passed through to customers by our printing businesses. Additionally, our cost of sales includes salary and benefits paid to operating personnel, maintenance, utilities, repair, rental and insurance costs associated with operating our facilities and equipment and depreciation charges.
Our selling expenses generally include the compensation paid to our sales professionals, along with promotional, travel and entertainment costs. Our general and administrative expenses generally include the salary and benefits paid to support personnel at our printing businesses and our corporate staff, including stock-based compensation, as well as office rent, communications expenses, various professional services, depreciation charges and amortization of identifiable intangible assets.
Results of Operations
The following table sets forth our Company’s historical consolidated income statements and certain percentage relationships for the periods indicated:

				As a Percentage of Sales
	Year Ended March 31			Year Ended March 31
	2010	2009	2008	2010	2009	2008
	(In millions)
Sales	$990.9	$1,145.2	$1,095.4	100.0%	100.0%	100.0%
Cost of sales	770.1	874.8	812.4	77.7	76.4	74.2

Gross profit	220.8	270.4	283.0	22.3	23.6	25.8
Selling expenses	91.4	105.7	107.0	9.2	9.2	9.8
General and administrative expenses	88.1	95.3	78.8	8.9	8.3	7.2
Goodwill impairment charge	6.1	83.3	—	0.6	7.3	—
Litigation and other charges	7.2	17.3	—	0.7	1.5	—
Other expense (income), net	0.4	(0.8)	(3.1)	0.1	(0.0)	(0.3)

Operating income (loss)	27.6	(30.4)	100.3	2.8	(2.7)	9.1
Interest expense, net	9.6	15.0	12.0	1.0	1.3	1.1

Income (loss) before taxes	18.0	(45.4)	88.3	1.8	(4.0)	8.0
Income tax expense (benefit)	3.9	(5.8)	29.0	0.4	(0.5)	2.6

Net income (loss)	$14.1	$(39.6)	$59.3	1.4%	(3.5)%	5.4%

Our sales and expenses during the periods shown were impacted by the acquisition of three printing businesses in fiscal 2008. In accordance with the purchase method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. Accordingly, acquisitions affect our financial results in any one year compared to the prior year by the full-year impact of prior year acquisitions (as compared to the partial impact in the prior year) and the partial-year impact of current year acquisitions. This revenue impact is referred to below as the “impact of acquisitions.” We refer to revenue growth or decline, excluding the effect of revenues contributed by acquisitions and election-related business, in the most recent or prior fiscal year as “internal” or “same-store” sales growth or decline.

Analysis of Consolidated Income Statements for Fiscal Year 2010 as Compared to Fiscal Year 2009
Sales for 2010 declined $154.3 million, or 13%, to $990.9 million from $1.15 billion in 2009. The decline was caused by an 11% decline in same-store sales compared to 2009 and to a lesser extent, a $28.4 million decline in election-related business. The decline in same-store sales was primarily due to a reduction in demand for printing services and a more competitive pricing environment caused by the weakness in the overall U.S. economy during 2010.
Gross profit for 2010 declined by $49.6 million, or 18%, to $220.8 million from $270.4 million in 2009 as a result of the sales decline. The sales decline had the effect of increasing fixed costs (particularly depreciation, facilities and insurance expenses) as a percentage of sales, thereby reducing gross profit margin (gross profit divided by sales) from 23.6% in 2009 to 22.3% in 2010.
Selling expense for 2010 declined $14.3 million, or 14%, to $91.4 million from $105.7 million in 2009. The decrease was attributable to lower sales commissions resulting from lower sales. As a percentage of sales, selling expenses were 9.2% in both the current and prior year.
General and administrative expenses for 2010 declined $7.2 million, or 8%, to $88.1 million from $95.3 million in 2009. The decline was primarily due to reductions in salaries and wages, lower share-based compensation costs and lower bad debt expense. Overall, as a percentage of sales, general and administrative expenses in 2010 increased to 8.9% from 8.3% in 2009 primarily because the reduction in salaries and wages was not proportional to the decline in sales.
The Company assesses the impairment of goodwill by estimating the fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”) multiplied by management’s estimate of the total Company’s enterprise value-to-EBITDA multiple, adjusted for a control premium. Management estimated a total Company enterprise value-to-EBITDA multiple based upon the multiple derived from using the market capitalization of the Company’s common stock around March 31, 2010, after considering an appropriate control premium (25% based upon historical transactions in the printing industry). Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of potential impairment. For 2010, the Company recognized a non-cash, pre-tax goodwill impairment charge of $6.1 million. For 2009, the total non-cash, pre-tax goodwill impairment charge was $83.3 million.
Litigation and other charges of $7.2 million for 2010 included litigation charges and charges for the impairment of certain production equipment. The litigation and other charges of $17.3 million for 2009 relates to jury rendered verdicts for compensatory and punitive damages against the Company due to a lawsuit involving an isolated dispute between the Company and the former employer of an existing sales employee. As a result of these verdicts, a pre-tax litigation charge was recognized in the consolidated financial statements. We intend to continue our defense of this matter and appeal the judgment, as well as pursue potential insurance reimbursement, which has previously been denied.
Other expense of $0.4 million in 2010 and other income of $0.8 million in 2009 consists of foreign currency transaction losses and gains resulting from certain transactions of our Canadian and Czech Republic subsidiaries.
Net interest expense for 2010 decreased $5.4 million, or 36%, to $9.6 million from $15.0 million in 2009, primarily due to a lower level of average debt outstanding and a decline in our weighted average interest rate on LIBOR-based debt. Total debt declined from $314.2 million at March 31, 2009 to $181.6 million at March 31, 2010.
Income tax expense for 2010 was $3.9 million, reflecting an overall effective tax rate of 21.8% as compared to an effective tax rate of 12.8% in fiscal 2009. In fiscal 2009, the effective tax rate was impacted by the goodwill impairment charges, a large portion of which were not deductible. The effective tax rates in both years were also impacted by certain non-deductible expenses, state income taxes, effects of income tax uncertainties, different tax rates in foreign jurisdictions, and the domestic production deduction.

Analysis of Consolidated Income Statements for Fiscal Year 2009 as Compared to Fiscal Year 2008
Sales for 2009 increased $49.7 million, or 5%, to $1.15 billion from $1.10 billion in 2008. In 2009, the impact of acquisitions provided increased revenues of $128.7 million while an increase in election-related business contributed $24.2 million. These increases were partially offset by a $103.2 million decline in same-store sales compared to 2008. The decline in same-store sales was primarily due to a reduction in demand for printing services as a result of continuing weakness in the overall U.S. economy, and a more competitive pricing environment.
Gross profit for 2009 declined by $12.6 million, or 5%, to $270.4 million from $283.0 million in 2008. Gross profits as a percentage of sales declined to 23.6% from 25.8% in 2008 due to relatively lower gross margins of businesses acquired in 2008 and the adverse effect of lower same-store sales, offset, in part, by the effect of an increase in election-related business and the beneficial impact of the Company’s growing digital print business.
Selling expense for 2009 declined $1.3 million, or 1%, to $105.7 million from $107.0 million in 2008. The decrease was attributable to lower sales commissions and other miscellaneous selling expenses, offset by higher selling expenses of businesses acquired in year 2008. As a percentage of sales, selling expenses in 2009 declined to 9.2% from 9.8% in 2008. The decline was primarily due to lower selling expense as a percentage of sales for businesses acquired in 2008.
General and administrative expenses for 2009 increased $16.5 million, or 21%, to $95.3 million from $78.8 million in 2008. This increase was primarily caused by the impact of acquisitions (including direct expenses and incremental intangible asset amortization), an increase in share-based compensation and an increase in bad debt expense. Overall, as a percentage of sales, general and administrative expenses in 2009 increased to 8.3% from 7.2% in 2008 due to the factors described above and lower same-store sales.
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
To the extent the net book value of the Company as a whole is greater than the Company’s market capitalization, all or a significant portion of its goodwill may be considered impaired. As a result of the decline in the market capitalization of the Company during 2009, and a weakening operating performance outlook driven primarily by the U.S. recession, the Company concluded that a triggering event occurred for the quarter ended December 31, 2008 and recognized a non-cash, pre-tax impairment of its goodwill during that quarter of $62.5 million. In connection with the year ended March 31, 2009, the Company performed an additional, required annual impairment test of goodwill and recognized a non-cash, pre-tax impairment of goodwill of $20.8 million in the quarter ended March 31, 2009. For the fiscal year, the total non-cash, pre-tax impairment of goodwill and accompanying charge to earnings was $83.3 million.
Litigation and other charges for 2009 of $17.3 million primarily relates to jury rendered verdicts for compensatory and punitive damages against the Company due to a lawsuit involving an isolated dispute between the Company and the former employer of an existing sales employee. As a result of these verdicts, a pre-tax litigation charge of $17.0 million has been recognized in the consolidated financial statements. The judge may also award the plaintiff their attorney fees and costs. We intend to continue our defense of this matter and appeal the judgment, as well as pursue potential insurance reimbursement, which has previously been denied.
Other income for 2009 decreased $2.3 million to $0.8 million from $3.1 million in 2008. Other income primarily consists of foreign currency transaction gains resulting from certain transactions of our Canadian and Czech Republic subsidiaries that are denominated in U.S. dollars.

Net interest expense for 2009 increased $3.0 million, or 25%, to $15.0 million from $12.0 million in 2008, primarily due to a higher level of average debt outstanding due to borrowings used to fund 2008 acquisitions, capital expenditures and share repurchases under our now expired common stock repurchase program during the second and third quarters of 2008. The increase was partially offset by a decline in our weighted average interest rate on LIBOR-based debt.
Income tax benefit for 2009 was $5.8 million, reflecting an overall effective tax rate of 12.8% as compared to an effective tax rate of 32.8% in 2008. In 2009, the effective tax rate declined primarily as a result of the goodwill impairment charges and lower pretax book income. Without the goodwill impairment charges, the effective tax rate for 2009 would be 39.1%, compared to an effective rate of 32.8% in 2008. This increase in effective rate was primarily due to a lower tax benefit resulting from a reduction of reserves related to certain tax positions in 2009 compared to 2008.
Liquidity and Capital Resources
Sources and Uses of Cash
Our historical sources of cash have primarily been cash provided by operations and borrowings under our various bank credit facilities. Our historical uses of cash have been for acquisitions of printing businesses, capital expenditures, payment of principal and interest on outstanding debt obligations, repurchases of our common stock and for working capital requirements. Various components of our statement of cash flows are as follows and should be read in conjunction with our consolidated statements of cash flows and the notes thereto included in Item 8. Financial Statements and Supplementary Data:

	Year Ended March 31
	2010	2009	2008
	(In millions)

Net cash provided by operating activities	$160.9	$141.1	$110.2
Acquisitions of businesses	(2.9)	(6.7)	(97.3)
Capital expenditures, net of proceeds from asset dispositions (1)	(21.1)	(68.2)	(39.4)
Net proceeds (payments) under bank credit facilities	(104.8)	(53.1)	177.4
Net payments on term equipment notes and other debt	(31.1)	(21.6)	(1.1)
Payments to repurchase and retire common stock	—	—	(150.0)
Purchase of remaining interest in consolidated subsidiary	(5.5)	—	—
Proceeds from exercise of stock options	1.3	3.0	2.9

(1)	Excludes capital expenditures of $7.3 million in fiscal 2009 and $41.0 million in fiscal 2008, which were directly financed.
Additionally, our cash position, working capital and debt obligations as of March 31, 2010, 2009 and 2008 are shown below and should be read in conjunction with our consolidated balance sheets and the notes thereto included in Item 8. Financial Statements and Supplementary Data:

	March 31
	2010	2009	2008
	(In millions)

Cash and cash equivalents	$6.7	$9.8	$15.1
Working capital	48.4	109.4	138.3
Total debt	181.6	314.2	385.7
Net cash provided by operating activities increased by $19.8 million for fiscal 2010 compared to fiscal 2009. This increase was due primarily to changes in working capital items. The decline in working capital was primarily due to a decline in accounts receivable and prepaid expenses and an increase in accounts payable, accrued liabilities and income taxes payable. During fiscal 2010, we invested $28.2 million in new technology, equipment and real estate.
We believe that our cash flow provided by operations, combined with new borrowings, will be adequate to cover our fiscal 2011 working capital needs, debt service requirements, planned capital expenditures, including acquisitions of printing businesses.

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
Debt Obligations
Our primary bank credit facility (as amended, the “Credit Agreement”) currently provides for $300 million in revolving credit and has a maturity date of October 6, 2011. At March 31, 2010, outstanding borrowings under the Credit Agreement were $88.2 million and accrued interest at a weighted average rate of 2.3%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either LIBOR plus a margin of 1.625% to 3.0%, or an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus 0.5%) plus a margin of 0.125% to 1.5%. We are also required to pay an annual commitment fee ranging from 0.25% to 0.5% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At March 31, 2010 the applicable LIBOR interest rate margin was 2.0% and the applicable commitment fee was 0.25%.
We are subject to certain covenants and restrictions, including limitations on additional indebtedness we may incur in the future, and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at March 31, 2010. In the event that we are unable to remain in compliance with the Credit Agreement’s covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event that we were unable to obtain a waiver from our lenders or renegotiate or refinance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would result.
We also maintain an unsecured credit facility with a commercial bank (the “A&B Credit Facility”) currently consisting of a U.S. $5 million maximum borrowing limit component and a separate Canadian dollar (“C$”) C$23 million maximum borrowing limit component. At March 31, 2010, outstanding borrowings under such facility were $2.0 million, which accrued interest at a weighted average rate of 2.5%, and C$14.0 million ($13.7 million U.S. equivalent), which accrued interest at a weighted average rate of 2.8%. There are no significant covenants or restrictions set forth in the A&B Credit Facility; however, a default by us under the Credit Agreement constitutes a default under the A&B Credit Facility.
In addition, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million. One facility expires in October 2011 while the other facility expires in December 2010. At March 31, 2010, outstanding borrowings under the Auxiliary Bank Facilities totaled $9.3 million and accrued interest at a weighted average rate of 2.9%. Because we currently have the ability and intent to refinance the borrowings outstanding under the Auxiliary Bank Facilities expiring in December 2010, such borrowings are classified as long-term debt in our consolidated balance sheet at March 31, 2010. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.
At March 31, 2010, outstanding borrowings under our term equipment notes totaled $64.6 million and accrued interest at rates between 3.9% and 7.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance, and are secured by certain equipment of the Company. We are not subject to any significant financial covenants in connection with any of the term equipment notes. Most of the term equipment notes cross-default to the events of default set forth in the Credit Agreement.

At March 31, 2010, other debt obligations totaled $3.8 million and provided for principal payments plus interest (at fixed and variable rates) for defined periods up to 16 years from the date of issuance. We do not have any significant financial covenants or restrictions associated with the other debt obligations.
As of March 31, 2010, our available credit under existing credit facilities was $218.8 million.
Contractual Obligations and Other Commitments
As of March 31, 2010, the scheduled maturity of our contractual obligations is as follows (in millions):

		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years	Other

Debt obligations(1)	$181.6	$22.2	$147.7	$10.9	$0.8	$—
Operating lease obligations	89.1	18.3	29.6	18.0	23.2	—
Unrecognized tax benefits	14.7	—	—	—	—	14.7

(1)	Includes all long-term debt, including the current portion of long-term debt on the face of the balance sheet as of March 31, 2010.
Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business.
Letters of credit —We had letters of credit outstanding as of March 31, 2010 totaling $5.5 million. All of these letters of credit were issued pursuant to the terms of our Credit Agreement, which expires October 6, 2011.
Insurance programs — We maintain third-party insurance coverage in amounts and against risks we believe are reasonable under our circumstances. We are self-insured for most workers’ compensation claims and for a significant component of our group health insurance programs. For these exposures, we accrue expected loss amounts which are determined using a combination of our historical loss experience and subjective assessment of the future costs of incurred losses, together with advice provided by administrators and consulting actuaries. The estimates of expected loss amounts are subject to uncertainties arising from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions, which could result in an increase or decrease in accrued costs in future periods for claim matters which occurred in a prior period. Although we believe that the accrued loss estimates are reasonable, significant differences related to the items noted above could materially affect our risk exposure, insurance coverage, and future expense.
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
Revenue Recognition — We primarily recognize revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into our fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Revenue from distribution services is recognized when the services are provided. Because printed products manufactured for our customers are customized based upon the customer’s specifications, product returns are insignificant. Revenue is recognized net of sales taxes.
Receivables, net of valuation allowance — Accounts receivable at March 31, 2010 were $169.9 million, net of a $4.3 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by the continuing contraction in the U.S. economy or other factors beyond our control. Changes in our estimates of collectibility could have a material adverse effect on our consolidated financial condition or results of operations.

Impairment of Goodwill — We evaluate the carrying value of our goodwill as of each fiscal year end, or at any time that management becomes aware of an indication of potential impairment. Under the applicable accounting standards, the goodwill impairment analysis is a two-step test. In the first step, we determine fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”), multiplied by management’s estimate of an appropriate enterprise value-to-EBITDA multiple for each reporting unit, adjusted for a control premium. Management’s total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on or around the applicable balance sheet date, after considering an appropriate control premium (25% at March 31, 2010, based upon historical transactions in the printing industry). This total Company enterprise value-to-EBITDA multiple is then used as a starting point in determining the appropriate multiple for each reporting unit. If the carrying value of the reporting unit exceeds the estimated fair value of the reporting unit, we must perform a second step to measure the amount of impairment. This second step involves estimating the fair value of identifiable tangible and intangible assets and determining an implied value of goodwill. To the extent the implied value of goodwill is less than the carrying value of goodwill for a particular reporting unit, we are required to record an impairment charge. The process of determining the fair values of assets and liabilities can involve a considerable degree of estimation.
Impairment of long-lived assets — We evaluate long-lived assets, including property, plant and equipment, and intangible assets other than goodwill or intangible assets with indefinite lives whenever events or changes in conditions indicate that the carrying value may not be recoverable. The evaluation requires us to estimate future undiscounted cash flows associated with an asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, then the need for an impairment exists. Estimating future cash flows requires judgments regarding future economic conditions, demand for services and pricing. Although we believe our estimates are reasonable, significant differences in the actual performance of the asset or group of assets may materially affect our asset values and require an impairment charge in future periods.
Insurance liabilities — We are self-insured for the majority of our workers’ compensation and group health insurance costs. Insurance claims liabilities have been accrued using a combination of our historical loss experience and subjective assessment of the future costs of incurred losses, together with advice provided by administrators and consulting actuaries. The estimates of expected loss amounts are subject to uncertainties arising from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions, which could result in an increase or decrease in accrued costs in future periods for claims matters which occurred in a prior period.
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
Accounting for acquisitions — The allocations of purchase price to acquired assets and liabilities are initially based on estimates of fair value and are prospectively revised if and when additional information concerning certain asset and liability valuations we are waiting for at the time of the initial allocations is obtained, provided that such information is received no later than one year after the date of acquisition. In addition, when appropriate we retain an independent third-party valuation firm to assist in the identification, valuation and determination of useful lives of identifiable intangible assets in connection with our acquisitions.

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
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. We are exposed to market risk in interest rates related primarily to our debt obligations, which as of March 31, 2010 include $64.8 million of fixed rate debt and $116.8 million of variable rate debt. A 1.0% increase in the interest rate on our variable rate debt would change our interest expense by approximately $1.2 million on an annual basis. The following table sets forth the average interest rate for the scheduled maturities of our debt obligations as of March 31, 2010 ($ in millions):

								Estimated
								Fair Value
								At March 31,
	2011	2012	2013	2014	2015	Thereafter	Total	2010
Fixed Rate Debt:
Amount	$21.8	$16.1	$15.2	$6.4	$4.5	$0.8	$64.8	$64.9
Average interest rate	5.63%	5.75%	5.59%	5.89%	5.85%	6.23%	5.7%
Variable Rate Debt:
Amount	$0.4	$113.4 (1)	$3.0	$—	$—	$—	$116.8	$117.0
Average interest rate	.45%	2.40%	.45%	—	—	—	2.34%

(1)	Includes $13.7 million denominated in Canadian dollars.

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
Management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2010. The Company’s internal control over financial reporting as of March 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Consolidated Graphics, Inc.:
We have audited the accompanying consolidated balance sheets of Consolidated Graphics, Inc. and subsidiaries (collectively, the Company) as of March 31, 2010 and 2009, and the related consolidated income statements, statements of shareholders’ equity, and statements of cash flows for each of the years in the three-year period ended March 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consolidated Graphics, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 21, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
May 21, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Consolidated Graphics, Inc.:
We have audited Consolidated Graphics, Inc.’s (the Company) internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2010 and 2009, and the related consolidated income statements, statements of shareholders’ equity, and statements of cash flows for each of the years in the three-year period ended March 31, 2010, and our report dated May 21, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
May 21, 2010

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31
	2010	2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,741	$9,762
Accounts receivable, net	169,915	173,501
Inventories	48,879	52,737
Prepaid expenses	9,316	17,340
Deferred income taxes	17,294	18,909

Total current assets	252,145	272,249
PROPERTY AND EQUIPMENT, net	380,708	430,519
GOODWILL	24,226	29,436
OTHER INTANGIBLE ASSETS, net	22,647	24,691
OTHER ASSETS	7,509	8,313

	$687,235	$765,208

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$22,235	$27,026
Accounts payable	83,955	48,519
Accrued liabilities	88,174	86,718
Income taxes payable	9,417	553

Total current liabilities	203,781	162,816
LONG-TERM DEBT, net of current portion	159,321	287,164
OTHER LIABILITIES	14,729	14,794
DEFERRED INCOME TAXES, net	39,978	49,970

Total liabilities	417,809	514,744
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 11,211,216 and 11,152,875 issued and outstanding	112	111
Additional paid-in capital	166,094	163,131
Retained earnings	101,894	87,806
Accumulated other comprehensive income (loss)	1,326	(584)

Total shareholders’ equity	269,426	250,464

	$687,235	$765,208

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)

	Year Ended March 31
	2010	2009	2008

SALES	$990,861	$1,145,146	$1,095,388
COST OF SALES	770,075	874,711	812,401

Gross profit	220,786	270,435	282,987
SELLING EXPENSES	91,378	105,688	106,952
GENERAL AND ADMINISTRATIVE EXPENSES	88,091	95,261	78,804
GOODWILL IMPAIRMENT CHARGE	6,134	83,324	—
LITIGATION AND OTHER CHARGES	7,210	17,350	—
OTHER EXPENSE (INCOME), NET	357	(809)	(3,064)

Operating income (loss)	27,616	(30,379)	100,295
INTEREST EXPENSE	9,773	15,260	12,366
INTEREST INCOME	(181)	(265)	(346)

Income (loss) before taxes	18,024	(45,374)	88,275
INCOME TAX EXPENSE (BENEFIT)	3,936	(5,804)	28,951

Net income (loss)	$14,088	$(39,570)	$59,324

BASIC EARNINGS (LOSS) PER SHARE	$1.26	$(3.55)	$4.76
DILUTED EARNINGS (LOSS) PER SHARE	$1.23	$(3.55)	$4.63

SHARES USED TO COMPUTE EARNINGS (LOSS) PER SHARE
Basic	11,169	11,138	12,463
Diluted	11,453	11,138	12,822
See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE, March 31, 2007	13,694	$137	$185,098	$180,113	$188	$365,536
Net income	—	—	—	59,324	—	59,324
Other comprehensive income — currency translation adjustment, net of tax	—	—	—	—	(1,086)	(1,086)

Total comprehensive income	—	—	—	—	—	58,238
Exercise of stock options, including tax benefit	67	1	2,869	—	—	2,870
Share-based compensation expense	—	—	2,057	—	—	2,057
Repurchase and retire common stock	(2,682)	(27)	(36,820)	(113,250)	—	(150,097)
Cumulative effect of adoption of ASC 740	—	—	—	1,189	—	1,189

BALANCE, March 31, 2008	11,079	111	153,204	127,376	(898)	279,793

Net loss	—	—	—	(39,570)	—	(39,570)
Other comprehensive income — currency translation adjustment, net of tax	—	—	—	—	314	314

Total comprehensive loss	—	—	—	—	—	(39,256)
Exercise of stock options, including tax benefit	74	—	3,019	—	—	3,019
Share-based compensation expense	—	—	6,908	—	—	6,908

BALANCE, March 31, 2009	11,153	111	163,131	87,806	(584)	250,464

Net income	—	—	—	14,088	—	14,088
Other comprehensive income — currency translation adjustment	—	—	—	—	1,910	1,910

Total comprehensive income	—	—	—	—	—	15,998
Exercise of stock options, including tax benefit	58	1	1,310	—	—	1,311
Share-based compensation expense	—	—	5,031	—	—	5,031
Purchase of remaining interest in a consolidated subsidiary	—	—	(3,378)	—	—	(3,378)

BALANCE, March 31, 2010	11,211	$112	$166,094	$101,894	$1,326	$269,426

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31
	2010	2009	2008

OPERATING ACTIVITIES

Net income (loss)	$14,088	$(39,570)	$59,324
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation	67,616	62,999	51,460
Amortization	3,734	4,128	2,426
Bad debt expense	974	4,116	1,203
Goodwill impairment charge	6,134	83,324	—
Litigation and other charges	7,210	17,350	—
Foreign currency (gain) loss	(422)	559	(3,807)
Deferred income taxes	(6,366)	(12,922)	6,029
Share-based compensation expense	5,031	6,908	2,057
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	6,191	30,302	216
Inventories	4,845	8,022	(32)
Prepaid expenses	8,056	(10,482)	1,232
Other assets	494	(503)	(258)
Accounts payable and accrued liabilities	34,202	(14,692)	(3,902)
Other liabilities	(68)	1,139	(5,812)
Income taxes payable	9,149	374	46

Net cash provided by operating activities	160,868	141,052	110,182

INVESTING ACTIVITIES

Acquisitions of businesses, net of cash acquired	(2,944)	(6,684)	(97,258)
Purchases of property and equipment	(28,244)	(69,600)	(41,394)
Proceeds from asset dispositions	7,163	1,447	2,019

Net cash used in investing activities	(24,025)	(74,837)	(136,633)

FINANCING ACTIVITIES

Proceeds from bank credit facilities	161,042	200,276	289,377
Payments on bank credit facilities	(265,839)	(253,339)	(111,972)
Proceeds from issuance of term equipment notes	—	1,926	15,558
Payments on term equipment notes and other debt	(31,120)	(23,530)	(16,645)
Payments to repurchase and retire common stock	—	—	(150,097)
Purchase of remaining interest in consolidated subsidiary	(5,500)	—	—
Proceeds from exercise of stock options, including excess tax benefit	1,311	3,019	2,869

Net cash provided by (used in) financing activities	(140,106)	(71,648)	29,090

Effect of exchange rate changes on cash and cash equivalents	242	64	449

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,021)	(5,369)	3,088
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,762	15,131	12,043

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,741	$9,762	$15,131

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
1. BUSINESS
Consolidated Graphics, Inc. (collectively with its consolidated subsidiaries referred to as “the Company”) is a provider of commercial printing and print-related services with 70 printing businesses in 27 states, Toronto and Prague.
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
The Company’s sales are derived from providing commercial printing and print-related services. These services consist of (i) traditional print services, including electronic prepress, digital and offset printing, finishing, storage and delivery of high-quality printed documents which are custom manufactured to its customers’ design specifications; (ii) fulfillment and mailing services for such printed materials; (iii) technology solutions that enable its customers to more efficiently procure and manage printed materials and/or design, procure, distribute, track and analyze results of printing-based marketing programs and activities; and (iv) crossmedia capabilities allowing its customers to supplement the message of their printed materials through other media, such as the internet, email, or text messaging.
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

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Pursuant to the Company’s cash management system, the Company deposits cash into its bank accounts as checks written by the Company are presented to the bank for payment. Checks issued by the Company but not presented to the bank for payment are included in accounts payable and totaled $40,342 as of March 31, 2010 and $5,684 as of March 31, 2009.
Revenue Recognition and Accounts Receivable — The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Revenue from distribution services is recognized when the services are provided. Because printed products manufactured for the Company’s customers are customized based upon the customers specifications, product returns are not significant. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 6% of the Company’s revenues in any of the years ended March 31, 2010, 2009 or 2008. The Company maintains an allowance for doubtful accounts based upon its evaluation of aging of receivables, historical experience and the current economic environment. Accounts receivable in the accompanying consolidated balance sheets are reflected net of allowance for doubtful accounts of $4,348 and $6,556 at March 31, 2010 and 2009, respectively.
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

	March 31
	2010	2009

Raw materials	$20,932	$22,587
Work in progress	22,354	24,896
Finished goods	5,593	5,254

	$48,879	$52,737

Goodwill and Long-Lived Assets — Goodwill totaled $24,226 at March 31, 2010 and represents the excess of the Company’s purchase cost over the fair value of the net identifiable assets acquired, net of previously recorded amortization and impairment charges. The Company assesses the impairment of goodwill by estimating the fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”) multiplied by management’s estimate of an appropriate enterprise value-to-EBITDA multiple for each reporting unit, adjusted for a control premium. Management’s total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on or around the applicable balance sheet date, after considering an appropriate control premium (25% at March 31, 2010, based upon historical transactions in the printing industry). This total Company enterprise value-to-EBITDA multiple is then used as a starting point in determining the appropriate multiple for each reporting unit. Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.
Under the applicable accounting standards, the goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment. The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangible assets as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill in the “proforma” business combination accounting described above exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. A recognized impairment loss cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. The Company recognized a non-cash, pre-tax impairment charge to its goodwill in the amount of $6,134 for the year ended March 31, 2010 and $83,324 for the year ended March 31, 2009. Tax benefits totaling $2,392 in 2010 and $20,055 in 2009 were recorded in connection with these impairments. The Company conducted its required annual evaluation of goodwill and determined that no impairment charges were required for the year ended March 31, 2008.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
Goodwill is as follows:

	Year Ended March 31
	2010	2009	2008
	(In millions)

Beginning balance, gross	$236,702	$226,365	$210,087

Accumulated impairments	(207,266)	(123,942)	(123,942)
Beginning balance, net	29,436	102,423	86,145
Acquisitions	—	10,337	16,278
Foreign exchange translation	924	—	—

Impairment charges	(6,134)	(83,324)	—

Ending balance	$24,226	$29,436	$102,423

The Company compares the carrying value of long-lived assets, including property, plant and equipment and intangible assets other than goodwill or intangible assets with indefinite lives to projections of future undiscounted cash flows attributable to such assets. In the event that the carrying value of any long-lived asset exceeds the projection of future undiscounted cash flows attributable to such asset, the Company records an impairment charge against income equal to the excess, if any, of the carrying value over the asset’s fair value. The Company recorded impairments of $3,973 in 2010 and $350 in 2009, which are included in litigation and other charges in the consolidated income statements.
The net book value of other intangible assets at March 31, 2010 was $22,647. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions and are generally amortized on a straight-line basis over periods of between 5 and 25 years. Such assets are evaluated for recoverability with other long-lived assets as discussed above. Amortization expense totaled $3,734 in 2010, $4,128 in 2009 and, $2,426 in 2008. The Company’s future amortization expense by fiscal year are as follows:

	2011	2012	2013	2014	2015

Amortization expense	$3,521	$3,521	$3,521	$3,189	$3,189
Accrued Liabilities — The significant components of accrued liabilities are as follows:

	March 31
	2010	2009

Compensation and benefits	$25,810	$29,634
Litigation reserve	17,567	17,000
Advances from customers	13,677	14,290
Other(1)	18,026	12,468
Manufacturing materials and services	8,040	8,127
Sales, property and other taxes	5,054	5,199

	$88,174	$86,718

(1)
Other accrued liabilities are principally comprised of accrued self-insurance claims for certain insurance programs. None of the individual items in other accrued liabilities at March 31, 2010 and 2009 were individually greater than 5% of total current liabilities in those years.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
Litigation Charge — In late fiscal 2009, a jury rendered verdicts for compensatory and punitive damages against the Company due to a lawsuit involving an isolated dispute between the Company and the former employer of an existing sales employee. As a result of these verdicts, a pre-tax litigation charge of $17,000 was accrued in the fiscal 2009 consolidated financial statements. In fiscal 2010 the Company accrued additional charges to reflect the actual damages, fees and other costs included in the order entered by the judge. The Company intends to continue its defense of this matter, and will appeal the judgment. (See Note 7. Commitments and Contingencies).
Income Taxes — The provision for income taxes includes federal, state and foreign income taxes which are currently payable or deferred based on current tax laws. Deferred income taxes are provided for the tax consequences of differences between the financial statement and tax bases of assets and liabilities. The Company reduces deferred tax assets by a valuation allowance when, based on its estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The Company is subject to audit by taxing authorities and these audits occasionally result in proposed assessments which may result in additional tax liabilities and, in some cases, interest and penalties. The Company recognizes a tax position in its financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. The recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. The Company has a reserve for unrecognized tax benefits related to uncertain tax positions. The Company adjusts the reserve upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon effective settlement, or upon the expiration of the statute of limitations relating to such tax positions, in the period in which such event occurs. Although we believe our estimates are reasonable, the final outcome of uncertain tax positions may be different from that which is reflected in the financial statements.
Supplemental Cash Flow Information — The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. Total capital expenditures excluding non-cash transactions were $28,244, $69,600 and $41,394 for the years ended March 31, 2010, 2009 and 2008, respectively. Certain capital expenditures considered non-cash transactions were $7,277 and $41,015 for the years ended March 31, 2009 and 2008, respectively, and were financed using term notes (See Note 5. Long-Term Debt). Total capital expenditures, including cash and non-cash transactions, were $28,244, $76,877 and $82,409 for the years ended March 31, 2010, 2009 and 2008, respectively. The Company paid cash for interest totaling $9,636, $14,848 and $12,663 for the years ended March 31, 2010, 2009 and 2008, respectively. The Company received an income tax refund, net of taxes paid, totaling $7,036 for the year ended March 31, 2010. The Company paid cash for income taxes, net of refunds, totaling $14,427 and $26,745 for the years ended March 31, 2009 and 2008, respectively.
Recent Accounting Pronouncements — In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13, which amends the criteria in ASC 605, Revenue Recognition, for revenue recognition in multiple deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This update is effective for fiscal years beginning on or after June 15, 2010, and may be applied on either prospective or retrospective basis, with early adoption permitted. The Company elected to early adopt ASU 2009-13 effective for fiscal year 2010. The early adoption had no effect on the Company’s consolidated financial condition or results of operations.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
Other Information
Earnings Per Share — Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares, dilutive stock options and restricted stock unit awards outstanding using the treasury stock method. Earnings per share are set forth below:

	Year Ended March 31
	2010	2009	2008

Numerator:
Net income (loss)	$14,088	$(39,570)	$59,324
Denominator:
Weighted average number of common shares outstanding	11,168,665	11,138,141	12,462,617
Dilutive options and awards	284,720	—	359,393

Diluted weighted average number of common shares outstanding	11,453,385	11,138,141	12,822,010

Net earnings (loss) per share
Basic	$1.26	$(3.55)	$4.76
Diluted	$1.23	$(3.55)	$4.63
Diluted net earnings (loss) per share takes into consideration the dilution of certain unvested restricted stock unit awards and unexercised stock options. For the year ended March 31, 2010, options to purchase 1,093,987 shares of common stock were outstanding but not included in the computation of diluted net earnings per share because the option exercise price exceeded the average annual fair value of the Company’s common stock such that their inclusion would have an anti-dilutive effect. For the year ended March 31, 2009, options to purchase 1,829,151 shares were outstanding but not included in the computation of diluted net loss per share because of the net loss during 2009. Their inclusion would have had an anti-dilutive effect. Of the 1,829,151 options to purchase shares, 1,112,276 shares had an option exercise price that exceeded the average annual fair value of the Company’s common stock. For the year ended March 31, 2008, options to purchase 16,486 shares of common stock were outstanding but not included in the computation of diluted net earnings per share because the option exercise price exceeded the average annual fair value of the Company’s common stock such that their inclusion would have an anti-dilutive effect.
Related Party Transactions — In the normal course of business, the Company leases certain real estate from individuals who formerly owned an acquired printing business and are now employed by the Company. Related party rental expense totaled $821 for fiscal 2010 and 2009 and $1,761 for fiscal 2008.
Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the recorded values of its variable rate debt obligations, which totaled $116,787 and $218,801 at March 31, 2010 and 2009, respectively, approximated their fair values. The Company believes that the recorded values of its fixed rate debt obligations which totaled $64,769 and $95,389 at March 31, 2010 and 2009, respectively, approximated their fair values. Estimates of fair value are based on estimated interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.
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
Share-Based Compensation — The Company accounts for share-based compensation by measuring the cost of the employee services received in exchange for an award of equity instruments, including grants of stock options and restricted stock unit awards, based on the fair value of the award at the date of grant. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected as cash flow from financing activities in the consolidated statement of cash flows.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
Foreign Currency — Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at period-end exchange rates. Income and expense items are translated at the average monthly exchange rates. The effects of period-end translation are included as a component of Accumulated Other Comprehensive Income in the consolidated statements of shareholders’ equity. The net foreign currency transaction loss (gain) related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency totaled $357, ($809) and ($3,064) in fiscal 2010, 2009 and 2008, respectively, and is recorded in Other (Income) Expense on the consolidated income statements.
Accumulated Other Comprehensive Income (Loss) — Accumulated Other Comprehensive Income (Loss) is comprised of foreign currency translation adjustments.
Geographic Information — Revenues of the Company’s subsidiaries operating outside the United States were $49,980, $45,984 and $51,773 in fiscal 2010, 2009 and 2008, respectively, and long-lived assets were $35,822 and $34,632 as of March 31, 2010 and 2009, respectively.
3. ACQUISITIONS
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
In fiscal 2010, the Company paid cash totaling $2,194 to acquire certain assets of two printing businesses and $750 to satisfy liabilities in connection with a prior period acquisition. In addition, the Company paid cash totaling $5,500 to acquire the remaining interest in a consolidated subsidiary. The purchase price of $5,500 plus transaction costs were recorded directly to Shareholders’ Equity, net of a deferred tax benefit of $2,160.
In fiscal 2009, the Company paid cash totaling $6,684 to satisfy certain liabilities incurred in connection with certain prior period acquisitions.
In fiscal 2008, the Company paid cash totaling $91,140 to acquire the stock or assets of three printing businesses. The final allocation of the purchase price of the businesses acquired includes current assets of $38,832, property and equipment of $39,872, goodwill of $32,992 (of which 100% is deductible for tax purposes), other intangible assets of $11,900 and other assets of $212, less accrued liabilities of $18,943 and debt assumed of $13,725. Other intangible assets primarily consist of $4,900 for customer lists (generally amortized over 8 years), $4,900 for trade names (generally amortized over 10 years) and $2,100 of other intangibles (generally amortized over 5 years). Additionally, the Company paid cash totaling $6,118 to satisfy certain liabilities incurred in connection with certain prior period acquisitions. Based on certain additional information received by the Company regarding its fiscal 2007 acquisitions, $3,687 of purchase price previously attributed to goodwill was allocated to other intangible assets during fiscal 2008.

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
The following is a summary of the Company’s property and equipment and their estimated useful lives:

			Estimated
	March 31		Life
Description	2010	2009	in Years

Land	$15,334	$14,887	—
Buildings and leasehold improvements	117,504	114,679	5-30
Machinery and equipment	565,173	579,620	5-20
Computer equipment and software	38,733	37,022	2-5
Furniture, fixtures and other	14,420	19,427	2-7

	751,164	765,635
Less—accumulated depreciation	(370,456)	(335,116)

	$380,708	$430,519

Depreciation expense related to the Company’s property and equipment totaled $66,427 in 2010, $62,634 in 2009 and $49,964 in 2008.
5. LONG-TERM DEBT
The following is a summary of the Company’s long-term debt as of:

	March 31
	2010	2009

Bank credit facilities	$113,186	$214,701
Term equipment notes	64,612	90,980
Other	3,758	8,509

	181,556	314,190
Less—current portion	(22,235)	(27,026)

	$159,321	$287,164

The Company’s primary bank credit facility (as amended, the “Credit Agreement”) currently provides for $300,000 in revolving credit and has a maturity date of October 6, 2011. At March 31, 2010, outstanding borrowings under the Credit Agreement were $88,200 and accrued interest at a weighted average rate of 2.3%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either LIBOR plus a margin of 1.625% to 3.0%, or an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus 0.5%) plus a margin of 0.125% to 1.5%. The Company is also required to pay an annual commitment fee ranging from 0.25% to 0.5% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At March 31, 2010, the applicable LIBOR interest rate margin was 2.0% and the applicable commitment fee was 0.25%.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
The Company is subject to certain covenants and restrictions, including limitations on additional indebtedness it may incur in the future, and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at March 31, 2010. In the event the Company is unable to remain in compliance with the Credit Agreement covenants and financial tests contained in the Credit Agreement in the future, the Company’s lenders would have the right to declare it in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event the Company was unable to obtain a waiver from its lenders or renegotiate or refinance these obligations, a material adverse effect on the ability of the Company to conduct its operations in the ordinary course would likely result.
The Company also maintains an unsecured credit facility with a commercial bank (the “A&B Credit Facility”) currently consisting of a U.S. $5,000 maximum borrowing limit component and a separate Canadian dollar (“C$”) C$23,000 maximum borrowing limit component. At March 31, 2010, outstanding borrowings were $2,000 which accrued interest at a weighted average rate of 2.5%, and C$14,000 ($13,736 U.S. equivalent), which accrued interest at a weighted average rate of 2.8%. There are no significant covenants or restrictions set forth in the A&B Credit Facility; however, a default by the Company under the Credit Agreement constitutes a default under the A&B Credit Facility.
In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. One facility expires in October 2011 while the other facility expires in December 2010. At March 31, 2010, outstanding borrowings under the Auxiliary Bank Facilities totaled $9,250 and accrued interest at a weighted average rate of 2.9%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facilities expiring in December 2010, such borrowings are classified as long-term debt in the accompanying consolidated balance sheet at March 31, 2010. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.
At March 31, 2010, outstanding borrowings under term equipment notes totaled $64,612 and carried interest rates between 3.9% and 7.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. Most of the term equipment notes cross-default to the events of default set forth in the Credit Agreement.
At March 31, 2010, other debt obligations totaled $3,758 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with the other debt obligations.
As of March 31, 2010, the Company’s available credit under existing credit facilities was $218,834.
The principal payment requirements by fiscal year under the Company’s debt obligations referenced above are:

	2011	2012	2013	2014	2015	Thereafter

Debt obligations	$22,235	$129,428	$18,226	$6,404	$4,526	$737

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
6. INCOME TAXES
Income (loss) before income taxes for the years ended March 31 were as follows:

	Year Ended March 31
	2010	2009	2008

Domestic	$10,160	$(53,099)	$78,330
Foreign	7,864	7,725	9,945

Income before taxes	$18,024	$(45,374)	$88,275

The provision (benefit) for income taxes is comprised of the following:

	Year Ended March 31
	2010	2009	2008

Current
Federal	$8,098	$3,259	$17,927
State	837	1,974	3,001
Foreign	1,617	1,620	1,994

Current income taxes	10,552	6,853	22,922

Deferred
Federal	(5,548)	(9,688)	4,506
State	(1,552)	(3,318)	460
Foreign	484	349	1,063

Deferred income taxes	(6,616)	(12,657)	6,029

Income tax expense (benefit)	$3,936	$(5,804)	$28,951

The provision for income taxes differs from an amount computed at the federal statutory rate as follows:

	Year Ended March 31
	2010	2009	2008

Provision at the federal statutory rate	$6,309	$(15,881)	$30,896
Impairment of goodwill	—	11,390	—
Non-deductible expenses	961	1,259	1,569
Adjustment to unrecognized tax benefits	(1,007)	170	(4,748)
State income taxes, net of federal income tax benefit	(505)	(2,271)	3,103
Foreign income taxed at other rates	(651)	(734)	(423)
Benefit of domestic production deduction	(645)	(348)	(1,446)
Other	(526)	611	—

Income tax expense (benefit)	$3,936	$(5,804)	$28,951

At March 31, 2010 and 2009, a current income tax receivable of $1,248 and $9,206 was included in prepaid expenses, primarily relating to state and foreign overpayments for 2010 and federal income tax overpayments for 2009.
Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts as measured based on enacted tax laws and regulations. As of March 31, 2010 and 2009, the Company had tax benefits relating to various state net operating losses and other tax credit carryforwards, net of federal benefit, of $2,830 and $2,855. The losses and credits expire in years 2011 through 2030. The Company records a valuation allowance, when appropriate, to adjust deferred tax asset balances to the amount the Company expects to realize. The Company considers the history of taxable income and expectations of future taxable income, among other factors, in assessing the potential need for a valuation allowance. As of March 31, 2010 and 2009, a valuation allowance of $1,401 and $1,732 was recorded related to certain deferred tax assets.
Deferred U.S. income taxes and foreign withholding taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in foreign subsidiaries, because such excess is considered to be permanently reinvested in those operations. At March 31, 2010, approximately $2,300 of U.S. taxes and foreign withholding taxes would be due if the aggregate unremitted earnings of $20,554 were distributed.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
The components of deferred income tax assets and liabilities are as follows:

	March 31
	2010	2009
Deferred income tax assets
Goodwill and intangibles(1)	$26,713	$25,317
Litigation reserve	7,629	6,630
Compensation and benefit accruals	5,199	5,185
Stock based compensation	5,542	3,736
Other liabilities(1)	3,520	3,693
Net operating losses and credits(1)	2,830	2,855
Accounts receivable and inventories	—	2,038
Other	776	259

Total deferred income tax assets	52,209	49,713
Valuation allowance(1)	(1,401)	(1,732)

Net deferred income tax assets	$50,808	$47,981

Deferred income tax liabilities
Property and equipment	$71,640	$77,222
Prepaid expenses(2)	1,837	1,577
Accounts receivable and inventories(2)	15	—
Other	—	243

Total deferred income tax liabilities	$73,492	$79,042

(1)	These deferred income tax assets are long-term in nature and therefore are netted against long-term deferred income tax liabilities for presentation in the accompanying consolidated balance sheets.

(2)	These deferred tax liabilities are current in nature and therefore netted against current deferred income tax assets for presentation in the accompanying consolidated balance sheets.
On April 1, 2007, the Company adopted ASC 740 subtopic 10, which addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 subtopic 10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting ASC 740 subtopic 10 was recorded as a net increase to retained earnings of $1,189.
At the date of the adoption of ASC 740 subtopic 10, the Company had $19,334 of unrecognized tax benefits, including applicable interest and penalties. As of March 31, 2010 the balance of unrecognized tax benefits was $14,729. Of the unrecognized tax benefits at March 31, 2010, $14,100, if recognized, would decrease the Company’s effective income tax rate and increase net income. The unrecognized tax benefits relate to certain tax deductions claimed on federal and state tax returns for which the ultimate outcome is uncertain.
In the year ended March 31, 2010, the reserve for unrecognized tax benefits had a net decrease of $64. Of this amount, $1,007 resulted in a net decrease to tax expense. The decrease in the reserve for unrecognized tax benefits in fiscal year 2010 relates to deductions claimed on federal and state tax returns for which the ultimate outcome is uncertain. During fiscal 2009, substantially all of the $170 adjustment to the reserve for unrecognized tax benefits related to deductions claimed on state returns for which the ultimate outcome is uncertain. The Company does not expect a material change in the reserve for unrecognized tax benefits in fiscal year 2011.
The Company’s federal income tax returns for the tax years after 2005 remain subject to examination. The various states in which the Company is subject to income tax are generally open for the tax years after 2004.
The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. For the year-ended March 31, 2010, the Company recognized $248 of net interest expense related to tax uncertainties. Accrued interest and penalties of $2,001 and $1,754 related to income tax uncertainties were recognized as a component of other noncurrent liabilities at March 31, 2010 and March 31, 2009, respectively.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
The Company’s unrecognized tax benefit activity for the fiscal year ended March 31, 2010 and March 31, 2009, was as follows:

	March 31
	2010	2009
Unrecognized tax benefit at beginning of year	$14,793	$13,655
Additions for tax positions in prior periods	268	474
Decreases for tax positions in prior periods	(339)	—
Additions for tax positions in current periods	1,739	2,665
Settlements/audits	(49)	—
Lapse of statute of limitations	(1,683)	(2,001)

Unrecognized tax benefit at end of year	$14,729	$14,793

7. COMMITMENTS AND CONTINGENCIES
Operating Leases — The Company has entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of its business. The Company incurred total operating lease expense of $19,927, $19,823 and $15,548 for the years ended March 31, 2010, 2009 and 2008, respectively.
The Company’s future operating lease obligations by fiscal year are as follows:

	2011	2012	2013	2014	2015	Thereafter

Operating lease obligations	$18,291	$16,226	$13,411	$10,705	$7,279	$23,215
Letters of Credit — The Company had letters of credit outstanding as of March 31, 2010 totaling $5,547. All of these letters of credit were issued pursuant to the terms of the Company’s Credit Agreement, which expires in October 2011.
Insurance Programs — The Company maintains third-party insurance coverage in amounts and against risks it believes are reasonable in its circumstances. The Company is self-insured for most workers’ compensation claims and for a significant component of its group health insurance programs. For these exposures, the Company accrues expected loss amounts which are determined using a combination of its historical loss experience and subjective assessment of the future costs of incurred losses, together with advice provided by administrators and consulting actuaries. The estimates of expected loss amounts are subject to uncertainties arising from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions, which could result in an increase or decrease in accrued costs in future periods for claim matters which occurred in a prior period. Although the Company believes that the accrued loss estimates are reasonable, significant differences related to the items noted above could materially affect our risk exposure, insurance coverage and future expense.
Multi-Employer Pension Plans — The Company participates in multi-employer pension plans for certain of its employees covered by union agreements. Amounts expensed in the financial statements equal the contributions made to the pension plans during the year. Contributions to the multi-employer pension plans were $850 in 2010, $1,106 in 2009, and $1,270 in 2008. In May 2010, one of the Company’s printing businesses renegotiated its union agreement which provided, among other things, for the withdrawal from one of the multi-employer pension plans to which it contributed. The Company will accrue an estimate of $1,300 pre-tax liability in the quarter ended June 30, 2010 in connection with such withdrawal.
Legal Matters — In late fiscal 2009, a jury rendered verdicts for compensatory and punitive damages against the Company due to a lawsuit involving an isolated dispute between the Company and the former employer of an existing sales employee. As a result of these verdicts, a pre-tax litigation charge of $17,000 has been accrued in the fiscal 2009 consolidated financial statements. In fiscal 2010 the Company accrued additional charges to reflect the actual damages, fees and other costs included in the order entered by the judge. The Company intends to continue its defense of this matter, and intends to appeal the judgment.

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
8. SHARE-BASED COMPENSATION
Pursuant to the Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (as amended, the “Plan”), employees of the Company and members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock, restricted stock unit awards or other forms of equity-based compensation. Options granted pursuant to the Plan include incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended and non-qualified stock options. Options previously granted under the Plan were at a strike price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to ten years. Unvested options generally are cancelled upon termination of employment and vested options generally expire shortly after termination of employment. Otherwise, options expire after final vesting at the end of a fixed period generally not in excess of an additional five years. At March 31, 2010, a total of 2,165,079 common shares were reserved for issuance pursuant to the Plan, of which 322,259 shares of the Company’s common stock were available for future grants.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
The following table sets forth option and restricted stock unit award transactions under the Plan in terms of underlying shares of the Company’s common stock:

	For the Years Ended March 31
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at April 1	1,829,151	$37.85	1,479,977	$36.93	1,546,734	$36.66
Granted	90,000	17.38	730,000	46.02	73,112	45.35
Exercised	(58,341)	20.19	(73,864)	39.48	(69,480)	29.25
Forfeited or expired	(17,990)	34.98	(306,962)	52.24	(70,389)	45.58

Outstanding at March 31	1,842,820	37.61	1,829,151	37.85	1,479,977	36.93

Exercisable at March 31	1,105,313	33.99	962,630	31.10	1,215,282	35.61

For fiscal 2010, the numbers of shares granted includes 25,000 restricted stock unit awards having an aggregate fair value at date of grant of $331, the number of shares exercised includes vesting of 9,792 restricted stock unit awards and the number of shares outstanding at year-end includes 44,583 unvested restricted stock unit awards. For fiscal 2009, the number of shares granted includes 12,500 restricted stock unit awards having an aggregate fair value at date of grant of $709, the number of shares exercised includes vesting of 5,625 restricted stock unit awards and the number of shares outstanding at year-end includes 29,375 unvested restricted stock unit awards. For fiscal 2008, the number of shares granted includes 12,500 restricted stock unit awards having an aggregate fair value at date of grant of $926, the number of shares exercised includes vesting of 2,500 restricted stock unit awards and the number of shares outstanding at year-end includes 12,500 unvested restricted stock unit awards. For 2010, 2009 and 2008, the weighted average exercise price of shares granted, exercised and outstanding is based solely on stock option grants and exercises and excludes the restricted stock unit awards which have no exercise price component.
The total fair value of options and restricted stock unit awards which vested was $3,779, $1,693 and $1,307 for the years ended March 31, 2010, 2009 and 2008, respectively. The aggregate intrinsic value of options and restricted stock unit awards outstanding was $20,587, $758 and $27,996 for the years ended March 31, 2010, 2009 and 2008, respectively. The aggregate intrinsic value of options and restricted stock unit awards exercised was $1,222, $1,338 and $26,106 for the years ended March 31, 2010, 2009 and 2008, respectively.
The weighted average grant date fair value of stock options granted during the three years ended March 31, 2010, all of which were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes-Merton pricing model (“Black-Scholes”) are as follows:

	Year Ended March 31
	2010	2009	2008

Weighted average fair value per share of option grants during the year	$8.85	$20.46	$19.42
Assumptions:
Expected option life in years	6.5	6.5	6.1
Risk-free interest rate	2.3%	2.7%	3.7%
Expected volatility	49.2%	40.4%	38.8%
Expected dividend yield	—	—	—
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

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
Outstanding and exercisable stock options and restricted stock unit awards at March 31, 2010 were as follows:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Years	Shares	Price
Stock Options
$7.40 – $20.00	653,000	$14.49	3.6	436,000	$13.12
$20.01 – $30.00	51,250	23.02	3.4	51,250	23.02
$30.01 – $40.00	60,500	38.29	5.1	46,500	38.18
$40.01 – $50.00	150,119	42.31	4.6	106,495	42.25
$50.01 – $60.00	870,687	54.57	7.2	458,825	52.29
$60.01 – $66.00	12,681	64.22	2.6	6,243	63.80

	1,798,237	37.61	5.4	1,105,313	33.99
Restricted stock unit awards	44,583	—	1.0	—	—

Outstanding at March 31, 2010	1,842,820	—	5.4	1,105,313	33.99

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
The Company recorded $5,031 of share-based compensation expense for the year ended March 31, 2010. The after-tax impact to net income was $3,069, and the impact to both basic and diluted earnings per share was $.27 in fiscal 2010. For the year ended March 31, 2009, the Company recorded $6,908 of share-based compensation expense. The after-tax impact to net loss was $4,213, and the impact to both basic and diluted earnings per share was $.40 in fiscal 2009. For the year ended March 31, 2008, the Company recorded $2,057 of share-based compensation expense. The after-tax impact to net income was $1,255, and the impact to basic earnings per share was $.10 and the impact to diluted earnings per share was $.05 in fiscal 2008.
As of March 31, 2010, $5,812 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 1.7 years.
There were 322,259, 394,269 and 817,307 shares available for awards under the Plan as of March 31, 2010, 2009 and 2008, respectively. In fiscal 2010, the Plan was amended to increase the number of stock appreciation rights or stock awards, including restricted stock unit awards, that may be granted to participants to 112,500 underlying shares of the Company’s common stock.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
9. SUPPLEMENTAL SELECTED UNAUDITED QUARTERLY FINANCIAL DATA
The following table contains selected unaudited quarterly financial data from the consolidated income statements for each quarter of fiscal 2010 and 2009. The Company believes this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal annual earnings per share.

	1st	2nd	3rd		4th
	Quarter	Quarter	Quarter		Quarter

Fiscal 2010:
Sales	$225,861	$251,626	$276,374		$237,000
Gross profit	44,829	55,443	66,604		53,910
Net income (loss)	(314)	2,082	11,439	(1)	881	(2)
Basic earnings (loss) per share	(.03)	.19	1.02		.08
Diluted earnings (loss) per share	(.03)	.18	1.00		.08

Fiscal 2009
Sales	$285,194	$296,951	$315,815		$247,186
Gross profit	70,640	72,586	74,760		52,099
Net income (loss)	9,616	10,303	(43,566	)(3)	(15,923	)(4)
Basic earnings (loss) per share	.87	.92	(3.91)		(1.43)
Diluted earnings (loss) per share	.84	.90	(3.91)		(1.43)

(1)	Includes $1,914 litigation and other charges, net of taxes.

(2)	Includes $3,742 goodwill impairment charges and $878 litigation and other charges, net of taxes.

(3)	Includes $46,058 goodwill impairment charge and $10,370 litigation and other charges, net of taxes.

(4)	Includes $17,211 goodwill impairment charge and $213 litigation and other charges, net of taxes.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s Report is included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
The information called for by “Item 10. Directors, Executive Officers and Corporate Governance of the Registrants,” “Item 11. Executive Compensation,” “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” “Item 13. Certain Relationships and Related Transactions, and Director Independence” and “Item 14. Principal Accountant Fees and Services” is incorporated by reference herein from the Company’s Proxy Statement for its Annual Meeting of Shareholders (presently scheduled to be held August 12, 2010) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after March 31, 2010.
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
(a)(3)	Exhibits:

*3.1	—	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*3.2	—	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10- Q (June 30, 1998), Exhibit 3.1).
*3.3	—	Third Amended and Restated By-Laws of the Company, adopted effective as of January 1, 2010 (Consolidated Graphics, Inc. Form 8-K (November 2, 2009), Exhibit 99.1).
*3.4	—	First Amendment to the Third Amended and Restated By-Laws of the Company (Consolidated Graphics, Inc. Form 8-K (February 5, 2010), Exhibit 3.1).
*4.1	—	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*4.2	—
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

*4.3	—
Amendment to Rights Agreement dated as of July 10, 2006 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (July 13, 2006), Exhibits 2 and 3).

*4.4	—
Second Amendment to Rights Agreement dated as of September 25, 2007 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (September 28, 2007), Exhibits 3 and 4).

*4.5	—
Third Amendment to Rights Agreement dated as of December 4, 2009 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company, as Rights Agent (Consolidated Graphics, Inc. Form 8-K (December 4, 2009), Exhibit 4.1).

*10.1	—	Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (Consolidated Graphics, Inc. Form 10-Q (June 30, 2008), Exhibit 10.5).+
10.2	—	First Amendment to the Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan +
*10.3	—
Amended and Restated Employment Agreement executed on December 29, 2008, but effective as of May 22, 2008, between the Company and Joe R. Davis (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.1).+

*10.4	—
Amended and Restated Employment Agreement executed on December 29, 2008, but effective as of January 14, 2008, between the Company and Jon C. Biro (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.2).+

*10.5	—
Amended and Restated Change in Control Agreement, executed on December 29, 2008, but effective as of January 14, 2008, between the Company and Jon C. Biro (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.3).+

*10.6	—	Form of Indemnification Agreement for directors and officers (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 10.1).
*10.7	—	Form of First Amendment to Indemnification Agreement for directors and officers (Consolidated Graphics, Inc. Form 10-Q (December 31, 2008), Exhibit 10.4).
*10.8	—	Amended Schedule identifying the directors and officers parties to Indemnification Agreements with the Company. (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.8).
*10.9	—
Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of October 6, 2006 (Consolidated Graphics, Inc. Form 8-K (October 6, 2006), Exhibit 10.1).

*10.10	—
First Amendment to the Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of January 2, 2007 (Consolidated Graphics, Inc. Form 8-K (January 2, 2007), Exhibit 99.1).

*10.11	—
Second Amendment to the Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of November 9, 2007 (Consolidated Graphics, Inc. Form 8-K (November 14, 2007), Exhibit 10.1).

*10.12	—
Third Amendment to the Credit Agreement among the Company and JP Morgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of March 13, 2008 (Consolidated Graphics, Inc. Form 8-K (March 13, 2008), Exhibit 10.1).

*10.13	—
Fourth Amendment to the Credit Agreement among the Company and JP Morgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of August 4, 2008 (Consolidated Graphics, Inc. Form 8-K (August 8, 2008), Exhibit 10.1).

*10.14	—
Fifth Amendment to the Credit Agreement among the Company and JP Morgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of July 30, 2009 (Consolidated Graphics, Inc. Form 8-K (August 5, 2009), Exhibit 10.1).

*10.15	—	Form of Non-Employee Director Non-Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.13).+
*10.16	—	Form of Employee Incentive Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.14).+
*10.17	—	Form of Employee Non- Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.15).+
*10.18	—	Form of Restricted Stock Unit Agreement (Consolidated Graphics, Inc. Form 8-K (June 14, 2007), Exhibit 10.1).+
*10.19	—	Consolidated Graphics, Inc. Annual Incentive Compensation Plan, dated effective as of April 1, 2008 (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.2).+
*10.20	—	Form of Annual Incentive Award Agreement for Executives (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.3).+
21	—	List of Subsidiaries.
23	—	Consent of KPMG LLP.
24	—	Powers of Attorney.
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

+	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

			Utilization
	Balance at	Amount	of Reserve	Balance
	Beginning	Charged	(Net of	at End
Description	of Year	to Expense	Recoveries)	of Year

Allowance for Doubtful Accounts
Year Ended March 31, 2010	$6,556	$974	$(3,182)	$4,348
Year Ended March 31, 2009	3,575	4,116	(1,135)	6,556
Year Ended March 31, 2008	3,080	1,203	(708)	3,575
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Consolidated Graphics, Inc.:
Under date of May 21, 2010, we reported on the consolidated balance sheets of Consolidated Graphics, Inc. and subsidiaries (collectively, the Company) as of March 31, 2010 and 2009, and the related consolidated income statements, statements of shareholders’ equity, and statements of cash flows for each of the years in the three-year period ended March 31, 2010, which are included in Item 8 of this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II — Valuation and Qualifying Accounts, included herein. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP

Houston, Texas
May 21, 2010

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Houston, State of Texas on the 21st day of May, 2010.

CONSOLIDATED GRAPHICS, INC.
By:	/s/ Joe R. Davis
Joe R. Davis
Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe R. Davis Joe R. Davis	Chief Executive Officer and Director (Principal Executive Officer)	May 21, 2010

/s/ Jon C. Biro Jon C. Biro	Executive Vice President, Chief Financial and Accounting Officer and Secretary (Principal Financial and Accounting Officer)	May 21, 2010

/s/ LARRY J. ALEXANDER* Larry J. Alexander	Director

/s/ BRADY F. CARRUTH* Brady F. Carruth	Director

/s/ GARY L. FORBES* Gary L. Forbes	Director

/s/ JAMES H. LIMMER* James H. Limmer	Director

/s/ HUGH N. WEST* Hugh N. West	Director

*	By:	/s/ Joe R. Davis	May 21, 2010
Joe R. Davis
Attorney-in-Fact

Exhibit Index
(a)(3) Exhibits:

*3.1	—	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*3.2	—	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10- Q (June 30, 1998), Exhibit 3.1).
*3.3	—	Third Amended and Restated By-Laws of the Company, adopted effective as of January 1, 2010 (Consolidated Graphics, Inc. Form 8-K (November 2, 2009), Exhibit 99.1).
*3.4	—	First Amendment to the Third Amended and Restated By-Laws of the Company (Consolidated Graphics, Inc. Form 8-K (February 5, 2010), Exhibit 3.1).
*4.1	—	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*4.2	—
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

*4.3	—
Amendment to Rights Agreement dated as of July 10, 2006 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (July 13, 2006), Exhibits 2 and 3).

*4.4	—
Second Amendment to Rights Agreement dated as of September 25, 2007 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company and the related Summary of Rights to Purchase Stock, as amended (Consolidated Graphics, Inc. Form 8-A/A (September 28, 2007), Exhibits 3 and 4).

*4.5	—
Third Amendment to Rights Agreement dated as of December 4, 2009 between Consolidated Graphics, Inc. and American Stock Transfer and Trust Company, as Rights Agent (Consolidated Graphics, Inc. Form 8-K (December 4, 2009), Exhibit 4.1).

*10.1	—	Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (Consolidated Graphics, Inc. Form 10-Q (June 30, 2008), Exhibit 10.5).+
10.2	—	First Amendment to the Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan +
*10.3	—
Amended and Restated Employment Agreement executed on December 29, 2008, but effective as of May 22, 2008, between the Company and Joe R. Davis (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.1).+

*10.4	—
Amended and Restated Employment Agreement executed on December 29, 2008, but effective as of January 14, 2008, between the Company and Jon C. Biro (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.2).+

*10.5	—
Amended and Restated Change in Control Agreement, executed on December 29, 2008, but effective as of January 14, 2008, between the Company and Jon C. Biro (Consolidated Graphics, Inc. Form 8-K (December 29, 2008), Exhibit 10.3).+

*10.6	—	Form of Indemnification Agreement for directors and officers (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 10.1).
*10.7	—	Form of First Amendment to Indemnification Agreement for directors and officers (Consolidated Graphics, Inc. Form 10-Q (December 31, 2008), Exhibit 10.4).
*10.8	—	Amended Schedule identifying the directors and officers parties to Indemnification Agreements with the Company. (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.8).
*10.9	—
Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of October 6, 2006 (Consolidated Graphics, Inc. Form 8-K (October 6, 2006), Exhibit 10.1).

*10.10	—
First Amendment to the Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of January 2, 2007 (Consolidated Graphics, Inc. Form 8-K (January 2, 2007), Exhibit 99.1).

*10.11	—
Second Amendment to the Credit Agreement among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of November 9, 2007 (Consolidated Graphics, Inc. Form 8-K (November 14, 2007), Exhibit 10.1).

*10.12	—
Third Amendment to the Credit Agreement among the Company and JP Morgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of March 13, 2008 (Consolidated Graphics, Inc. Form 8-K (March 13, 2008), Exhibit 10.1).

*10.13	—
Fourth Amendment to the Credit Agreement among the Company and JP Morgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of August 4, 2008 (Consolidated Graphics, Inc. Form 8-K (August 8, 2008), Exhibit 10.1).

*10.14	—
Fifth Amendment to the Credit Agreement among the Company and JP Morgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, dated as of July 30, 2009 (Consolidated Graphics, Inc. Form 8-K (August 5, 2009), Exhibit 10.1).

*10.15	—	Form of Non-Employee Director Non-Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.13).+
*10.16	—	Form of Employee Incentive Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.14).+
*10.17	—	Form of Employee Non- Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.15).+
*10.18	—	Form of Restricted Stock Unit Agreement (Consolidated Graphics, Inc. Form 8-K (June 14, 2007), Exhibit 10.1).+
*10.19	—	Consolidated Graphics, Inc. Annual Incentive Compensation Plan, dated effective as of April 1, 2008 (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.2).+
*10.20	—	Form of Annual Incentive Award Agreement for Executives (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.3).+
21	—	List of Subsidiaries.
23	—	Consent of KPMG LLP.
24	—	Powers of Attorney.
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

+	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.