Form 10-Q
period 2010-06-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2010-08-04
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at July 15, 2010 was 11,545,172.

CONSOLIDATED GRAPHICS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	March 31,
	2010	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,880	$6,741
Accounts receivable, net	165,082	169,915
Inventories	53,922	48,879
Prepaid expenses	13,758	9,316
Deferred income taxes	12,276	17,294

Total current assets	252,918	252,145
PROPERTY AND EQUIPMENT, net	381,078	380,708
GOODWILL	24,936	24,226
OTHER INTANGIBLE ASSETS, net	21,562	22,647
OTHER ASSETS	7,653	7,509

	$688,147	$687,235

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$21,210	$22,235
Accounts payable	85,878	83,955
Accrued liabilities	90,227	88,174
Income taxes payable	593	9,417

Total current liabilities	197,908	203,781
LONG-TERM DEBT, net of current portion	152,776	159,321
OTHER LIABILITIES	15,267	14,729
DEFERRED INCOME TAXES, net	38,647	39,978

Total liabilities	404,598	417,809
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 11,545,172 and 11,211,216 issued and outstanding	115	112
Additional paid-in capital	173,812	166,094
Retained earnings	108,735	101,894
Accumulated other comprehensive income	887	1,326

Total shareholders’ equity	283,549	269,426

	$688,147	$687,235

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
SALES	$236,717	$225,861
COST OF SALES	182,266	181,032

Gross profit	54,451	44,829
SELLING EXPENSES	23,307	22,791
GENERAL AND ADMINISTRATIVE EXPENSES	22,416	21,213
LITIGATION AND OTHER CHARGES	(4,184)	—
OTHER (INCOME) EXPENSE, net	19	(54)

Operating income	12,893	879
INTEREST EXPENSE, net	2,003	2,484

Income (loss) before taxes	10,890	(1,605)
INCOME TAX EXPENSE (BENEFIT)	4,049	(1,291)

Net income (loss)	$6,841	$(314)

BASIC EARNINGS (LOSS) PER SHARE	$0.60	$(0.03)
DILUTED EARNINGS (LOSS) PER SHARE	$0.59	$(0.03)

SHARES USED TO COMPUTE EARNINGS (LOSS) PER SHARE
Basic	11,326	11,159
Diluted	11,528	11,159
See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

BALANCE, March 31, 2010	11,211	$112	$166,094	$101,894	$1,326	$269,426
Net income	—	—	—	6,841	—	6,841
Other comprehensive income — currency translation adjustment	—	—	—	—	(439)	(439)

Comprehensive income	—	—	—	—	—	6,402
Exercise of stock options, including tax benefit	334	3	6,735	—	—	6,738
Share-based compensation expense	—	—	983	—	—	983

BALANCE, June 30, 2010	11,545	$115	$173,812	$108,735	$887	$283,549

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$6,841	$(314)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation	16,460	16,873
Amortization	891	863
Bad debt expense (recovery)	60	(434)
Foreign currency (gain) loss	67	(159)
Litigation and other charges	(4,184)	—
Deferred income taxes	3,736	703
Share-based compensation expense	983	1,544
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	6,762	23,607
Inventories	(4,024)	1,696
Prepaid expenses	(4,446)	(2,524)
Other assets	106	585
Accounts payable and accrued liabilities	4,484	(8,555)
Other liabilities	538	433
Income taxes payable	(8,834)	(457)

Net cash provided by operating activities	19,440	33,861

INVESTING ACTIVITIES
Acquisitions	(3,290)	—
Purchases of property and equipment	(10,718)	(4,476)
Proceeds from asset dispositions	959	450

Net cash used in investing activities	(13,049)	(4,026)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	57,476	15,819
Payments on bank credit facilities	(62,496)	(30,048)
Payments on term equipment notes and other debt	(6,936)	(16,251)
Proceeds from exercise of stock options, including excess tax benefit	6,738	—

Net cash used in financing activities	(5,218)	(30,480)

Effect of exchange rate changes on cash and cash equivalents	(34)	121

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,139	(524)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,741	9,762

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,880	$9,238

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively with its consolidated subsidiaries referred to as the “Company”). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with United States generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included. Operating results for the three months ended June 30, 2010 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2010 has been derived from the Company’s most recent annual audited consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on May 21, 2010 (“2010 Form 10-K”).
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
Reclassification—Certain reclassifications of prior period data have been made to conform to current period reporting.
Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Pursuant to the Company’s cash management system, the Company deposits cash into its bank accounts as checks written by the Company are presented to the bank for payment. Checks issued by the Company but not presented to the banks for payment are included in accounts payable and totaled $45,966 as of June 30, 2010 and $40,342 as of March 31, 2010.
Revenue Recognition and Accounts Receivable—The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Revenue from distribution services is recognized when the services are provided. Because printed products manufactured for the Company’s customers are customized based upon the customers specifications, product returns are not significant. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 6% of the Company’s revenues for the three months ended June 30, 2010. The Company maintains an allowance for doubtful accounts based upon its evaluation of aging of receivables, historical experience and the current economic environment. Accounts receivable in the accompanying condensed consolidated balance sheets are reflected net of allowance for doubtful accounts of $4,478 and $4,348 at June 30, 2010 and March 31, 2010, respectively.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
(Unaudited)
Earnings Per Share—Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares, dilutive stock options and restricted stock unit awards outstanding using the treasury stock method. Earnings per share are set forth below:

	Three Months Ended
	June 30
	2010	2009
Numerator:
Net income (loss)	$6,841	$(314)
Denominator:
Weighted average number of common shares outstanding	11,326,075	11,159,403
Dilutive options and awards	201,884	—

Diluted weighted average number of common shares outstanding	11,527,959	11,159,403

Net earnings (loss) per share
Basic	$0.60	$(0.03)
Diluted	$0.59	$(0.03)
Diluted earnings (loss) per share takes into consideration the dilution of certain unvested restricted stock unit awards and unexercised stock options. For the three months ended June 30, 2010, options to purchase 899,605 shares of common stock were outstanding but not included in the computation of diluted earnings per share, because the option exercise price exceeded the average quarterly traded price of the Company’s common stock such that their inclusion would have an anti-dilutive effect. For the three months ended June 30, 2009, options to purchase 1,879,007 shares of common stock were outstanding but not included in the computation of diluted earnings (loss) per share, because of the net loss during the three months ended June 30, 2009. Their inclusion would have had an anti-dilutive effect. Of the 1,879,007 options to purchase shares, 1,224,424 shares had an option exercise price that exceeded the average quarterly traded price of the Company’s common stock.
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

	June 30,	March 31,
	2010	2010

Raw materials	$23,090	$20,932
Work in progress	25,381	22,354
Finished goods	5,451	5,593

	$53,922	$48,879

Goodwill and Long-Lived Assets—Goodwill totaled $24,936 at June 30, 2010 and represents the excess of the Company’s purchase cost over the fair value of the net identifiable assets acquired, net of previously recorded amortization and impairment charges. The Company assesses the impairment of goodwill by estimating the fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”) multiplied by management’s estimate of an appropriate enterprise value-to-EBITDA multiple for each reporting unit, adjusted for a control premium. Management’s total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on or around the applicable balance sheet date, after considering an appropriate control premium (25% at March 31, 2010, based upon historical transactions in the printing industry). This total Company enterprise value-to-EBITDA multiple is then used as a starting point in determining the appropriate multiple for each reporting unit. Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.

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
The net book value of other intangible assets at June 30, 2010 was $21,562. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions and are generally amortized on a straight-line basis over periods of between 5 and 25 years. Such assets are evaluated for recoverability with other long-lived assets as discussed above. Amortization expense totaled $891 and $863 for the three months ended June 30, 2010 and 2009, respectively.
Supplemental Cash Flow Information—The condensed consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. Total capital expenditures, which were all cash transactions, were $10,718 and $4,476 for the three months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 and 2009, the Company paid cash for interest totaling $2,104 and $2,601, respectively. For the three months ended June 30, 2010 and 2009, the Company paid cash for income taxes, net of refunds, totaling $9,769 and $166, respectively.
Fair Value of Financial Instruments—The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the recorded values of its variable rate debt obligations, which totaled $114,280 at June 30, 2010 and $116,787 at March 31, 2010, respectively, approximated their fair values. The Company believes that the recorded values of its fixed rate debt obligations which totaled $59,706 at June 30, 2010 and $64,769 at March 31, 2010, respectively, approximated their fair values. Estimates of fair value are based on estimated interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.
Foreign Currency—Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at the period-end exchange rates. Income and expense items are translated at the average monthly exchange rates. The effects of period-end translation are included as a component of Accumulated Other Comprehensive Income in the condensed consolidated statement of shareholders’ equity. The net foreign currency transaction (gain) loss related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency totaled $19 and ($54) for the three months ended June 30, 2010 and 2009, respectively, and is recorded in Other (Income) Expense on the condensed consolidated income statements.
Accumulated Other Comprehensive Income—Accumulated Other Comprehensive Income is comprised of foreign currency translation adjustments.
Geographic Information—Revenues of the Company’s subsidiaries operating outside the United States were $12,676 and $9,752 for the three months ended June 30, 2010 and 2009, respectively. Long-lived assets of the Company’s subsidiaries operating outside the United States were $33,923 as of June 30, 2010 and $35,822 as of March 31, 2010.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
(Unaudited)
2. ACQUISITIONS
Revenues and expenses of the acquired businesses have been included in the accompanying condensed consolidated financial statements beginning on their respective dates of acquisition. The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair value and may be revised if and when additional information the Company is awaiting concerning certain asset and liability valuations is obtained, provided that such information is received no later than one year after the date of acquisition. During the three months ended June 30, 2010, the Company paid cash totaling $3,290 and assumed liabilities totaling $6,821 to acquire the assets of a printing business.
3. LONG — TERM DEBT
The following is a summary of the Company’s long-term debt as of:

	June 30,	March 31,
	2010	2010

Bank credit facilities	$110,680	$113,186
Term equipment notes	57,687	64,612
Other	5,619	3,758

	173,986	181,556
Less—current portion	(21,210)	(22,235)

	$152,776	$159,321

The Company’s primary bank credit facility (as amended, the “Credit Agreement”) currently provides for $300,000 in revolving credit and has a maturity date of October 6, 2011. At June 30, 2010, outstanding borrowings under the Credit Agreement were $88,000 and accrued interest at a weighted average rate of 2.6%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either LIBOR plus a margin of 1.625% to 3.0%, or an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus 0.5%) plus a margin of 0.125% to 1.5%. The Company is also required to pay an annual commitment fee ranging from 0.25% to 0.5% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At June 30, 2010, the applicable LIBOR interest rate margin was 2.0% and the applicable commitment fee was 0.25%.
The Company is subject to certain covenants and restrictions, including limitations on additional indebtedness it may incur in the future, and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at June 30, 2010. In the event the Company is unable to remain in compliance with the Credit Agreement covenants and financial tests contained in the Credit Agreement in the future, the Company’s lenders would have the right to declare it in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event the Company was unable to obtain a waiver from its lenders or renegotiate or refinance these obligations, a material adverse effect on the ability of the Company to conduct its operations in the ordinary course would likely result.
The Company also maintains an unsecured credit facility with a commercial bank (the “A&B Credit Facility”) currently consisting of a U.S. $5,000 maximum borrowing limit component and a separate Canadian dollar (“C$”) C$23,000 maximum borrowing limit component. At June 30, 2010, outstanding borrowings were $2,000 which accrued interest at a weighted average rate of 2.6%, and C$12,000 ($11,446 U.S. equivalent), which accrued interest at a weighted average rate of 3.0%. There are no significant covenants or restrictions set forth in the A&B Credit Facility; however, a default by the Company under the Credit Agreement constitutes a default under the A&B Credit Facility.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
(Unaudited)
In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5,000. One facility expires in October 2011 while the other facility expires in December 2010. At June 30, 2010, outstanding borrowings under the Auxiliary Bank Facilities totaled $9,234 and accrued interest at a weighted average rate of 2.9%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facilities expiring in December 2010, such borrowings are classified as long-term debt in the accompanying consolidated balance sheet at June 30, 2010. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.
At June 30, 2010, outstanding borrowings under term equipment notes totaled $57,687 and carried interest rates between 3.9% and 7.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. Most of the term equipment notes cross-default to the events of default set forth in the Credit Agreement.
At June 30, 2010, other debt obligations totaled $5,619 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with the other debt obligations.
As of June 30, 2010, the Company’s available credit under existing credit facilities was $218,471.
4. SHARE — BASED COMPENSATION
Pursuant to the Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (as amended, the “Plan”), employees of the Company and members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock, restricted stock unit awards or other forms of equity-based compensation. Options granted pursuant to the Plan include incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended and non-qualified stock options. Options previously granted under the Plan were at a strike price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to ten years. Unvested options generally are cancelled upon termination of employment and vested options generally expire shortly after termination of employment. Otherwise, options expire after final vesting at the end of a fixed period generally not in excess of an additional five years. At June 30, 2010, a total of 1,831,123 common shares were reserved for issuance pursuant to the Plan, of which 310,292 shares of the Company’s common stock were available for future grants.
The following table summarizes stock option activity for the three months ended June 30, 2010:

		Weighted-
		Average
Stock Options	Shares	Exercise Price
Outstanding at March 31, 2010	1,798,237	$37.61
Granted	—	—
Exercised	(315,832)	12.46
Forfeited or expired	(533)	56.17

Outstanding at June 30, 2010 (a)	1,481,872	$42.97

Exercisable at June 30, 2010 (a)	899,448	$44.01

(a)
Stock options outstanding as of June 30, 2010 have a weighted average remaining contractual life of 6.2 years. Based on the market value of the Company’s common stock on June 30, 2010, outstanding stock options have an aggregate intrinsic value of $10,629 and exercisable stock options have an aggregate intrinsic value of $5,062.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
(Unaudited)
The Company granted an award of 12,500 restricted stock unit awards during the three months ended June 30, 2010 having a fair value of $529. The following table summarizes restricted stock unit award activity for the three months ended June 30, 2010:

Restricted Stock Unit Awards	Shares
Outstanding at March 31, 2010	44,583
Granted	12,500
Vested and issued	(18,124)
Forfeited or expired	—

Outstanding at June 30, 2010 (a)	38,959

(a)	Restricted stock units outstanding as of June 30, 2010 have a weighted average remaining contractual term of 1.3 years and a total intrinsic value of $1,685.
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
The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the year ended March 31, 2010. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors such as those referenced in the section entitled “Forward-Looking Statements” below.
Overview
Our Organization
Consolidated Graphics is a leading U.S. and Canadian provider of commercial printing and print-related services with 70 printing businesses in 27 U.S. states, Toronto, and Prague. In connection with our traditional print services, we also provide our customers with fulfillment and mailing services, digital technology solutions and e-commerce capabilities. Generally, each facility substantially relies on locally-based customers; accordingly, we have over 20,000 individual customers with a broad diversification by industry-type and geographic orientation. No individual facility accounts for more than 11% of our total revenues. No individual customer accounts for more than 6% of our total revenues.
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
Our sales are derived from providing commercial printing and print-related services. These services consist of (i) traditional print services, including electronic prepress, digital and offset printing, finishing, storage and delivery of high-quality printed documents which are custom manufactured to our customers’ design specifications; (ii) fulfillment and mailing services for such printed materials; and (iii) technology solutions that enable our customers to more efficiently procure and manage printed material and/or design, procure, distribute, track and analyze results of printing-based marketing programs and activities; and (iv) cross media capabilities allowing our customers to supplement the message of their printed materials through other media, such as the internet, email, or text messages. Examples of the types of documents we print for our customers include high-quality, multi-color marketing materials, product and capability brochures, point-of-purchase displays, direct mail pieces, shareholder communications, trading cards, photo products such as calendars and photo books, catalogs and training manuals.
Most of our sales are generated by individual orders through commissioned sales personnel. We predominantly recognize revenue from these orders when we deliver the ordered goods and services. To a large extent, continued engagement of our Company by our customers for successive business opportunities depends upon the customers’ satisfaction with the quality of products and services we provide. As such, it is difficult for us to predict with any high degree of certainty the number, size, and profitability of printing services that we expect to provide for more than a few weeks in advance. Our revenues, however, tend to be strongest in the quarter ended December followed by revenue in the quarter ended March. Conversely, revenues tend to be seasonally weaker in the quarters ended June and September. Sales from election-related print business tend to be higher in every other year in which national elections are held.
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

Our selling expenses generally include the compensation paid to our sales professionals, along with promotional, travel and entertainment costs. Our general and administrative expenses generally include the salary and benefits paid to support personnel at our printing businesses and our corporate staff, including share-based compensation, as well as office rent, communication expenses, various professional services, depreciation charges and amortization of identifiable intangible assets.
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
Results of Operations
The following table sets forth our Company’s unaudited condensed consolidated income statements and percentage of sales for the periods indicated:

			As a Percentage
			of Sales
	Three Months		Three Months
	Ended June 30		Ended June 30
	2010	2009	2010	2009
Sales	$236.7	$225.9	100.0%	100.0%
Cost of sales	182.3	181.1	77.0	80.2

Gross profit	54.4	44.8	23.0	19.8
Selling expenses	23.3	22.8	9.8	10.1
General and administrative expenses	22.4	21.1	9.5	9.3
Litigation and other charges	(4.2)	—	(1.7)	—
Other (income) expense, net	—	—	—	—

Operating income	12.9	0.9	5.4	0.4
Interest expense, net	2.0	2.5	0.8	1.1

Income (loss) before taxes	10.9	(1.6)	4.6	(0.7)
Income tax expense (benefit)	4.1	(1.3)	1.7	(0.6)

Net income (loss)	$6.8	$(0.3)	2.9%	(0.1)%

Comparative Analysis of Consolidated Income Statements for the Three Months Ended June 30, 2010 and 2009
Sales during the three month period ended June 30, 2010 increased $10.8 million, or 5% to $236.7 million from $225.9 million for the same period in the prior year. The increase in sales was primarily due to a year–over–year increase in same-store sales, higher election-related print business, and the effect of an acquisition.
Gross profit during the three months ended June 30, 2010 increased $9.6 million or 5%, to $54.4 million compared to $44.8 million for the same period in the prior year. The increase in gross profit was due to the 5% increase in sales and the increase in the gross profit margin. Gross profit margin (gross profit divided by revenues) increased from 19.8% in the June 2009 quarter to 23.0% in the June 2010 quarter primarily as a result of higher sales combined with lower labor costs, higher scrap paper recycling income, and fixed costs, such as depreciation, not increasing with sales.
Selling expense during the three months ended June 30, 2010 increased $0.5 million, or 2%, to $23.3 million from $22.8 million for the same period in the prior year. The increase was primarily due to the cost of a national sales and marketing event held in the quarter ended June 30, 2010, partially offset by lower compensation expenses. As a percentage of sales, selling expenses declined slightly to 9.8% in the current quarter as compared to 10.1% for the same period in the prior year primarily due to the lower compensation expenses.
General and administrative expenses during the three months ended June 30, 2010 increased $1.3 million, or 6%, to $22.4 million from $21.1 million for the same period in the prior year. This increase primarily resulted from increased investments in staff within our information technology group, higher bad debt expense, and legal fees related to the settlement of previously reported litigation. As a percentage of sales, general and administrative expenses increased to 9.5% in the current quarter compared to 9.3% for the same period in the prior year.
Litigation and other charges during the three months ended June 30, 2010 includes a $5.2 million positive adjustment resulting from the settlement of litigation for an amount lower than previously recognized, partially offset by a $1.0 million charge for the cost of withdrawing from a multi-employer pension plan. The litigation settled was an isolated dispute between the Company and the former employer of an existing sales employee.
Other (income) expense consists of foreign currency transaction losses and gains resulting from certain transactions of our Canadian and Czech Republic subsidiaries.
Net interest expense declined from $2.5 million in last year’s June quarter to $2.0 million for the quarter ended June 30, 2010 due to a lower level of average debt outstanding.
For the three months ended June 30, 2010, the Company’s effective tax rate was 37% as compared to an effective tax rate of 80% for the same period in the prior year. The prior year rate was significantly impacted by a larger percentage impact on the effective tax rate caused by permanent differences, due to a net loss in the quarter, as well as the release of a valuation allowance due to tax planning. The rate for the current quarter was primarily impacted by an increased benefit from the domestic production activity deduction and a lower state income tax rate.
Liquidity and Capital Resources
Sources and Uses of Cash
Our historical sources of cash have primarily been provided by operations and borrowings under our various bank credit facilities. Our historical uses of cash have been for acquisitions of printing businesses, capital expenditures, payment of principal and interest on outstanding debt obligations, repurchases of our common stock and for working capital requirements. Various components of our statement of cash flows are as follows:

	Three Months Ended
	June 30
	2010	2009
	(In millions)
Net cash provided by operating activities	$19.4	$33.9
Acquisitions	(3.3)	—
Capital expenditures, net of proceeds from asset dispositions	(9.8)	(4.0)
Net payments under bank credit facilities	(5.0)	(14.2)
Net payments on term equipment notes and other debt	(6.9)	(16.3)
Proceeds from exercise of stock options	6.7	—

Our cash position, working capital and debt obligations are shown below:

	June 30,	March 31,
	2010	2010
	(In millions)
Cash and cash equivalents	$7.9	$6.7
Working capital	55.0	48.4
Total debt	174.0	181.6
Net cash provided by operating activities declined $14.5 million over the same period in the prior year due to the change in working capital (primarily related to changes in accounts receivable, inventories, accounts payable and accrued liabilities and income taxes payable). We invested $10.7 million and $4.5 million in new equipment and technology during the three months ended June 30, 2010 and 2009, respectively. We believe that our cash flow provided by operations, combined with new borrowings, will be adequate to cover remaining fiscal year 2011 working capital needs, debt service requirements, planned capital expenditures (estimated to be $45.0 million to $50.0 million) and acquisitions of printing businesses.
We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon prevailing market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. There can be no assurance that we will be able to acquire additional printing businesses on terms acceptable to us. We expect to fund future acquisitions through cash flow provided by operations or additional borrowings under our primary bank credit facility.
Debt Obligations
Our primary bank credit facility (as amended, the “Credit Agreement”) currently provides for $300 million in revolving credit and has a maturity date of October 6, 2011. At June 30, 2010, outstanding borrowings under the Credit Agreement were $88.0 million and accrued interest at a weighted average rate of 2.6%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. Borrowings under the Credit Agreement accrue interest, at our option, at either LIBOR plus a margin of 1.625% to 3.0%, or an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds effective rate plus 0.5%) plus a margin of 0.125% to 1.5%. We are also required to pay an annual commitment fee ranging from 0.25% to 0.5% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At June 30, 2010 the applicable LIBOR interest rate margin was 2.0% and the applicable commitment fee was 0.25%.
We are subject to certain covenants and restrictions, including limitations on additional indebtedness we may incur in the future, and we must meet certain financial tests as defined in the Credit Agreement. We were in compliance with these covenants and financial tests at June 30, 2010. In the event that we are unable to remain in compliance with the Credit Agreement’s covenants and financial tests in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all of our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event that we were unable to obtain a waiver from our lenders or renegotiate or refinance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would result.
We also maintain an unsecured credit facility with a commercial bank (the “A&B Credit Facility”) currently consisting of a U.S. $5.0 million maximum borrowing limit component and a separate Canadian dollar (“C$”) C$23.0 million maximum borrowing limit component. At June 30, 2010, outstanding borrowings under such facility were $2.0 million, which accrued interest at a weighted average rate of 2.6%, and C$12.0 million ($11.5 million U.S. equivalent), which accrued interest at a weighted average rate of 3.0%. There are no significant covenants or restrictions set forth in the A&B Credit Facility; however, a default by us under the Credit Agreement constitutes a default under the A&B Credit Facility.
In addition, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”) with commercial banks. Each Auxiliary Bank Facility is unsecured and has a maximum borrowing capacity of $5.0 million. One facility expires in October 2011 while the other facility expires in December 2010. At June 30, 2010, outstanding borrowings under the Auxiliary Bank Facilities totaled $9.2 million and accrued interest at a weighted average rate of 2.9%. Because we currently have the ability and intent to refinance the borrowings outstanding under the Auxiliary Bank Facilities expiring in December 2010, such borrowings are classified as long-term debt in our consolidated balance sheet at June 30, 2010. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.

At June 30, 2010, outstanding borrowings under our term equipment notes totaled $57.7 million and accrued interest at rates between 3.9% and 7.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance, and are secured by certain equipment of the Company. We are not subject to any significant financial covenants in connection with any of the term equipment notes. Most of the term equipment notes cross-default to the events of default set forth in the Credit Agreement.
At June 30, 2010, other debt obligations totaled $5.6 million and provided for principal payments plus interest (at fixed and variable rates) for defined periods up to 16 years from the date of issuance. We do not have any significant financial covenants or restrictions associated with the other debt obligations.
As of June 30, 2010, our available credit under existing credit facilities was $218.5 million.
Commitment and Contingencies
Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $90.3 million as of June 30, 2010.
Letters of credit — We had letters of credit outstanding as of June 30, 2010 totaling $7.8 million. All of these letters of credit were issued pursuant to the terms of our Credit Agreement, which expires October 6, 2011.
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
Receivables, net of valuation allowance — Accounts receivable at June 30, 2010 were $165.1 million, net of a $4.5 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by the continuing contraction in the U.S. economy or other factors beyond our control. Changes in our estimates of collectability could have a material adverse effect on our consolidated financial condition or results of operations.

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
Accounting for acquisitions — The allocations of purchase price to acquired assets and liabilities are initially based on estimates of fair value and are revised if and when additional information concerning certain asset and liability valuations we are waiting for at the time of the initial allocations is obtained, provided that such information is received no later than one year after the date of acquisition. In addition, when appropriate we retain an independent third-party valuation firm to assist in the identification, valuation and determination of useful lives of identifiable intangible assets in connection with our acquisitions.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in which the Company discusses factors it believes may affect its performance or results in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “forecast,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks, including those created by general market conditions, competition and the possibility that events may occur beyond the Company’s control, which may limit its ability to maintain or improve its operating results or financial condition or acquire additional printing businesses. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, which include, continuing weakness in the economy, financial stability of its customers, the sustained growth of its digital printing business, seasonality of election-related business, its ability to adequately manage business expenses, including labor costs, the unfavorable outcome of legal proceedings, the lack of or adequacy of insurance coverage for its operations, the continued availability of raw materials at affordable prices, retention of its key management and operating personnel, satisfactory labor relations, the potential for additional goodwill impairment charges, its ability to identify new acquisition opportunities, negotiate and finance such acquisitions on acceptable terms and successfully absorb and manage such acquisitions in a timely and efficient manner, as well as other risks described under the heading “Risk Factors” of our Annual Report on 10-K and the risk factors and cautionary statements described in the other documents the Company files or furnishes from time to time with the Securities and Exchange Commission, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Should one or more of the foregoing risks or uncertainties materialize, or should the Company’s underlying assumptions, expectations, beliefs or projections prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk
Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. We are exposed to market risk in interest rates related primarily to our debt obligations, which as of June 30, 2010 include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of June 30, 2010, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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
As previously reported, on May 4, 2007, Rudamac, Inc. (“Plaintiff”) filed suit in Superior Court for the State of California, Los Angeles County (the “Lawsuit”), against Consolidated Graphics, Inc. (the “Company”), Thousand Oaks Printing & Specialties, Inc., a California subsidiary of the Company (“Thousand Oaks”), and an employee of Thousand Oaks (“Employee”, and together with the Company and Thousand Oaks, the “Defendants”). The Lawsuit was tried to a jury which returned a verdict in Plaintiff’s favor. The Court subsequently entered a judgment against the Defendants on the jury verdicts for $5.7 million in compensatory damages jointly and severally against the Defendants, punitive damages against Thousand Oaks for $1.5 million and against the Company for $6.7 million and awarded $.7 million in costs against the Defendants (the “Judgment”). The Court also awarded the Plaintiff $3.0 million in attorneys’ fees (the “Attorney Fee Award”). The Defendants appealed the Judgment and the Attorney Fee Award. Subsequent to the June 30, 2010 quarter end, on July 23, 2010, the Plaintiffs and Defendants entered into a Settlement Agreement and Mutual Release (the “Agreement”) to settle the Lawsuit and dismiss the Appeal. In connection with such settlement, the Defendants paid Plaintiff $14.0 million in full satisfaction of the Judgment and the Attorney Fee Award. The Agreement contains an express denial of liability by the parties and a mutual release of claims.
The Company recorded a $5.2 million positive adjustment to income for the June 30, 2010 quarter as a result of the Company settling for a lower amount than had been previously recognized. From time to time, our Company is involved in other litigation relating to claims arising out of its operations in the normal course of business. We maintain insurance coverage against certain types of potential claims in an amount which we believe to be adequate, but there is no assurance that such coverage will in fact cover, or be sufficient to cover, all potential claims. Currently, we are not aware of any other legal proceedings or claims pending against the Company that our management believes will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	Risk Factors
There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3.	Defaults upon Senior Securities
None.

ITEM 4.	Removed and Reserved
None.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits

31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.
Dated: August 4, 2010	By:	/s/ Jon C. Biro
Jon C. Biro
Executive Vice President and Chief Financial and Accounting Officer

Exhibit Index

31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.