Form 10-Q
period 2010-09-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2010-11-03
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐     No ☑
The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at October 15, 2010 was 11,570,599.

CONSOLIDATED GRAPHICS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	March 31,
	2010	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,913	$6,741
Accounts receivable, net	174,652	169,915
Inventories	55,622	48,879
Prepaid expenses	15,096	9,316
Deferred income taxes	12,362	17,294

Total current assets	263,645	252,145
PROPERTY AND EQUIPMENT, net	379,367	380,708
GOODWILL	25,293	24,226
OTHER INTANGIBLE ASSETS, net	20,794	22,647
OTHER ASSETS	10,709	7,509

	$699,808	$687,235

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$19,032	$22,235
Accounts payable	97,061	83,955
Accrued liabilities	82,539	88,174
Income taxes payable	—	9,417

Total current liabilities	198,632	203,781
LONG-TERM DEBT, net of current portion	152,677	159,321
OTHER LIABILITIES	16,038	14,729
DEFERRED INCOME TAXES, net	39,160	39,978

Total liabilities	406,507	417,809
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 11,548,131 and 11,211,216 issued and outstanding	115	112
Additional paid-in capital	174,722	166,094
Retained earnings	116,789	101,894
Accumulated other comprehensive income	1,675	1,326

Total shareholders’ equity	293,301	269,426

	$699,808	$687,235

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2010	2009	2010	2009
SALES	$260,106	$251,626	$496,823	$477,487
COST OF SALES	197,952	196,183	380,218	377,215

Gross profit	62,154	55,443	116,605	100,272
SELLING EXPENSES	22,300	23,584	45,607	46,375
GENERAL AND ADMINISTRATIVE EXPENSES	23,682	22,426	46,098	43,639
LITIGATION AND OTHER CHARGES	718	2,633	(3,466)	2,633
OTHER EXPENSE, net	38	218	57	164

Operating income	15,416	6,582	28,309	7,461
INTEREST EXPENSE, net	2,096	2,347	4,099	4,831

Income before taxes	13,320	4,235	24,210	2,630
INCOME TAXES	5,266	2,153	9,315	862

Net income	$8,054	$2,082	$14,895	$1,768

BASIC EARNINGS PER SHARE	$0.70	$0.19	$1.30	$0.16
DILUTED EARNINGS PER SHARE	$0.69	$0.18	$1.28	$0.16

SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	11,547	11,163	11,437	11,161
Diluted	11,742	11,377	11,635	11,355
See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

BALANCE, March 31, 2010	11,211	$112	$166,094	$101,894	$1,326	$269,426
Net income	—	—	—	14,895	—	14,895
Other comprehensive income — currency translation adjustment	—	—	—	—	349	349

Comprehensive income	—	—	—	—	—	15,244
Exercise of stock options, including excess tax benefit	337	3	6,853	—	—	6,856
Share-based compensation expense	—	—	1,775	—	—	1,775

BALANCE, September 30, 2010	11,548	$115	$174,722	$116,789	$1,675	$293,301

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30
	2010	2009

OPERATING ACTIVITIES
Net income	$14,895	$1,768
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	32,409	33,903
Amortization	1,781	1,935
Bad debt expense (recovery)	252	(417)
Foreign currency gain	(16)	(287)
Litigation and other charges	(3,466)	2,633
Deferred income taxes	4,624	1,490
Share-based compensation expense	1,775	2,753
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(2,898)	4,250
Inventories	(5,671)	93
Prepaid expenses	(5,780)	4,452
Other assets	(2,949)	561
Accounts payable and accrued liabilities	(6,219)	42,602
Other liabilities	1,309	1,045
Income taxes payable	(9,426)	(377)

Net cash provided by operating activities	20,620	96,404

INVESTING ACTIVITIES
Acquisitions	(3,290)	(750)
Purchases of property and equipment	(16,025)	(11,380)
Proceeds from asset dispositions	2,651	630

Net cash used in investing activities	(16,664)	(11,500)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	126,045	55,480
Payments on bank credit facilities	(125,499)	(119,009)
Payments on term equipment notes and other debt	(11,958)	(20,308)
Proceeds from exercise of stock options, including excess tax benefit	6,856	—

Net cash used in financing activities	(4,556)	(83,837)

Effect of exchange rate changes on cash and cash equivalents	(228)	218

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(828)	1,285
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,741	9,762

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,913	$11,047

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively with its consolidated subsidiaries referred to as the “Company”). All intercompany accounts and transactions have been eliminated. Such statements have been prepared in accordance with United States generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included. Operating results for the six months ended September 30, 2010 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2010 has been derived from the Company’s most recent annual audited consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on May 21, 2010 (“2010 Form 10-K”).
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
Reclassification — Certain reclassifications of prior period data have been made to conform to current period reporting.
Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Pursuant to the Company’s cash management system, the Company deposits cash into its bank accounts as checks written by the Company are presented to the bank for payment. Checks issued by the Company but not presented to the banks for payment are included in accounts payable and totaled $49,454 as of September 30, 2010 and $40,342 as of March 31, 2010.
Revenue Recognition and Accounts Receivable — The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Revenue from distribution services is recognized when the services are provided. Because printed products manufactured for the Company’s customers are customized based upon the customers specifications, product returns are not significant. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 6% of the Company’s revenues for the six months ended September 30, 2010. The Company maintains an allowance for doubtful accounts based upon its evaluation of aging of receivables, historical experience and the current economic environment. Accounts receivable in the accompanying condensed consolidated balance sheets are reflected net of allowance for doubtful accounts of $4,310 and $4,348 at September 30, 2010 and March 31, 2010, respectively.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
(Unaudited)
Earnings Per Share — Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares, dilutive stock options and restricted stock unit awards outstanding using the treasury stock method. Earnings per share are set forth below:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2010	2009	2010	2009
Numerator:
Net income	$8,054	$2,082	$14,895	$1,768
Denominator:
Weighted average number of common shares outstanding	11,547,247	11,162,667	11,436,661	11,161,035
Dilutive options and stock awards	194,895	214,671	198,390	194,358

Diluted weighted average number of common shares outstanding	11,742,142	11,377,388	11,635,051	11,355,393

Net earnings per share
Basic	$0.70	$0.19	$1.30	$0.16
Diluted	$0.69	$0.18	$1.28	$0.16
Diluted earnings per share takes into consideration the dilution of certain unvested restricted stock unit awards and unexercised stock options. For the three and six months ended September 30, 2010, options to purchase 1,029,232 shares of common stock were outstanding but not included in the computation of diluted earnings per share, because the option exercise price exceeded the average quarterly traded price of the Company’s common stock such that their inclusion would have had an anti-dilutive effect. For the three and six months ended September 30, 2009, options to purchase 1,160,211 shares of common stock were outstanding but not included in the computation of diluted earnings per share, because the option exercise price exceeded the average quarterly traded price of the Company’s common stock such that their inclusion would have had an anti-dilutive effect.
Inventories — Inventories are valued at the lower of cost or market utilizing the first-in, first-out method for raw materials and the specific identification method for work in progress and finished goods. Raw materials consist of paper, ink, proofing materials, plates, boxes and other general supplies. Inventory values include the cost of purchased raw materials, labor and overhead. The carrying values of inventories are set forth below:

	September 30,	March 31,
	2010	2010

Raw materials	$23,787	$20,932
Work in progress	26,263	22,354
Finished goods	5,572	5,593

	$55,622	$48,879

Goodwill and Long-Lived Assets — Goodwill totaled $25,293 at September 30, 2010 and represents the excess of the Company’s purchase cost over the fair value of the net identifiable assets acquired, net of previously recorded amortization and impairment charges. The Company assesses the impairment of goodwill by estimating the fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”) multiplied by management’s estimate of an appropriate enterprise value-to-EBITDA multiple for each reporting unit, adjusted for a control premium. Management’s total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on or around the applicable balance sheet date, after considering an appropriate control premium (25% at March 31, 2010, based upon historical transactions in the printing industry). This total Company enterprise value-to-EBITDA multiple is then used as a starting point in determining the appropriate multiple for each reporting unit. Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
(Unaudited)
Under the applicable accounting standards, the goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and a second step is performed to measure the amount of impairment. The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangible assets as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill in the “proforma” business combination accounting described above exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. A recognized impairment loss cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.
The Company compares the carrying value of long-lived assets, including property, plant and equipment, and intangible assets other than goodwill or intangible assets with indefinite lives to projections of future undiscounted cash flows attributable to such assets. In the event that the carrying value of any long-lived asset exceeds the projection of future undiscounted cash flows attributable to such asset, the Company records an impairment charge against income equal to the excess, if any, of the carrying value over the asset’s fair value. Property and equipment in the accompanying condensed consolidated balance sheets are reflected net of accumulated depreciation of $395,491 and $370,457 at September 30, 2010 and March 31, 2010, respectively.
The net book value of other intangible assets at September 30, 2010 was $20,794. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions and are generally amortized on a straight-line basis over periods of between 5 and 25 years. Such assets are evaluated for recoverability with other long-lived assets as discussed above. Amortization expense totaled $889 and $1,072 for the three months ended September 30, 2010 and 2009, respectively. Amortization expense totaled $1,781 and $1,935 for the six months ended September 30, 2010 and 2009, respectively.
Supplemental Cash Flow Information — The condensed consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. Total capital expenditures, which were all cash transactions, were $16,025 and $11,380 for the six months ended September 30, 2010 and 2009, respectively. For the six months ended September 30, 2010 and 2009, the Company paid cash for interest totaling $4,063 and $5,016, respectively. For the six months ended September 30, 2010 and 2009, the Company paid cash for income taxes, net of refunds, totaling $13,009 and $5,591, respectively.
Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the recorded values of its variable rate debt obligations, which totaled $116,932 at September 30, 2010 and $116,787 at March 31, 2010, respectively, approximated their fair values. The Company believes that the recorded values of its fixed rate debt obligations which totaled $54,777 at September 30, 2010 and $64,769 at March 31, 2010, respectively, approximated their fair values. Estimates of fair value are based on estimated interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.
Foreign Currency — Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at the period-end exchange rates. Income and expense items are translated at the average monthly exchange rates. The effects of period-end translation are included as a component of Accumulated Other Comprehensive Income in the condensed consolidated statement of shareholders’ equity. The net foreign currency transaction loss related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency totaled $38 and $218 for the three months ended September 30, 2010 and 2009, respectively, and $57 and $164 for the six months ended September 30, 2010 and 2009, respectively, and is reflected as Other Expense on the condensed consolidated income statements.
Accumulated Other Comprehensive Income — Accumulated Other Comprehensive Income is comprised of foreign currency translation adjustments.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
(Unaudited)
Geographic Information — Revenues of the Company’s subsidiaries operating outside the United States were $12,664 and $12,047 for the three months ended September 30, 2010 and 2009, respectively, and $25,340 and $21,798 for the six months ended September 30, 2010 and 2009, respectively. Long-lived assets of the Company’s subsidiaries operating outside the United States were $33,218 as of September 30, 2010 and $35,822 as of March 31, 2010.
2. ACQUISITIONS
Revenues and expenses of the acquired businesses have been included in the accompanying condensed consolidated financial statements beginning on their respective dates of acquisition. The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair value and may be revised if and when additional information the Company is awaiting concerning certain asset and liability valuations is obtained, provided that such information is received no later than one year after the date of acquisition. During the six months ended September 30, 2010, the Company paid cash totaling $3,290 and assumed liabilities totaling $6,875 to acquire the assets of a printing business.
3. LONG — TERM DEBT
The following is a summary of the Company’s long-term debt as of:

	September 30,	March 31,
	2010	2010

Bank credit facilities	$113,332	$113,186
Term equipment notes	52,641	64,612
Other	5,736	3,758

	171,709	181,556
Less—current portion	(19,032)	(22,235)

	$152,677	$159,321

In August 2010, the Company entered into a new Credit Agreement (the “Credit Agreement”), which effectively amended and restated the previous bank credit facility. The Credit Agreement currently provides for up to $285,000 in revolving credit and has a maturity date of October 6, 2014. At September 30, 2010, outstanding borrowings under the Credit Agreement were $90,700 and accrued interest at a weighted average rate of 2.0%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. In order to repurchase Company common stock under the terms of the Credit Agreement, the Company must (1) demonstrate compliance on a proforma basis, giving effect to such repurchase with the financial covenants set forth in the Credit Agreement, and (2) have a Leverage Ratio (Debt divided by EBITDA, as defined in the Credit Agreement) not exceeding 2.50 to 1.00 on a proforma basis after giving effect to the repurchase. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. The collateral also secures, on a pari passu basis, the obligations under the A&B Credit Facility and the Auxiliary Bank Facilities described below. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either LIBOR plus a margin of 1.375% to 2.75%, or an alternate base rate (based upon the greater of (i) the administrative agent bank’s prime lending rate, (ii) the sum of the LIBOR rate for a one-month interest period plus 1.50% or (iii) the sum of the Federal Funds effective rate plus .5% per annum) plus a margin of .0% to 1.25%. The Company is also required to pay an annual commitment fee ranging from .25% to .5% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At September 30, 2010, the applicable margin on LIBOR based loans is 1.625%, the applicable margin on alternative base rate loans is .125% and the applicable commitment fee was .25%.
The Company is subject to certain covenants and restrictions, including limitations on additional indebtedness it may incur in the future, and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at September 30, 2010. In the event the Company is unable to remain in compliance with the Credit Agreement covenants and financial tests contained in the Credit Agreement in the future, the Company’s lenders would have the right to declare it in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event the Company was unable to obtain a waiver from its lenders or renegotiate or refinance these obligations, a material adverse effect on the ability of the Company to conduct its operations in the ordinary course would likely result.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
(Unaudited)
The Company also maintains a secured credit facility (the “A&B Credit Facility”) which provides revolving credit for its Canadian subsidiary, Annan & Bird Lithographers, Inc., available for both U.S. dollar and Canadian dollar loans not to exceed in the aggregate $25,000 (U.S. equivalent). At September 30, 2010, outstanding borrowings were $12,686 (U.S. equivalent) which accrued interest at a weighted average rate of 2.7%. The A&B Credit Facility contains many of the same covenants and restrictions contained in the Credit Agreement. Additionally, a default by the Company under the Credit Agreement constitutes a default under the A&B Credit Facility and vice versa.
In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”). Each Auxiliary Bank Facility is secured and has a maximum borrowing capacity of $5,000. One facility expires in October 2011 while the other facility expires in December 2010. At September 30, 2010, outstanding borrowings under the Auxiliary Bank Facilities totaled $9,946 and accrued interest at a weighted average rate of 2.9%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in December 2010, such borrowings are classified as long-term debt in the accompanying condensed consolidated balance sheet at September 30, 2010. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.
At September 30, 2010, outstanding borrowings under term equipment notes totaled $52,641 and carried interest rates between 3.9% and 7.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. Most of the term equipment notes cross-default to the events of default set forth in the Credit Agreement.
At September 30, 2010, other debt obligations totaled $5,736 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.
As of September 30, 2010, the Company’s available credit under existing credit facilities was $198,881.
4. SHARE — BASED COMPENSATION
Pursuant to the Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (as amended, the “Plan”), employees of the Company and members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock, restricted stock unit awards or other forms of equity-based compensation. Options granted pursuant to the Plan include incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended and non-qualified stock options. Options previously granted under the Plan were at a strike price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to ten years. Unvested options generally are cancelled upon termination of employment and vested options generally expire shortly after termination of employment. Otherwise, options expire after final vesting at the end of a fixed period generally not in excess of an additional five years. At September 30, 2010, a total of 1,828,164 common shares were reserved for issuance pursuant to the Plan, of which 302,223 shares of the Company’s common stock were available for future grants. Of the 302,223 shares available for future grants, 37,500 shares can be granted as restricted stock unit awards.

CONSOLIDATED GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data and percentages)
(Unaudited)
The following table summarizes stock option activity for the six months ended September 30, 2010:

		Weighted-
		Average
Stock Options	Shares	Exercise Price
Outstanding at March 31, 2010	1,798,237	$37.61
Granted	15,000	42.62
Exercised	(318,791)	12.74
Forfeited or expired	(7,464)	44.88

Outstanding at September 30, 2010 (a)	1,486,982	$42.96

Exercisable at September 30, 2010 (a)	911,310	$43.90

(a)
Stock options outstanding as of September 30, 2010 have a weighted average remaining contractual life of 6.1 years. Based on the market value of the Company’s common stock on September 30, 2010, outstanding stock options have an aggregate intrinsic value of $9,615 and exercisable stock options have an aggregate intrinsic value of $4,627.

The Company granted an award of 12,500 restricted stock unit awards during the six months ended September 30, 2010 having a fair value of $529. The following table summarizes restricted stock unit award activity for the six months ended September 30, 2010:

Restricted Stock Unit Awards	Shares
Outstanding at March 31, 2010	44,583
Granted	12,500
Vested and issued	(18,124)
Forfeited or expired	—

Outstanding at September 30, 2010 (a)	38,959

(a)	Restricted stock units outstanding as of September 30, 2010 have a weighted average remaining contractual term of 1.1 years and a total intrinsic value of $1,615.
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
Overview
Our Organization
Consolidated Graphics is a leading U.S. and Canadian provider of commercial printing and print-related services with 70 printing businesses in 27 U.S. states, Toronto, and Prague. In connection with our traditional print services, we also provide our customers with fulfillment and mailing services, digital technology solutions and e-commerce capabilities. Generally, each facility substantially relies on locally-based customers; accordingly, we have over 20,000 individual customers with a broad diversification by industry-type and geographic orientation. No individual facility accounts for more than 10% of our total revenues. No individual customer accounts for more than 6% of our total revenues.
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

•	Leadership Development—Through our unique Leadership Development Program, we develop talent for future sales and management positions at our printing businesses.
Results of Operations
The following table sets forth our Company’s unaudited condensed consolidated income statements for the periods indicated:

	Three Months		Six Months
	Ended September 30		Ended September 30
	2010	2009	2010	2009
	(In millions)		(In millions)
Sales	$260.1	$251.6	$496.8	$477.5
Cost of sales	198.0	196.2	380.2	377.2

Gross profit	62.1	55.4	116.6	100.3
Selling expenses	22.3	23.6	45.6	46.4
General and administrative expenses	23.7	22.4	46.2	43.6
Litigation and other charges	0.7	2.6	(3.5)	2.6
Other expense, net	—	0.2	—	0.2

Operating income	15.4	6.6	28.3	7.5
Interest expense, net	2.1	2.4	4.1	4.8

Income before taxes	13.3	4.2	24.2	2.7
Income taxes	5.2	2.1	9.3	0.9

Net income	$8.1	$2.1	$14.9	$1.8

The following table sets forth the components of income expressed as a percentage of sales for the periods indicated:

	As a Percentage		As a Percentage
	of Sales		of Sales
	Three Months		Six Months
	Ended September 30		Ended September 30
	2010	2009	2010	2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.1	78.0	76.5	79.0

Gross profit	23.9	22.0	23.5	21.0
Selling expenses	8.6	9.4	9.2	9.7
General and administrative expenses	9.1	8.9	9.3	9.1
Litigation and other charges	0.3	1.1	(0.7)	0.6
Other expense, net	—	—	—	—

Operating income	5.9	2.6	5.7	1.6
Interest expense, net	0.8	0.9	0.8	1.0

Income before taxes	5.1	1.7	4.9	0.6
Income taxes	2.0	0.9	1.9	0.2

Net income	3.1%	0.8%	3.0%	0.4%

Comparative Analysis of Consolidated Income Statements for the Three Months Ended September 30, 2010 and 2009
Sales during the three month period ended September 30, 2010 increased $8.5 million, or 3%, to $260.1 million from $251.6 million for the same period in the prior year. The increase in sales was primarily due to higher election-related print business and the effect of an acquisition, partially offset by a 1.2% year-over-year decline in same-store sales.
Gross profit during the three months ended September 30, 2010 increased $6.7 million, or 12%, to $62.1 million, compared to $55.4 million for the same period in the prior year. The increase in gross profit was due to the 3% increase in sales and an increase in the gross profit margin. Gross profit margin (gross profit divided by revenues) increased from 22.0% in the September 2009 quarter to 23.9% in the September 2010 quarter primarily as a result of lower labor costs, higher scrap paper recycling income and fixed costs, such as depreciation, decreasing or not increasing as much as sales.
Selling expense during the three months ended September 30, 2010 declined $1.3 million, or 5%, to $22.3 million from $23.6 million for the same period in the prior year. The decrease was primarily due to lower sales commission expense.
General and administrative expenses during the three months ended September 30, 2010 increased $1.3 million, or 6%, to $23.7 million, from $22.4 million for the same period in the prior year. This increase primarily resulted from increased staff within our information technology group and new software licenses. As a percentage of sales, general and administrative expenses increased to 9.1% in the current quarter compared to 8.9% for the same period in the prior year.
Litigation and other charges during the three months ended September 30, 2010 were $0.7 million, and primarily consist of asset impairment charges. Litigation and other charges during the three months ended September 30, 2009 related to litigation that has since been settled and the impairment of certain production equipment.
Other expense consists of foreign currency transaction losses resulting from certain transactions of our Canadian and Czech Republic subsidiaries.
Net interest expense declined from $2.4 million in last year’s September quarter to $2.1 million for the quarter ended September 30, 2010 due to a lower level of average debt outstanding.
For the three months ended September 30, 2010, the Company’s effective tax rate was 39.5% as compared to an effective tax rate of 50.8% for the same period in the prior year. The prior year rate was significantly impacted by a larger percentage impact on the effective tax rate caused by permanent differences, due to lower pre-tax income in the prior year and a higher state income tax rate. In addition, during the September 2010 quarter, the effective tax rate was lower due to a greater benefit for the domestic production activity deduction.
Comparative Analysis of Consolidated Income Statements for the Six Months Ended September 30, 2010 and 2009
Sales during the six month period ended September 30, 2010 increased $19.3 million, or 4%, to $496.8 million from $477.5 million for the same period in the prior year. The increase in sales was primarily due to higher election-related print business, the effect of an acquisition and a year-over-year increase in same store sales.

Gross profit during the six months ended September 30, 2010 increased $16.3 million, or 16%, to $116.6 million compared to $100.3 million for the same period in the prior year. The increase in gross profit was due to the 4% increase in sales and an increase in the gross profit margin. Gross profit margin (gross profit divided by revenues) increased to 23.5% during the six months ended September 30, 2010 from 21.0% for the same period in the prior year as a result of lower labor costs, higher scrap paper recycling income, and fixed costs, such as depreciation, decreasing or not increasing as much as sales.
Selling expense during the six months ended September 30, 2010 declined $0.8 million, or 2%, to $45.6 million from $46.4 million for the same period in the prior year. The decrease was primarily due to lower sales commissions and other miscellaneous selling expenses. As a percentage of sales, selling expenses decreased slightly to 9.2% in the current period as compared to 9.7% for the same period in the prior year.
General and administrative expenses during the six months ended September 30, 2010 increased $2.6 million, or 6%, to $46.2 million from $43.6 million for the same period in the prior year. This increase primarily resulted from increased investments in staff within our information technology group, new software licenses and higher bad debt expense. As a percentage of sales, general and administrative expenses increased to 9.3% in the current period compared to 9.1% for the same period in the prior year.
Litigation and other charges during the six months ended September 30, 2010 includes a $5.2 million positive adjustment resulting from the settlement of litigation for an amount lower than previously recognized, partially offset by a $1.0 million charge for the cost of withdrawing from a multi-employer pension plan and asset impairment charges. The previously disclosed litigation settled was an isolated dispute between the Company and the former employer of an existing sales employee.
Net interest expense during the six months ended September 30, 2010 declined to $4.1 million from $4.8 million for the same period last year, due to a lower level of average debt outstanding and lower interest rates on floating rate bank debt.
For the six months ended September 30, 2010, the Company’s effective tax rate was 38.5% as compared to an effective tax rate of 32.8% for the same period in the prior year. The difference primarily relates to a lower state income tax rate due to the release of a valuation allowance in the prior year.
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

	Six Months Ended
	September 30
	2010	2009
	(In millions)
Net cash provided by operating activities	$20.6	$96.4
Acquisitions	(3.3)	(0.8)
Capital expenditures, net of proceeds from asset dispositions	(13.4)	(10.8)
Net payments under bank credit facilities	0.5	(63.5)
Net payments on term equipment notes and other debt	(12.0)	(20.3)
Proceeds from exercise of stock options	6.9	—

Our cash position, working capital and debt obligations are shown below:

	September 30,	March 31,
	2010	2010
	(In millions)
Cash and cash equivalents	$5.9	$6.7
Working capital	65.0	48.4
Total debt	171.7	181.6
Net cash provided by operating activities declined $75.8 million over the same period in the prior year due to the change in working capital (primarily related to changes in accounts receivable, inventories, accounts payable and accrued liabilities and income taxes payable). We invested $16.0 million and $11.4 million in new equipment and technology during the six months ended September 30, 2010 and 2009, respectively. We believe that our cash flow provided by operations, combined with new borrowings, will be adequate to cover remaining fiscal year 2011 working capital needs, debt service requirements, planned capital expenditures (estimated to be $45.0 million to $50.0 million), acquisitions of printing businesses, and the repurchase of our common stock.
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
In November 2010, our Board of Directors approved a common stock share repurchase program that will expire in October 2011 providing for repurchases of our common stock not to exceed an aggregate of $50.0 million in open-market, as well as privately negotiated transactions, pursuant to applicable securities regulations and such purchases must be permitted under the terms of the Company’s Credit Agreement. We expect to fund any repurchases under the program through cash flow provided by operations or additional borrowings under our primary bank credit facility. The amount and timing of any purchases will depend upon a number of factors, including our liquidity and potential alternative uses of our capital resources, the price and availability of our shares, and general market conditions.
Debt Obligations
In August 2010, we entered into a new Credit Agreement (the “Credit Agreement”), which effectively amended and restated the previous bank credit facility. The Credit Agreement currently provides for up to $285.0 million in revolving credit and has a maturity date of October 6, 2014. At September 30, 2010, outstanding borrowings under the Credit Agreement were $90.7 million and accrued interest at a weighted average rate of 2.0%.
Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. In order to repurchase our common stock under the terms of the Credit Agreement, we must (1) demonstrate compliance on a proforma basis, giving effect to such repurchase with the financial covenants set forth in the Credit Agreement, and (2) have a Leverage Ratio (Debt divided by EBITDA, as defined in the Credit Agreement) not exceeding 2.50 to 1.00 on a proforma basis after giving effect to the repurchase. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. The collateral also secures, on a pari passu basis, the obligations under the A&B Credit Facility and the Auxiliary Bank Facilities described below. Borrowings under the Credit Agreement accrue interest, at our option, at either LIBOR plus a margin of 1.375% to 2.75%, or an alternate base rate (based upon the greater of (i) the administrative agent bank’s prime lending rate, (ii) the sum of the LIBOR rate for a one-month interest period plus 1.50% or (iii) the sum of the Federal Funds effective rate plus 0.5% per annum) plus a margin of 0.0% to 1.25%. We are also required to pay an annual commitment fee ranging from 0.25% to 0.5% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At September 30, 2010, the applicable margin on LIBOR based loans is 1.625%, the applicable margin on alternative base rate loans is 0.125% and the applicable commitment fee was 0.25%.
We are subject to certain covenants and restrictions, including limitations on additional indebtedness we may incur in the future, and must meet certain financial tests under the Credit Agreement. We were in compliance with such covenants, restrictions and financial tests at September 30, 2010. In the event we are unable to remain in compliance with the Credit Agreement covenants and financial tests contained in the Credit Agreement in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event we are unable to obtain a waiver from our lenders or renegotiate or refinance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course would likely result.

We also maintain a secured credit facility (the “A&B Credit Facility”) which provides revolving credit for our Canadian subsidiary, Annan & Bird Lithographers, Inc., available for both U.S. dollar and Canadian dollar loans not to exceed in the aggregate $25.0 million (U.S. equivalent). At September 30, 2010, outstanding borrowings were $12.7 million (U.S. equivalent) which accrued interest at a weighted average rate of 2.7%. The A&B Credit Facility contains many of the same covenants and restrictions contained in the Credit Agreement. Additionally, a default by us under the Credit Agreement constitutes a default under the A&B Credit Facility and vice versa.
In addition, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”). Each Auxiliary Bank Facility is secured and has a maximum borrowing capacity of $5.0 million. One facility expires in October 2011 while the other facility expires in December 2010. At September 30, 2010, outstanding borrowings under the Auxiliary Bank Facilities totaled $9.9 million and accrued interest at a weighted average rate of 2.9%. Because we currently have the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in December 2010, such borrowings are classified as long-term debt in the accompanying condensed consolidated balance sheet at September 30, 2010. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.
At September 30, 2010, outstanding borrowings under term equipment notes totaled $52.6 million and carried interest rates between 3.9% and 7.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to ten years from the date of issuance, and are secured by certain equipment of the Company. We are not subject to any significant financial covenants in connection with any of the term equipment notes. Most of the term equipment notes cross-default to the events of default set forth in the Credit Agreement.
At September 30, 2010, other debt obligations totaled $5.7 million and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. We do not have any significant financial covenants or restrictions associated with the other debt obligations.
As of September 30, 2010, our available credit under existing credit facilities was $198.9 million.
Commitment and Contingencies
Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $94.7 million as of September 30, 2010.
Letters of credit —We had letters of credit outstanding as of September 30, 2010 totaling $7.8 million. All of these letters of credit were issued pursuant to the terms of our Credit Agreement, which expires October 6, 2014.
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
Receivables, net of valuation allowance — Accounts receivable at September 30, 2010 were $174.7 million, net of a $4.3 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by a contraction in the U.S. economy or other factors beyond our control. Changes in our estimates of collectability could have a material adverse effect on our consolidated financial condition or results of operations.
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
Accounting for income taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Additionally, to account for uncertain tax positions we use a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Although we believe our estimates are reasonable, the final outcome of uncertain tax positions may be different from that which is reflected in our consolidated financial statements.
Accounting for acquisitions — The allocations of purchase price to acquired assets and liabilities are initially based on estimates of fair value and are revised if and when additional information concerning certain asset and liability valuations we are waiting for at the time of the initial allocations is obtained, provided that such information is received no later than one year after the date of acquisition. In addition, when appropriate, we retain an independent third-party valuation firm to assist in the identification, valuation and determination of useful lives of identifiable intangible assets in connection with our acquisitions.

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
ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. We are exposed to market risk in interest rates related primarily to our debt obligations, which as of September 30, 2010 include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of September 30, 2010, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults upon Senior Securities
None.
ITEM 4. Removed and Reserved
None.
ITEM 5. Other Information
None.
ITEM 6. Exhibits

*	10.1
Credit Agreement dated August 20, 2010, between Consolidated Graphics, Inc., JP Morgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc., as co-lead arranger and sole book runner, Wells Fargo Bank, N.A., a syndication agent and co-lead arranger, and the lenders and guarantors party thereto (Consolidated Graphics, Inc. Form 8-K (August 20, 2010), Exhibit 10.1).

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

CONSOLIDATED GRAPHICS, INC.
Dated: November 3, 2010	By:	/s/ Jon C. Biro
Jon C. Biro
Executive Vice President and Chief Financial and Accounting Officer

Exhibit Index

*	10.1
Credit Agreement dated August 20, 2010, between Consolidated Graphics, Inc., JP Morgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc., as co-lead arranger and sole book runner, Wells Fargo Bank, N.A., a syndication agent and co-lead arranger, and the lenders and guarantors party thereto (Consolidated Graphics, Inc. Form 8-K (August 20, 2010), Exhibit 10.1).

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