Form 10-Q
period 2010-12-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2011-02-02
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31,  2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at January 21, 2011 was 11,301,980.

CONSOLIDATED GRAPHICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 31,	March 31,
	2010	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,532	$6,741
Accounts receivable, net	196,989	169,915
Inventories	53,644	48,879
Prepaid expenses	10,219	9,316
Deferred income taxes	13,768	17,294
Total current assets	280,152	252,145
PROPERTY AND EQUIPMENT, net	389,543	380,708
GOODWILL	25,512	24,226
OTHER INTANGIBLE ASSETS, net	20,091	22,647
OTHER ASSETS	10,663	7,509
	$725,961	$687,235

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$16,747	$22,235
Accounts payable	92,604	83,955
Accrued liabilities	82,368	88,174
Income taxes payable	1,211	9,417
Total current liabilities	192,930	203,781
LONG-TERM DEBT, net of current portion	173,985	159,321
OTHER LIABILITIES	15,635	14,729
DEFERRED INCOME TAXES, net	42,784	39,978
Total liabilities	425,334	417,809
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000 shares authorized; 11,320 and 11,211 issued and outstanding	113	112
Additional paid-in capital	172,906	166,094
Retained earnings	125,428	101,894
Accumulated other comprehensive income	2,180	1,326
Total shareholders’ equity	300,627	269,426
	$725,961	$687,235

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2010	2009	2010	2009
SALES	$299,111	$276,374	$795,934	$753,861
COST OF SALES	222,297	209,770	602,515	586,985
Gross profit	76,814	66,604	193,419	166,876
SELLING EXPENSES	23,471	22,678	69,078	69,053
GENERAL AND ADMINISTRATIVE EXPENSES	23,973	22,117	70,071	65,756
LITIGATION AND OTHER CHARGES	991	3,138	(2,475)	5,771
OTHER EXPENSE, net	138	48	195	212
Operating income	28,241	18,623	56,550	26,084
INTEREST EXPENSE, net	1,805	2,616	5,904	7,447
Income before taxes	26,436	16,007	50,646	18,637
INCOME TAXES	8,867	4,568	18,182	5,430
Net income	$17,569	$11,439	$32,464	$13,207

BASIC EARNINGS PER SHARE	$1.53	$1.02	$2.83	$1.18
DILUTED EARNINGS PER SHARE	$1.50	$1.00	$2.79	$1.16

SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	11,482	11,164	11,452	11,162
Diluted	11,694	11,458	11,655	11,390

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

BALANCE, March 31, 2010	11,211	$112	$166,094	$101,894	$1,326	$269,426
Net income	—	—	—	32,464	—	32,464
Other comprehensive income - currency translation adjustment	—	—	—	—	854	854
Comprehensive income						33,318
Exercise of stock options, including excess tax benefit	387	4	8,459	—	—	8,463
Share-based compensation expense	—	—	2,573	—	—	2,573
Retirement of common stock	(278)	(3)	(4,220)	(8,930)	—	(13,153)
BALANCE, December 31, 2010	11,320	$113	$172,906	$125,428	$2,180	$300,627

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31
	2010	2009

OPERATING ACTIVITIES
Net income	$32,464	$13,207
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	48,525	51,806
Amortization	2,674	2,832
Bad debt expense	726	488
Foreign currency gain	(32)	(360)
Litigation and other charges	(2,475)	5,771
Deferred income taxes	6,787	3,997
Share-based compensation expense	2,573	3,949
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(23,846)	(19,225)
Inventories	(3,489)	3,733
Prepaid expenses	(796)	5,968
Other assets	(2,858)	766
Accounts payable and accrued liabilities	(17,761)	48,006
Other liabilities	906	(540)
Income taxes payable	(8,219)	(144)
Net cash provided by operating activities	35,179	120,254

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(7,212)	(2,289)
Purchases of property and equipment	(34,447)	(21,686)
Proceeds from asset dispositions	2,862	3,106
Net cash used in investing activities	(38,797)	(20,869)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	195,309	94,462
Payments on bank credit facilities	(168,888)	(164,511)
Proceeds from term equipment notes	14,426	—
Payments on term equipment notes and other debt	(33,776)	(25,952)
Purchase of remaining interest in a consolidated subsidiary	—	(5,500)
Repurchase and retirement of common stock	(13,153)	—
Proceeds from exercise of stock options, including excess tax benefit	8,463	111
Net cash provided (used) in financing activities	2,381	(101,390)

Effect of exchange rate changes on cash and cash equivalents	28	313

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,209)	(1,692)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,741	9,762
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,532	$8,070

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and percentages)

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively with its consolidated subsidiaries referred to as the “Company”).  All intercompany accounts and transactions have been eliminated.  Such statements have been prepared in accordance with United States generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included. Operating results for the nine months ended December 31, 2010 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2010 has been derived from the Company’s most recent annual audited consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on May 21, 2010 (“2010 Form 10-K”).

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

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Pursuant to the Company’s cash management system, the Company deposits cash into its bank accounts as checks written by the Company are presented to the bank for payment. Checks issued by the Company but not presented to the banks for payment are included in accounts payable and totaled $49,076 as of December 31, 2010 and $40,342 as of March 31, 2010.

Revenue Recognition and Accounts Receivable — The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Revenue from distribution services is recognized when the services are provided. Because printed products manufactured for the Company’s customers are customized based upon the customers specifications, product returns are not significant. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 8% of the Company’s revenues for the nine months ended December 31, 2010. The Company maintains an allowance for doubtful accounts based upon its evaluation of aging of receivables, historical experience and the current economic environment. Accounts receivable in the accompanying condensed consolidated balance sheets are reflected net of allowance for doubtful accounts of $4,677 and $4,348 at December 31, 2010 and March 31, 2010, respectively.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and percentages)

(Unaudited)

Earnings Per Share — Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share reflect net income divided by the weighted average number of common shares, dilutive stock options and restricted stock unit awards outstanding using the treasury stock method. Earnings per share are set forth below:

	Three Months Ended December 31		Nine Months Ended December 31
	2010	2009	2010	2009
Numerator:
Net income	$17,569	$11,439	$32,464	$13,207
Denominator:
Weighted average number of common shares outstanding	11,482	11,164	11,452	11,162
Dilutive options and stock awards	212	294	203	228
Diluted weighted average number of common shares outstanding	11,694	11,458	11,655	11,390
Net earnings per share
Basic	$1.53	$1.02	$2.83	$1.18
Diluted	$1.50	$1.00	$2.79	$1.16

Diluted earnings per share takes into consideration the dilution of certain unvested restricted stock unit awards and unexercised stock options. For the three and nine months ended December 31, 2010, options to purchase 898 shares of common stock were outstanding but not included in the computation of diluted earnings per share, because the option exercise price exceeded the average quarterly traded price of the Company’s common stock such that their inclusion would have had an anti-dilutive effect. For the three and nine months ended December 31, 2009, options to purchase 1,108 shares of common stock were outstanding but not included in the computation of diluted earnings per share, because the option exercise price exceeded the average quarterly traded price of the Company’s common stock such that their inclusion would have had an anti-dilutive effect.

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

	December 31, 2010	March 31, 2010

Raw materials	$25,126	$20,932
Work in progress	22,661	22,354
Finished goods	5,857	5,593
	$53,644	$48,879

Goodwill and Long-Lived Assets — Goodwill totaled $25,512 at December 31, 2010 and represents the excess of the Company’s purchase cost over the fair value of the net identifiable assets acquired, net of previously recorded amortization and impairment charges. The Company assesses the impairment of goodwill by estimating the fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”) multiplied by management’s estimate of an appropriate enterprise value-to-EBITDA multiple for each reporting unit, adjusted for a control premium. Management’s total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on or around the applicable balance sheet date, after considering an appropriate control premium (25% at March 31, 2010, based upon historical transactions in the printing industry). This total Company enterprise value-to-EBITDA multiple is then used as a starting point in determining the appropriate multiple for each reporting unit. Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.

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

The Company compares the carrying value of long-lived assets, including property, plant and equipment, and intangible assets other than goodwill and intangible assets with indefinite lives to projections of future undiscounted cash flows attributable to such assets. In the event that the carrying value of any long-lived asset exceeds the projection of future undiscounted cash flows attributable to such asset, the Company records an impairment charge against income equal to the excess, if any, of the carrying value over the asset’s fair value. Property and equipment in the accompanying condensed consolidated balance sheets are reflected net of accumulated depreciation of $404,808 and $370,457 at December 31, 2010 and March 31, 2010, respectively.

The net book value of other intangible assets at December 31, 2010 was $20,091. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions and are generally amortized on a straight-line basis over periods of between 5 and 25 years. Such assets are evaluated for recoverability with other long-lived assets as discussed above. Amortization expense totaled $894 and $898 for the three months ended December 31, 2010 and 2009, respectively. Amortization expense totaled $2,674 and $2,832 for the nine months ended December 31, 2010 and 2009, respectively.

Supplemental Cash Flow Information — The condensed consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. For the nine months ended December 31, 2010 and 2009, the Company paid cash for interest totaling $6,060 and $7,580, respectively. For the nine months ended December 31, 2010, the Company paid cash for income taxes, net of refunds, totaling $13,615. For the nine months ended December 31, 2009, the Company received a cash refund for income taxes, net of payments, totaling $5,081.

Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the recorded values of its variable rate debt obligations, which totaled $142,947 at December 31, 2010 and $116,787 at March 31, 2010, respectively, approximated their fair values. The Company believes that the recorded values of its fixed rate debt obligations which totaled $47,785 at December 31, 2010 and $64,769 at March 31, 2010, respectively, approximated their fair values. Estimates of fair value are based on estimated interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.

Foreign Currency — Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at the period-end exchange rates. Income and expense items are translated at the average monthly exchange rates. The effects of period-end translation are included as a component of Accumulated Other Comprehensive Income in the condensed consolidated statement of shareholders’ equity. The net foreign currency transaction loss related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency totaled $138 and $48 for the three months ended December 31, 2010 and 2009, respectively, and $195 and $212 for the nine months ended December 31, 2010 and 2009, respectively, and is reflected as Other Expense on the condensed consolidated income statements.

Accumulated Other Comprehensive Income — Accumulated Other Comprehensive Income is comprised of foreign currency translation adjustments.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and percentages)

(Unaudited)

Geographic Information — Revenues of the Company’s subsidiaries operating outside the United States were $17,588 and $15,344 for the three months ended December 31, 2010 and 2009, respectively, and $42,928 and $37,142 for the nine months ended December 31, 2010 and 2009, respectively. Long-lived assets of the Company’s subsidiaries operating outside the United States were $35,816 as of December 31, 2010 and $35,822 as of March 31, 2010.

2.  ACQUISITIONS

Revenues and expenses of the acquired businesses have been included in the accompanying condensed consolidated financial statements beginning on their respective dates of acquisition. The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair value and may be revised if and when additional information the Company is awaiting concerning certain asset and liability valuations is obtained, provided that such information is received no later than one year after the date of acquisition. For the nine months ended December 31, 2010, the Company paid cash totaling $7,212 and assumed liabilities totaling $7,986 to acquire the assets of two printing businesses. For the nine months ended December 31, 2009, the Company paid cash totaling $1,539 to acquire certain assets of a printing business and $750 to satisfy liabilities in connection with a prior period acquisition.

3.  LONG - TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	December 31,	March 31,
	2010	2010

Bank credit facilities	$139,747	$113,186
Term equipment notes	46,142	64,612
Other	4,843	3,758
	190,732	181,556
Less—current portion	(16,747)	(22,235)
	$173,985	$159,321

In August 2010, the Company entered into a new Credit Agreement (the “Credit Agreement”), which effectively amended and restated its previous bank credit facility. The Credit Agreement provides up to $285,000 in revolving credit and has a maturity date of October 6, 2014. At December 31, 2010, outstanding borrowings under the Credit Agreement were $120,000 and accrued interest at a weighted average rate of 1.9%.

Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. In order to repurchase Company common stock under the terms of the Credit Agreement, the Company must (1) demonstrate compliance on a proforma basis, giving effect to such repurchase with the financial covenants set forth in the Credit Agreement, and (2) have a Leverage Ratio (Debt divided by EBITDA, as defined in the Credit Agreement) not exceeding 2.50 to 1.00 on a proforma basis after giving effect to such repurchase. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. The collateral also secures, on a pari passu basis, the obligations under the A&B Credit Facility and the Auxiliary Bank Facilities described below. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either LIBOR plus a margin of 1.375% to 2.75%, or an alternate base rate (based upon the greater of (i) the administrative agent bank’s prime lending rate, (ii) the sum of the LIBOR rate for a one-month interest period plus 1.50% or (iii) the sum of the Federal Funds effective rate plus 0.5% per annum) plus a margin of 0.0% to 1.25%. The Company is also required to pay an annual commitment fee ranging from 0.25% to 0.5% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At December 31, 2010, the applicable margin on LIBOR based loans was 1.625%, the applicable margin on alternative base rate loans was 0.125% and the applicable commitment fee was 0.25%.

The Company is subject to certain covenants and restrictions, including limitations on additional indebtedness it may incur in the future, and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at December 31, 2010. In the event the Company is unable to remain in compliance with the Credit Agreement covenants and financial tests contained in the Credit Agreement in the future, the Company’s lenders would have the right to declare it in default with respect to such obligations, and consequently, certain of

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and percentages)

(Unaudited)

our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event the Company was unable to obtain a waiver from its lenders or renegotiate or refinance these obligations, a material adverse effect on the ability of the Company to conduct its operations in the ordinary course would likely result.

The Company also maintains a secured credit facility (the “A&B Credit Facility”) which provides revolving credit for its Canadian subsidiary, Annan & Bird Lithographers, Inc., available for both U.S. dollar and Canadian dollar loans not to exceed in the aggregate $25,000 (U.S. equivalent). At December 31, 2010, outstanding borrowings were $10,498 (U.S. equivalent) which accrued interest at a weighted average rate of 2.8%. The A&B Credit Facility contains many of the same covenants and restrictions contained in the Credit Agreement. Additionally, a default by the Company under the Credit Agreement constitutes a default under the A&B Credit Facility and vice versa.

In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”). Each Auxiliary Bank Facility is secured and has a maximum borrowing capacity of $5,000. One facility expires in October 2011 while the other facility expires in December 2011. At December 31, 2010, outstanding borrowings under the Auxiliary Bank Facilities totaled $9,249 and accrued interest at a weighted average rate of 2.7%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in October 2011, such borrowings are classified as long-term debt in the accompanying condensed consolidated balance sheet at December 31, 2010. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.

At December 31, 2010, outstanding borrowings under term equipment notes totaled $46,142 and carried interest rates between 3.0% and 6.6%. The term equipment notes provide for principal payments plus interest for defined periods of up to eight years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. Most of the term equipment notes cross-default to the events of default set forth in the Credit Agreement.

At December 31, 2010, other debt obligations totaled $4,843 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

As of December 31, 2010, the Company’s available credit under existing credit facilities was $172,891.

4.  SHARE - BASED COMPENSATION

Pursuant to the Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (as amended, the “Plan”), employees of the Company and members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock, restricted stock unit awards or other forms of equity-based compensation. Options granted pursuant to the Plan include incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended and non-qualified stock options. Options previously granted under the Plan were at a strike price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to ten years. Unvested options generally are cancelled upon termination of employment and vested options generally expire shortly after termination of employment. Otherwise, options expire after final vesting at the end of a fixed period generally not in excess of an additional five years. At December 31, 2010, a total of 1,778 common shares were reserved for issuance pursuant to the Plan, of which 304 shares of the Company’s common stock were available for future grants. Of the 304 shares available for future grants, 38 shares may be granted as restricted stock unit awards.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and percentages)

(Unaudited)

The following table summarizes stock option activity for the nine months ended December 31, 2010:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at March 31, 2010	1,798	$37.61
Granted	15	42.62
Exercised	(369)	14.74
Forfeited or expired	(9)	44.82
Outstanding at December 31, 2010 (a)	1,435	$43.49
Exercisable at December 31, 2010 (a)	907	$43.63

(a)          Stock options outstanding as of December 31, 2010 have a weighted average remaining contractual life of 5.8 years. Based on the market value of the Company’s common stock on December 31, 2010, outstanding stock options have an aggregate intrinsic value of $12,632 and exercisable stock options have an aggregate intrinsic value of $7,143.

The Company granted an award of 12 restricted stock unit awards during the nine months ended December 31, 2010 having a fair value of $529. The following table summarizes restricted stock unit award activity for the nine months ended December 31, 2010:

Restricted Stock Unit Awards	Shares
Outstanding at March 31, 2010	45
Granted	12
Vested and issued	(18)
Forfeited or expired	—
Outstanding at December 31, 2010 (a)	39

(a)          Restricted stock units outstanding as of December 31, 2010 have a weighted average remaining contractual term of 0.8 years and a total intrinsic value of $1,887.

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

Overview

Our Organization

Consolidated Graphics is a leading U.S. and Canadian provider of commercial printing and print-related services with 70 printing businesses in 27 U.S. states, Toronto, and Prague. In connection with our traditional print services, we also provide our customers with fulfillment and mailing services, digital technology solutions and e-commerce capabilities. Generally, each facility substantially relies on locally-based customers; accordingly, we have over 20,000 individual customers with a broad diversification by industry-type and geographic orientation.  No individual facility accounts for more than 10% of our total revenues. No individual customer accounts for more than 8% of our total revenues.

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

Results of Operations

The following table sets forth our Company’s unaudited condensed consolidated income statements for the periods indicated:

	Three Months Ended December 31		Nine Months Ended December 31
	2010	2009	2010	2009
	(In millions)		(In millions)
Sales	$299.1	$276.4	$795.9	$753.9
Cost of sales	222.3	209.8	602.5	587.0
Gross profit	76.8	66.6	193.4	166.9
Selling expenses	23.5	22.7	69.1	69.1
General and administrative expenses	24.0	22.1	70.1	65.8
Litigation and other charges	1.0	3.2	(2.5)	5.8
Other expense, net	0.1	—	0.2	0.2
Operating income	28.2	18.6	56.5	26.0
Interest expense, net	1.8	2.6	5.9	7.4
Income before taxes	26.4	16.0	50.6	18.6
Income taxes	8.8	4.6	18.1	5.4
Net income	$17.6	$11.4	$32.5	$13.2

The following table sets forth the components of income expressed as a percentage of sales for the periods indicated:

	As a Percentage of Sales		As a Percentage of Sales
	Three Months Ended December 31		Nine Months Ended December 31
	2010	2009	2010	2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.3	75.9	75.7	77.9
Gross profit	25.7	24.1	24.3	22.1
Selling expenses	7.9	8.2	8.7	9.2
General and administrative expenses	8.0	8.0	8.8	8.7
Litigation and other charges	0.4	1.2	(0.3)	0.7
Other expense, net	—	—	—	—
Operating income	9.4	6.7	7.1	3.5
Interest expense, net	0.6	0.9	0.7	1.0
Income before taxes	8.8	5.8	6.4	2.5
Income taxes	2.9	1.7	2.3	0.7
Net income	5.9%	4.1%	4.1%	1.8%

Comparative Analysis of Consolidated Income Statements for the Three Months Ended December 31, 2010 and 2009

Sales during the three month period ended December 31, 2010 increased $22.7 million, or 8%, to $299.1 million from $276.4 million for the same period in the prior year.  The increase in sales was due to an increase in same-store sales, partially due to higher election-related print business, and the effect of an acquisition.

Gross profit during the three months ended December 31, 2010 increased $10.2 million, or 15%, to $76.8 million, compared to $66.6 million for the same period in the prior year.  The increase in gross profit was due to the 8% increase in sales and an increase in the gross profit margin. Gross profit margin (gross profit divided by revenues) increased from 24.1% in the December 2009 quarter to 25.7% in the December 2010 quarter primarily as a result of lower labor costs, higher scrap paper recycling income and fixed costs, such as depreciation, decreasing or not increasing as much as sales.

Selling expense during the three months ended December 31, 2010 increased $0.8 million, or 3%, to $23.5 million from $22.7 million for the same period in the prior year.  The increase was primarily due to the increase in sales. Selling expense as a percentage of sales declined from 8.2%, in the prior year to 7.9% this year due to lower compensation expense, partially resulting from a change in the sales mix.

General and administrative expenses during the three months ended December 31, 2010 increased $1.9 million, or 8%, to $24.0 million, from $22.1 million for the same period in the prior year. This increase primarily resulted from increased staff within our information technology group and new software licenses. As a percentage of sales, general and administrative expenses remained constant at 8.0%, compared to the same period in the prior year.

Litigation and other charges during the three months ended December 31, 2010 were $1.0 million and consist of the impairment of certain production equipment and lease termination costs.  Litigation and other charges during the three months ended December 31, 2009 related to litigation that has since been settled, the impairment of certain production equipment and lease termination costs.

Other expense consists of foreign currency transaction losses resulting from certain transactions of our Canadian and Czech Republic subsidiaries.

Net interest expense declined from $2.6 million in last year’s December quarter to $1.8 million for the quarter ended December 31, 2010 due to a lower level of average debt outstanding.

For the three months ended December 31, 2010, the Company’s effective tax rate was 33.5% as compared to an effective tax rate of 28.5% for the same period in the prior year.  The prior year rate was significantly impacted by a larger percentage impact on the effective rate caused by a reduction in the Company’s reserve for uncertain tax positions, due to lower pre-tax income compared to the prior year.  In addition, during the December 2010 quarter, the effective tax rate was impacted more by permanent differences.

Comparative Analysis of Consolidated Income Statements for the Nine Months Ended December 31, 2010 and 2009

Sales during the nine month period ended December 31, 2010 increased $42.0 million, or 6%, to $795.9 million from $753.9 million for the same period in the prior year. The increase in sales was due to an increase in same –store sales, which included higher election-related print business, and the effect of an acquisition.

Gross profit during the nine months ended December 31, 2010 increased $26.5 million, or 16%, to $193.4 million compared to $166.9 million for the same period in the prior year. The increase in gross profit was due to the 6% increase in sales and an increase in the gross profit margin. Gross profit margin (gross profit divided by revenues) increased to 24.3% during the nine months ended December 31, 2010 from 22.1% for the same period in the prior year as a result of lower labor costs, higher scrap paper recycling income, and fixed costs, such as depreciation, decreasing or not increasing as much as sales.

Selling expense during the nine months ended December 31, 2010 remained constant at $69.1 million compared to the same period in the prior year. As a percentage of sales, selling expenses decreased to 8.7% in the current period as compared to 9.2% for the same period in the prior year as a result of lower compensation expense.

General and administrative expenses during the nine months ended December 31, 2010 increased $4.3 million, or 7%, to $70.1 million from $65.8 million for the same period in the prior year. This increase primarily resulted from increased investments in staff within our information technology group, new software licenses and higher bad debt expense. As a percentage of sales, general and administrative expenses increased to 8.8% in the current period compared to 8.7% for the same period in the prior year.

Litigation and other charges during the nine months ended December 31, 2010 includes a $5.7 million positive adjustment resulting from the settlement of litigation for an amount lower than previously recognized, partially offset by a $1.0 million charge for the cost of withdrawing from a multi-employer pension plan and asset impairment charges.

Net interest expense during the nine months ended December 31, 2010 declined to $5.9 million from $7.4 million for the same period last year, due to a lower level of average debt outstanding and lower interest rates on floating rate bank debt.

For the nine months ended December 31, 2010, the Company’s effective tax rate was 35.9% as compared to an effective tax rate of 29.1% for the same period in the prior year.  The prior year rate was significantly impacted by a larger percentage impact on the effective rate caused by a reduction in the Company’s reserve for uncertain tax positions, due to lower pre-tax income in the prior year.

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

	Nine Months Ended December 31
	2010	2009
	(In millions)
Net cash provided by operating activities	$35.2	$120.3
Acquisitions, net of cash acquired	(7.2)	(2.3)
Capital expenditures, net of proceeds from asset dispositions	(31.6)	(18.6)
Net (payments) proceeds under bank credit facilities	26.4	(70.1)
Net payments on term equipment notes and other debt	(19.4)	(26.0)
Purchase of remaining interest in a consolidated subsidiary	—	(5.5)
Payments to repurchase and retire common stock	(13.2)	—
Proceeds from exercise of stock options, including excess tax benefit	8.5	—

Our cash position, working capital and debt obligations are shown below:

	December 31, 2010	March 31, 2010
	(In millions)
Cash and cash equivalents	$5.5	$6.7
Working capital	87.2	48.4
Total debt	190.7	181.6

Net cash provided by operating activities declined $85.1 million over the same period in the prior year due to the change in working capital (primarily related to changes in accounts receivable, accounts payable and accrued liabilities and income taxes payable). We invested $34.4 million and $21.7 million in new equipment and technology during the nine months ended December 31, 2010 and 2009, respectively. We believe that our cash flow provided by operations, combined with new borrowings, will be adequate to cover remaining fiscal year 2011 working capital needs, debt service requirements, planned capital expenditures (estimated to be between $45.0 million and $50.0 million), acquisitions of printing businesses, and the repurchase of our common stock.

We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon prevailing market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. There can be no assurance that we will be able to acquire additional printing businesses on terms acceptable to us. We expect to fund future acquisitions through cash flow provided by operations or additional borrowings under the Credit Agreement described below in “Debt Obligations”.

In November 2010, our Board of Directors authorized a common share repurchase program for the purchase of the Company’s issued and outstanding commons shares up to an aggregate of $50.0 million. The share repurchase program expires in October 2011 and allows us to repurchase shares of our common stock in open-market purchases, as well as privately negotiated transactions, pursuant to applicable securities regulations, and subject to the terms of our Credit Agreement, market conditions and other factors. During the nine month period ended December 31, 2010, we repurchased 277,833 shares of our common stock at a total cost of $13.2 million. We expect to fund any repurchases under the program through cash flow provided by operations or additional borrowings under the Credit Agreement.

Debt Obligations

In August 2010, we entered into a new Credit Agreement (the “Credit Agreement”), which effectively amended and restated our previous bank credit facility. The Credit Agreement provides up to $285.0 million in revolving credit and has a maturity date of October 6, 2014. At December 31, 2010, outstanding borrowings under the Credit Agreement were $120.0 million and accrued interest at a weighted average rate of 1.9%.

Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. In order to repurchase our common stock under the terms of the Credit Agreement, we must (1) demonstrate compliance on a proforma basis, giving effect to such repurchase with the financial covenants set forth in the Credit Agreement, and (2) have a Leverage Ratio (Debt divided by EBITDA, as defined in the Credit Agreement) not exceeding 2.50 to 1.00 on a proforma basis after giving effect to such repurchase. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. The collateral also secures, on a pari passu basis, the obligations under the A&B Credit Facility and the Auxiliary Bank Facilities described below. Borrowings under the Credit Agreement accrue interest, at our option, at either LIBOR plus a margin of 1.375% to 2.75%, or an alternate base rate (based upon the greater of (i) the administrative agent bank’s prime lending rate, (ii) the sum of the LIBOR rate for a one-month interest period plus 1.50% or (iii) the sum of the Federal Funds effective rate plus 0.5% per annum) plus a margin of 0.0% to 1.25%. We are also required to pay an annual commitment fee ranging from 0.25% to 0.5% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At December 31, 2010, the applicable margin on LIBOR based loans was 1.625%, the applicable margin on alternative base rate loans was 0.125% and the applicable commitment fee was 0.25%.

We are subject to certain covenants and restrictions, including limitations on additional indebtedness we may incur in the future, and must meet certain financial tests under the Credit Agreement. We were in compliance with such covenants, restrictions and financial tests at December 31, 2010. In the event we are unable to remain in compliance with the Credit Agreement covenants and financial tests contained in the Credit Agreement in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event we are unable to obtain a waiver from our lenders or renegotiate or refinance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course would likely result.

We also maintain a secured credit facility (the “A&B Credit Facility”) which provides revolving credit for our Canadian subsidiary, Annan & Bird Lithographers, Inc., available for both U.S. dollar and Canadian dollar loans not to exceed in the aggregate $25.0 million (U.S. equivalent). At December 31, 2010, outstanding borrowings were $10.5 million (U.S. equivalent) which accrued interest at a weighted average rate of 2.8%. The A&B Credit Facility contains many of the same covenants and restrictions contained in the Credit Agreement. Additionally, a default by us under the Credit Agreement constitutes a default under the A&B Credit Facility and vice versa.

In addition, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”). Each Auxiliary Bank Facility is secured and has a maximum borrowing capacity of $5.0 million. One facility expires in October 2011 while the other facility expires in December 2011. At December 31, 2010, outstanding borrowings under the Auxiliary Bank Facilities totaled $9.2 million and accrued interest at a weighted average rate of 2.7%. Because we currently have the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in October 2011, such borrowings are classified as long-term debt in the accompanying condensed consolidated balance sheet at December 31, 2010. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.

At December 31, 2010, outstanding borrowings under term equipment notes totaled $46.1 million and carried interest rates between 3.0% and 6.6%. The term equipment notes provide for principal payments plus interest for defined periods of up to eight years from the date of issuance, and are secured by certain equipment of the Company. We are not subject to any significant financial covenants in connection with any of the term equipment notes. Most of the term equipment notes cross-default to the events of default set forth in the Credit Agreement.

At December 31, 2010, other debt obligations totaled $4.8 million and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. We do not have any significant financial covenants or restrictions associated with the other debt obligations.

As of December 31, 2010, our available credit under existing credit facilities was $172.9 million.

Commitment and Contingencies

Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business.  Our future contractual obligations under such operating leases total approximately $89.0 million as of December 31, 2010.

Letters of credit —We had letters of credit outstanding as of December 31, 2010 totaling $7.4 million. All of these letters of credit were issued pursuant to the terms of our Credit Agreement, which expires October 6, 2014.

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

Receivables, net of valuation allowance — Accounts receivable at December 31, 2010 were $197.0 million, net of a $4.7 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by a contraction in the U.S. economy or other factors beyond our control. Changes in our estimates of collectability could have a material adverse effect on our consolidated financial condition or results of operations.

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

Impairment of long-lived assets — We evaluate long-lived assets, including property, plant and equipment, and intangible assets other than goodwill and intangible assets with indefinite lives whenever events or changes in conditions indicate that the carrying value may not be recoverable. The evaluation requires us to estimate future undiscounted cash flows associated with an asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, then the need for an impairment exists. Estimating future cash flows requires judgments regarding future economic conditions, demand for services and pricing. Although we believe our estimates are reasonable, significant differences in the actual performance of the asset or group of assets may materially affect our asset values and require an impairment charge in future periods.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in which the Company discusses factors it believes may affect its performance or results in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “forecast,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks, including those created by general market conditions, competition and the possibility that events may occur beyond the Company’s control, which may limit its ability to maintain or improve its operating results or financial condition or acquire additional printing businesses. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, which include, weakness in the economy, financial stability of its customers, the sustained growth of its digital printing business, seasonality of election-related business, its ability to adequately manage business expenses, including labor costs, the unfavorable outcome of legal proceedings, the lack of or adequacy of insurance coverage for its operations, the continued availability of raw materials at affordable prices, retention of its key management and operating personnel, satisfactory labor relations, the potential for additional goodwill impairment charges, its ability to identify new acquisition opportunities, negotiate and finance such acquisitions on acceptable terms and successfully absorb and manage such acquisitions in a timely and efficient manner, as well as other risks described under the heading “Risk Factors” of our Annual Report on 10-K and the risk factors and cautionary statements described in the other documents the Company files or furnishes from time to time with the Securities and Exchange Commission, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Should one or more of the foregoing risks or uncertainties materialize, or should the Company’s underlying assumptions, expectations, beliefs or projections  prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. We are exposed to market risk in interest rates related primarily to certain of our debt obligations, which as of December 31, 2010 includes borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of December 31, 2010, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

CONSOLIDATED GRAPHICS, INC.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, our Company is involved in litigation relating to claims arising out of its operations in the normal course of business. We maintain insurance coverage against certain types of potential claims in an amount which we believe to be adequate, but there is no assurance that such coverage will in fact cover, or be sufficient to cover, all potential claims. Currently, we are not aware of any legal proceedings or claims pending against the Company that our management believes may have a material adverse effect on our financial condition or results of operations.

ITEM 1A.  Risk Factors

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2010, the Board of Directors approved a common stock share repurchase program providing for repurchases of our common stock not to exceed $50.0 million in the aggregate in open-market or block purchase transactions. The stock share repurchase program expires October 2011. The following are details of repurchases under this program for the period covered by this report:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Announced Plan
Purchases from October 1, 2010 through October 31, 2010	—	$—	—	$—
Purchases from November 1, 2010 through November 30, 2010	134,631	$45.52	134,631	$43,875,064
Purchases from December 1, 2010 through December 31, 2010	143,252	$49.02	143,252	$36,857,754

Total	277,883	$47.32	277,883

(a)          All shares were purchased in open-market transactions.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  (Removed and Reserved)

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

CONSOLIDATED GRAPHICS, INC.

Dated: February 2, 2011	By:	/s/ Jon C. Biro
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