Form 10-K
period 2011-03-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2011-05-27
CIK 921500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 30, 2010 (last business day of Consolidated Graphics, Inc.’s most recently completed second fiscal quarter):

COMMON STOCK, $.01 PAR VALUE—$416,642,468

The number of shares outstanding of the registrant’s common stock as of April 30, 2011:

COMMON STOCK, $.01 PAR VALUE—11,064,211

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on or about August 25, 2011, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Form 10-K.

CONSOLIDATED GRAPHICS, INC.

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2011

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in which the Company discusses factors it believes may affect its performance or results in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “forecast,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks, including those created by general market conditions, competition and the possibility that events may occur beyond the Company’s control, which may limit its ability to maintain or improve its operating results or financial condition or acquire additional printing businesses. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Annual Report on Form 10-K for a variety of reasons, which include, weakness in the economy, financial stability of its customers, the sustained growth of its digital printing business, seasonality of election-related business, its ability to adequately manage business expenses, including labor costs, the unfavorable outcome of legal proceedings, the lack of or adequacy of insurance coverage for its operations, the continued availability of raw materials at affordable prices, retention of its key management and operating personnel, satisfactory labor relations, the potential for additional goodwill impairment charges, its ability to identify new acquisition opportunities, negotiate and finance such acquisitions on acceptable terms and successfully absorb and manage such acquisitions in a timely and efficient manner, as well as other risks described under the heading “Risk Factors” of this Annual Report on Form 10-K and the risk factors and cautionary statements described in the other documents the Company files or furnishes from time to time with the Securities and Exchange Commission, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Should one or more of the foregoing risks or uncertainties materialize, or should the Company’s underlying assumptions, expectations, beliefs or projections prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected.

PART I

Item 1. Business

In this annual report, the words “Consolidated Graphics,” “CGX,” the “Company,” “we,” “our” and “us” refer to Consolidated Graphics, Inc., including our consolidated subsidiaries, unless the context indicates otherwise. Our fiscal year ends on March 31st.

Company Overview

Consolidated Graphics, headquartered in Houston, Texas, is one of North America’s leading general commercial printing and print-related companies, with 70 printing businesses strategically located across 27 states, Toronto and Prague, and a presence in Asia. Each of our domestic and Canadian printing businesses has a well-established operating history, more than 25 years in most cases.  Approximately 95% of our revenues are attributable to our U.S. businesses.  Approximately 92% of our long-lived assets are located in the U.S.

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

Primary industry challenges faced by printing business owners include the need to make on-going investments in new technology and equipment and downturns in the economy. General commercial printing businesses must make substantial capital investments over time in new equipment and technology in order to remain competitive in the industry, but they may not have the financial resources to do so. The current state of the financial market has also limited the amount of available credit to many printing businesses, thus hindering their ability to invest in new equipment and technology.

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

In general, changes in prevailing U.S. economic conditions have and will continue to impact the general commercial printing industry (approximately 95% of our fiscal 2011 revenues were generated in the U.S.). Generally, if weakness in the U.S. economy causes local and national corporations to reduce their spending on advertising and marketing materials, the demand for commercial printing services may be adversely affected. Further compounding a potential decline in demand, competitive pricing pressures may occur and negatively impact the level of sales and profit margins throughout the industry.

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

The major competitive factors in our business are:

•             Extent and quality of customer service, including ability to meet customer deadlines

•             Quality of finished materials

•             Cost structure and sales pricing strategy

•             Financial strength

The ability to provide high-quality customer service is also dependent on production and distribution capabilities, along with the availability of equipment that is appropriate in size and function for a given project. We believe that our broad range of printing capabilities and services, along with our ability to use our geographic footprint to serve customers on local, regional and national levels, gives us a competitive advantage over smaller, local printing companies. Furthermore, the economic advantages created by our purchasing power, advanced technological capabilities and ability to utilize available production capacity throughout our organization, enable our printing businesses to compete more effectively and provide faster turnaround times than many of our competitors. Furthermore, our strong financial position enables us to invest in newer, more efficient technology and equipment and to make strategic acquisitions, which expands our industry-leading position in terms of locations, capabilities, and services.

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

•             Providing information and training to our sales professionals (602 currently) to ensure they are knowledgeable about the complete range of services and capabilities we offer.

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

Cost Savings — Because of our size and extensive geographic footprint, we leverage our economies of scale to purchase supplies and equipment used in the printing process and to purchase newer, more efficient equipment. We have various national purchasing contracts in place with major suppliers and manufacturers. Our purchasing support staff continually monitor market conditions and negotiate pricing and other contractual terms with these vendors to maximize the cost savings we achieve under these agreements. In addition, we have centralized certain administrative services, such as human resources, legal, treasury, tax and risk management, to generate cost savings.

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

Leadership Development — Our program to recruit, train and develop recent college graduates as printing sales and management professionals is an integral component of our growth strategy. Participants in our Leadership Development Program follow a curriculum that provides them with technical industry knowledge, coupled with general business, managerial, sales and best practices training. Our Leadership Development Program is unique to the industry, and we believe it is a key factor in our ability to provide a high degree of quality customer service, as well as to provide a pool of talent for future management positions at our printing businesses. As of April 30, 2011 we had 506 employees who were current participants in or graduates of this program, 23 of whom serve as the president of the printing business at which they are employed, representing 35% of our printing company presidents.

Printing Operations

We currently operate 70 printing businesses strategically located across 27 states, Toronto and Prague, and a presence in Asia (see Item 8. Financial Statements and Supplementary Data — Note 2. — Significant Accounting Policies and Other Information for additional financial information with respect to our foreign operations). Each printing business is operated as a direct or indirect wholly-owned subsidiary of our Company. No individual facility accounts for more than 10% of our total revenues. We produce high-quality, custom-designed printed materials for a large base of customers in a broad cross-section of industries, the majority of which are located in the markets where our printing businesses are based. In addition to providing a full range of prepress, digital and offset printing and finishing services, our printing businesses offer fulfillment and mailing services, as well as e-commerce software solutions and other print-related, value-added services.

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

We primarily use offset lithography to reproduce images on paper, which is the process that generally provides the highest quality, lowest cost printed materials for most commercial printing projects. Short and medium-run projects are generally printed on sheetfed presses, while longer-run projects are typically printed on web presses. Our printing businesses primarily use sheetfed printing presses, which are generally capable of printing up to 16 pages of letter-sized finished product on a 28 by 40 inch sheet of paper with eight pages on each side (known as a 16-page “signature”). Currently our printing businesses operate a total of 279 sheetfed presses capable of simultaneously printing from one to 12 colors and are capable of running at speeds of up to 18,000 impressions an hour. We operate 59 half and full-size web printing presses which print up to eight colors on a continuous roll of paper, print up to 32-page signatures on both sides of the paper at speeds of up to 50,000 impressions an hour and are also capable of folding, gluing and/or perforating the printed material in a single pass.

Digital printing is a smaller but rapidly-growing component of the general commercial printing industry that enables high quality, variable data customization (such as personalization by name, relationship or interests) on very short to medium-run projects. We operate a total of 238 digital presses, including 120 high capacity, ultra high quality presses such as HP Indigo, Kodak Nexpress, Xeikon, and Xerox iGen3. In addition we operate 4 digital inkjet webpresses.

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

Utilizing our information technology infrastructure and resources, as well as our expertise in digital technology, we offer print-related e-commerce solutions that enable our customers to (i) streamline their print procurement process and improve their ability to manage the printed materials they order, (ii) design, procure, distribute, track and analyze results of printing-based marketing programs and activities and (iii) supplement the message of their printed materials through other media, such as the internet, email or text messaging. Most of these e-commerce solutions are Internet-based, and like the printed materials we produce, are customized to the specific needs of our customers. For marketing purposes, we refer to our e-commerce capabilities using the “WorkSmart Suite” group of products. The key e-commerce capabilities we offer include:

•             Streamline

A fully customizable online system with an array of tools that streamline the purchase, management and distribution of the customer’s entire range of marketing materials.

•             Connect

A unique capability that enables the customer to combine the use of printed material with other media such as internet, email and text messages to create highly engaging personalized marketing campaigns designed to increase response rates.

•             Organize

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

Under our national sales organization (which is discussed below), sales support for our technology solutions, including WorkSmart Suite products, is provided to our printing businesses to assist them in identifying prospective customers and marketing our suite of technology based capabilities and services. We maintain technology project management and staff to design and develop customized solutions in response to the specific needs of each customer. We also utilize support staff at each of our printing businesses who are trained and able to serve our customers’ needs related to our technical capabilities and services.

Sales and Marketing

Most of our sales are generated by individual orders through commissioned sales personnel. As of April 30, 2011 we employed 602 sales professionals. In addition to soliciting business from existing and prospective customers, our sales personnel act as liaisons between customers and our production departments and also provide technical advice and assistance to customers throughout the printing process.

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

A significant element of our marketing focus is to ensure rapid response to customer requirements and produce high-quality printed materials at competitive prices. Rapid responsiveness is essential because of the short lead time on most commercial printing projects. Our printing operations are designed to maintain maximum flexibility to meet customer needs, both on scheduled and short-notice basis. Each of our printing businesses generally seek projects that it believes will best utilize its respective equipment and expertise; however, each has access to and is encouraged to offer its customers the broad range of capabilities we offer throughout our organization.

We also actively pursue opportunities to establish sole or preferred-source, printing relationships with large corporations that are seeking to leverage their print spending and limit their number of commercial print providers. We refer to these customers as “national accounts.” To better position ourselves to capitalize on future national account opportunities, as well as to provide more sales training and support to our printing businesses, our national sales organization consists of an executive level team of sales and marketing professionals who play a key support role to the efforts of our printing businesses to identify and develop national account opportunities.

Customers

Our diverse customer base includes both national and local corporations in the U.S. and Canada operating in a wide range of industries, as well as mutual fund companies, advertising agencies, graphic design firms, catalog retailers, direct mail marketers, state and local governments and quasi-governmental agencies, educational institutions, not-for-profit associations, and political campaign organizations. During fiscal 2011, we served approximately 20,000 customers, and our top ten customers accounted for approximately 17% of total sales, with none representing more than 7% individually. We believe that our large and diverse customer base, broad geographic coverage of the U.S. and extensive range of printing and print-related capabilities may lessen our exposure to economic slowdowns or other adverse consequences that may generally affect any particular industry or any particular geographic region. However, because we typically produce a large number of advertising and marketing materials for our customers, to the extent that advertising and marketing spending is reduced during an economic downturn, our level of sales and results of operations may be adversely affected.

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

Suppliers

We purchase raw materials used in the commercial printing process (such as paper, prepress supplies, ink, and boxes) from a number of major U.S. and Canadian, as well as many local, suppliers. We are not materially dependent on any one supplier and the raw materials we utilize are generally readily available. We use a two-tiered approach to purchasing in order to maximize the economies associated with our size, while maintaining the local efficiencies and time sensitivity required to meet customer demands. We negotiate master purchasing arrangements centrally with major suppliers and manufacturers to obtain preferential pricing and terms, and then communicate the terms of these arrangements to our individual printing businesses. Each printing business orders goods and services through our major vendors as needed based on the terms set forth in our master purchasing agreements or, when appropriate, purchases locally. We continually monitor market conditions and product developments, and we regularly review the contractual terms of our master purchasing agreements to take advantage of our increasing buying power and maximize the benefits associated with these agreements. None of our supplier contracts obligate us to minimum purchase requirements.

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

Employees

As of April 30, 2011, we had 5,333 employees throughout our organization. Of this total, 491 were employed subject to the terms of various collective bargaining agreements, 345 of which are under collective bargaining agreements that have expired or will expire within one year. We are currently in negotiations for new collective bargaining agreements with unions at four of our printing businesses with expired collective bargaining agreements. We believe that our relations with our employees are generally satisfactory.

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

We are dependent on the availability of paper, ink, and other raw materials to support our operations. Circumstances outside of our control in these markets could result in a decrease in the supply of paper, ink or other raw materials and could adversely affect our business and results of operations.

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

A decline in the U.S. and global economic conditions will most likely affect our results of operations and financial position. A decline in such economic conditions can cause our customers difficulty in obtaining credit to fund their operations. Additionally, many of our direct and indirect customers may delay or reduce their purchases of printed materials. These conditions could adversely affect our revenues, increase price competition and/or increase operating costs, which could adversely affect our business, result of operations and financial condition. Additionally, we could suffer significant losses if such economic conditions would cause customers whom we have offered certain trade credit to fail or otherwise not have the ability to pay us. A significant write-off of accounts receivable due to uncollectability would also have a negative impact on our financial results. The overall business climate may also be impacted by domestic and foreign wars or acts of terrorism. Such acts may have sudden and unpredictable adverse impacts on demand for our services.

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

The efficient operation of our business depends on our information technology infrastructure and our management information systems. We generally rely on our management information systems to effectively manage accounting and financial functions, job entry, tracking, production, distribution and cost accumulation and certain purchasing functions. Our information technology infrastructure underlies both our management information systems and our technology-based product offerings. The failure of our information technology infrastructure and/or our management information systems to perform could severely disrupt our business and adversely affect our results of operations. In addition, our information technology infrastructure and/or our management information systems are vulnerable to damage or interruption from natural or man-made disasters, terrorist attacks, computer viruses or hackers, power loss, or other computer systems, Internet telecommunications or data network failures. Any such interruption could adversely affect our business and results of operations.

We generally do not have long-term customer agreements.

Our customers are typically not contractually obligated to purchase future services from us. Although our business does not depend on any one customer or group or type of customers, we cannot be sure that any particular customer will continue to do business with us for any period of time.

We depend on good labor relations.

If the employees at one or more of our unionized businesses were to engage in a strike or other work stoppage for any reason, including failure to enter into satisfactory collective bargaining agreements with unions, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both, which could have a material adverse effect on our results of operations. Currently we are in negotiations with unions at four of our printing businesses and there is no assurance that such negotiations will be successful or result in favorable collective bargaining agreements.

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

We have a significant amount of goodwill, other long-lived assets and deferred taxes on our balance sheet. Declines in expected profitability could lead to impairment charges related to goodwill, other long-lived assets, or deferred tax assets.

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

Item 2. Properties

As of April 30, 2011, our principal facilities consisted of approximately 6.4 million square feet that contain production, storage and office space, of which approximately 2.5 million square feet is owned and approximately 3.9 million square feet is leased. Certain of the leased facilities, totaling approximately 0.3 million square feet, are leased from former owners and current employees of four of our printing businesses. All other leases are with unaffiliated third parties. We believe our facilities are generally suitable for their present and intended purposes and are adequate for our current level of operations. These facilities are located across 27 states, Toronto and Prague.

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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “CGX.” The following table presents the quarterly high and low sales prices for our common stock for each of the last two fiscal years:

Fiscal 2011—Quarter Ended:	High	Low

June 30, 2010	48.25	34.53
September 30, 2010	47.44	33.71
December 31, 2010	51.69	40.93
March 31, 2011	56.50	48.50

Fiscal 2010—Quarter Ended:	High	Low

June 30, 2009	21.50	12.10
September 30, 2009	27.17	15.23
December 31, 2009	37.53	19.13
March 31, 2010	48.48	33.21

As of April 30, 2011, there were 63 shareholders of record representing approximately 5,547 beneficial owners.

In November 2010, the Board of Directors approved a common stock share repurchase program providing for repurchases of our common stock not to exceed $50.0 million in the aggregate in open-market or privately negotiated transactions. The stock share repurchase program expires October 2011. The following are details of repurchases under this program for the quarter ended March 31, 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Announced Plan
Purchases from January 1, 2011 through January 31, 2011	25,732	$49.88	25,732	$35,574,967
Purchases from February 1, 2011 through February 28, 2011	53,856	$54.49	53,856	$32,641,803
Purchases from March 1, 2011 through March 31, 2011	198,739	$52.31	198,739	$22,251,366

Quarterly Total	278,327	$52.51	278,327

Fiscal 2011 Total	556,210	$49.92	556,210

(a) All shares were purchased in open-market transactions.

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

Information regarding our Amended and Restated Long-Term Incentive Plan, as amended, as of March 31, 2011 is incorporated by reference from Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

	Year Ended March 31
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Income Statement Data
Sales	$1,054,040	$990,861	$1,145,146	$1,095,388	$1,006,186
Cost of sales	795,991	770,075	874,711	812,401	736,996
Gross profit	258,049	220,786	270,435	282,987	269,190
Selling expenses	91,626	91,378	105,688	106,952	101,649
General and administrative expenses	95,185	88,091	95,261	78,804	69,223
Goodwill impairment charge	—	6,134	83,324	—	11,533
Litigation and other	(1,945)	7,210	17,350	—	—
Other expense (income), net	237	357	(809)	(3,064)	—
Operating income (loss)	72,946	27,616	(30,379)	100,295	86,785
Interest expense, net	7,612	9,592	14,995	12,020	6,702
Income (loss) before taxes	65,334	18,024	(45,374)	88,275	80,083
Income tax expense (benefit)	23,922	3,936	(5,804)	28,951	29,342
Net income (loss)	$41,412	$14,088	$(39,570)	$59,324	$50,741

Earnings (loss) per share
Basic	$3.63	$1.26	$(3.55)	$4.76	$3.74
Diluted	$3.57	$1.23	$(3.55)	$4.63	$3.65

	March 31
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data
Working capital	$63,099	$48,364	$109,433	$138,250	$100,153
Property and equipment, net	388,681	380,708	430,519	421,347	354,156
Goodwill	27,124	24,226	29,436	102,423	86,145
Total assets	698,483	687,235	765,208	872,663	723,969
Long-term debt, net of current portion	154,161	159,321	287,164	362,448	142,144
Total shareholders’ equity	297,361	269,426	250,464	279,793	365,536

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

Overview

Our Company is one of North America’s leading general commercial printing and print-related companies, with 70 printing businesses across 27 states, Toronto and Prague, and a presence in Asia. In connection with our traditional print services, we also provide our customers fulfillment and mailing services and digital technology solutions and e-commerce capabilities.

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

Most of our sales are generated by individual orders through commissioned sales personnel. We predominately recognize revenue from these orders when we deliver the ordered goods and services. To a large extent, continued engagement of our Company by our customers for successive business opportunities depends upon the customers’ satisfaction with the quality of products and services we provide. As such, it is difficult for us to predict with any high degree of certainty the number, size, and profitability of printing services that we expect to provide for more than a few weeks in advance. Our revenues, however, tend to be strongest in the quarter ended December followed by revenue in the quarter ended March. Conversely, revenues tend to be seasonally weaker in the quarters ended June and September. Sales from election-related print business tend to be higher in every other year, including years in which national elections are held.

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

Results of Operations

The following table sets forth our Company’s historical consolidated income statements and certain percentage relationships for the periods indicated:

	Year Ended March 31			As a Percentage of Sales Year Ended March 31
	2011	2010	2009	2011	2010	2009
	(In millions)
Sales	$1,054.0	$990.9	$1,145.2	100.0%	100.0%	100.0%
Cost of sales	796.0	770.1	874.8	75.5	77.7	76.4
Gross profit	258.0	220.8	270.4	24.5	22.3	23.6
Selling expenses	91.6	91.4	105.7	8.7	9.2	9.2
General and administrative expenses	95.2	88.1	95.3	9.0	8.9	8.3
Goodwill impairment charge	—	6.1	83.3	—	0.6	7.3
Litigation and other	(1.9)	7.2	17.3	(.1)	0.7	1.5
Other expense (income), net	0.1	0.4	(0.8)	—	0.1	(0.0)
Operating income (loss)	73.0	27.6	(30.4)	6.9	2.8	(2.7)
Interest expense, net	7.7	9.6	15.0	0.7	1.0	1.3
Income (loss) before taxes	65.3	18.0	(45.4)	6.2	1.8	(4.0)
Income tax expense (benefit)	23.9	3.9	(5.8)	2.3	0.4	(0.5)
Net income (loss)	$41.4	$14.1	$(39.6)	3.9%	1.4%	(3.5)%

Our sales and expenses during fiscal year 2011 were impacted by the acquisition of the assets of two printing businesses. In accordance with the acquisition method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. Accordingly, acquisitions affect our financial results in any one year compared to the prior year by the full-year impact of prior year acquisitions (as compared to the partial impact in the prior year) and the partial-year impact of current year acquisitions. This revenue impact is referred to below as the “impact of acquisitions.” We refer to revenue growth or decline, excluding the effect of revenues contributed by acquisitions and election-related business, in the most recent or prior fiscal year as “internal” or “same-store” sales growth or decline.

Analysis of Consolidated Income Statements for Fiscal Year 2011 as Compared to Fiscal Year 2010

Sales for 2011 increased $63.2 million, or 6%, to $1.05 billion from $990.9 million in 2010. The increase in sales was primarily due to higher election-related print business, the impact of acquisitions, and a 2% year-over-year increase in same-store sales.

Gross profit for 2011 increased by $37.3 million, or 17%, to $258.0 million from $220.8 million in 2010.  The increase in gross profit was due to the 6% increase in sales and an increase in our gross profit margin. Gross profit margin (gross profit divided by revenues) increased to 24.5% for 2011 from 22.3% for 2010 as a result of lower labor costs, higher scrap paper recycling income, and fixed costs, such as depreciation, decreasing or not increasing as much as sales.

Selling expense for 2011 increased $0.2 million, or 0.3%, to $91.6 million from $91.4 million in 2010.  As a percentage of sales, selling expenses decreased to 8.7% in the current year as compared to 9.2% for the prior year primarily as a result of lower compensation expense.

General and administrative expenses for 2011 increased $7.1 million, or 8%, to $95.2 million from $88.1 million in 2010. This increase primarily resulted from increased investments in staff within our information technology group and new software licenses, offset by lower stock based compensation and bad debt expense. As a percentage of sales, general and administrative expenses increased to 9.0% in the current period compared to 8.9% for the same period in the prior year.

Litigation and other, which increased operating income, in total, $1.9 million for 2011, includes a $5.7 million positive adjustment resulting from the settlement of litigation for an amount lower than previously recognized, partially offset by a $1.0 million charge for the cost of withdrawing from a multi-employer pension plan and various asset impairment charges. The previously disclosed litigation settled an isolated dispute between the Company and the former employer of an existing sales employee.

Other expense and other income consists of foreign currency transaction losses and gains resulting from certain transactions of our Canadian and Czech Republic subsidiaries.

Net interest expense for 2011 decreased $1.9 million, or 20%, to $7.7 million from $9.6 million in 2010, due to a lower level of average debt outstanding and lower interest rates on floating rate bank debt. Total debt declined from $181.6 million at March 31, 2010 to $170.1 million at March 31, 2011.

Income tax expense for 2011 was $23.9 million, reflecting an overall effective income tax rate of 36.6% as compared to an effective tax rate of 21.8% in fiscal 2010. In fiscal 2010, the effects of income tax uncertainties and non-deductible expenses had a larger impact on the effective income tax rate due to lower pre-tax book income.

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

Litigation and other of $7.2 million for 2010 included litigation charges and charges for the impairment of certain production equipment. The litigation and other of $17.3 million for 2009 relates to jury rendered verdicts for compensatory and punitive damages against the Company due to a lawsuit involving an isolated dispute between the Company and the former employer of an existing sales employee. As a result of these verdicts, a pre-tax litigation charge was recognized in the consolidated financial statements. The litigation was settled in fiscal 2011 for an amount lower than previously recognized and reduced the original litigation charge by $5.7 million.

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

	Year Ended March 31
	2011	2010	2009
	(In millions)
Net cash provided by operating activities	$101.2	$156.8	$140.9
Acquisitions of businesses, net of cash acquired	(7.2)	(2.9)	(6.7)
Capital expenditures net of proceeds from asset dispositions (1)	(43.3)	(21.1)	(68.2)
Changes in capital projects in process	(21.5)	4.0	0.1
Net payments under bank credit facilities	(5.5)	(104.8)	(53.1)
Net payments on term equipment notes and other debt	(8.3)	(31.1)	(21.6)
Payments to repurchase and retire common stock	(27.8)	—	—
Purchase of remaining interest in consolidated subsidiary	—	(5.5)	—
Proceeds from exercise of stock options, including excess tax benefit	9.6	1.3	3.0

(1)      Excludes capital expenditures of $7.3 million in fiscal 2009, that were directly financed.

Additionally, our cash position, working capital and debt obligations as of March 31, 2011, 2010 and 2009 are shown below and should be read in conjunction with our consolidated balance sheets and the notes thereto included in Item 8. Financial Statements and Supplementary Data:

	March 31
	2011	2010	2009
	(In millions)
Cash and cash equivalents	$3.7	$6.7	$9.8
Working capital	63.1	48.4	109.4
Total debt	170.1	181.6	314.2

Net cash provided by operating activities decreased by $55.6 million for fiscal 2011 compared to fiscal 2010. This decrease was due primarily to changes in working capital items. Significant changes include accounts payable, accrued liabilities and income taxes payable. During fiscal 2011, we placed in service $47.2 million in new technology, equipment and real estate.

We believe that our cash flow provided by operations, combined with new borrowings, will be adequate to cover our fiscal 2012 working capital needs, debt service requirements, common share repurchase program, and planned capital expenditures, including acquisitions of printing businesses.

In May 2010, we acquired the assets of Hickory Printing located in Conover, North Carolina. In December 2010, we acquired the assets of The Jackson Group located in Indianapolis, Indiana.

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

In November 2010, our Board of Directors authorized a common share repurchase program for the purchase of the Company’s issued and outstanding common shares up to an aggregate of $50.0 million. The share repurchase program expires in October 2011 and allows us to repurchase shares of our common stock in open-market purchases, as well as privately negotiated transactions, pursuant to applicable securities regulations, and subject to the terms of our Credit Agreement, market conditions and other factors. During the year ended March 31, 2011, we repurchased 556,210 shares of our common stock at a total cost of $27.8 million. We expect to fund any repurchases under the program through cash flow provided by our operations or additional borrowings under the Credit Agreement.

Debt Obligations

In August 2010, we entered into a new Credit Agreement (the “Credit Agreement”), which effectively amended and restated our previous bank credit facility. The Credit Agreement provides up to $285.0 million in revolving credit and has a maturity date of October 6, 2014. At March 31, 2011, outstanding borrowings under the Credit Agreement were $90.0 million and accrued interest at a weighted average rate of 1.9%.

Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase our common stock. In order to repurchase our common stock under the terms of the Credit Agreement, we must (1) demonstrate compliance on a proforma basis, giving effect to such repurchase with the financial covenants set forth in the Credit Agreement, and (2) have a Leverage Ratio (Debt divided by EBITDA, as defined in the Credit Agreement) not exceeding 2.50 to 1.00 on a proforma basis after giving effect to such repurchase. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. The collateral also secures, on a pari passu basis, the obligations under the A&B Credit Facility and the Auxiliary Bank Facilities described below. Borrowings under the Credit Agreement accrue interest, at our option, at either LIBOR plus a margin of 1.375% to 2.75%, or an alternate base rate (based upon the greater of (i) the administrative agent bank’s prime lending rate, (ii) the sum of the LIBOR rate for a one-month interest period plus 1.50% or (iii) the sum of the Federal Funds effective rate plus 0.5% per annum) plus a margin of 0.0% to 1.25%. We are also required to pay an annual commitment fee ranging from 0.25% to 0.5% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At March 31, 2011, the applicable margin on LIBOR based loans was 1.625%, the applicable margin on alternative base rate loans was 0.125% and the applicable commitment fee was 0.25%.

We are subject to certain covenants and restrictions, including limitations on additional indebtedness we may incur in the future, and must meet certain financial tests under the Credit Agreement. We were in compliance with such covenants, restrictions and financial tests at March 31, 2011. In the event we are unable to remain in compliance with the Credit Agreement covenants and financial tests contained in the Credit Agreement in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event we are unable to obtain a waiver from our lenders or renegotiate or refinance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course would likely result.

We also maintain a secured credit facility (the “A&B Credit Facility”) which provides revolving credit for our Canadian subsidiary, Annan & Bird Lithographers, Inc., available for both U.S. dollar and Canadian dollar loans not to exceed in the aggregate $25.0 million (U.S. equivalent). At March 31, 2011, outstanding borrowings were $8.8 million (U.S. equivalent) which accrued interest at a weighted average rate of 2.8%. The A&B Credit Facility contains many of the same covenants and restrictions contained in the Credit Agreement. Additionally, a default by us under the Credit Agreement constitutes a default under the A&B Credit Facility and vice versa.

In addition, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”). Each Auxiliary Bank Facility is secured and has a maximum borrowing capacity of $5.0 million. One facility expires in October 2011 while the other facility expires in December 2011. At March 31, 2011, outstanding borrowings under the Auxiliary Bank Facilities totaled $9.3 million and accrued interest at a weighted average rate of 2.7%. Because we currently have the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in October 2011, such borrowings are classified as long-term debt in the accompanying condensed consolidated balance sheet at March 31, 2011. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.

At March 31, 2011, outstanding borrowings under term equipment notes totaled $57.2 million and carried interest rates between 3.3% and 4.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to eight years from the date of issuance, and are secured by certain equipment of the Company. We are not subject to any significant financial covenants in connection with any of the term equipment notes. Most of the term equipment notes cross-default to the events of default set forth in the Credit Agreement.

At March 31, 2011, other debt obligations totaled $4.8 million and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. We do not have any significant financial covenants or restrictions associated with these other debt obligations.

As of March 31, 2011, our available credit under existing credit facilities was $204.6 million.

Contractual Obligations and Other Commitments

As of March 31, 2011, the scheduled maturity of our contractual obligations is as follows (in millions):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Other

Debt obligations(1)	$170.1	$15.9	$31.2	$123.0	$—	$—
Operating lease obligations	87.3	18.9	29.8	16.5	22.1	—

(1)    Includes all long-term debt, including the current portion of long-term debt on the face of the balance sheet as of March 31, 2011.

Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business.

Letters of credit —We had letters of credit outstanding as of March 31, 2011 totaling $7.4 million. All of these letters of credit were issued pursuant to the terms of our Credit Agreement, which expires October 6, 2014.

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

Receivables, net of valuation allowance — Accounts receivable at March 31, 2011 were $171.8 million, net of a $3.7 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by a contraction in the U.S. economy or other factors beyond our control. Changes in our estimates of collectability could have a material adverse effect on our consolidated financial condition or results of operations.

Impairment of Goodwill — We evaluate the carrying value of our goodwill as of each fiscal year end, or at any time that management becomes aware of an indication of potential impairment. Under the applicable accounting standards, the goodwill impairment analysis is a two-step test. In the first step, we determine fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”), multiplied by management’s estimate of an appropriate enterprise value-to-EBITDA multiple for each reporting unit, adjusted for a control premium. Management’s total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on or around the applicable balance sheet date, after considering an appropriate control premium (25% at March 31, 2011, based upon historical transactions in the printing industry). This total Company enterprise value-to-EBITDA multiple is then used as a starting point in determining the appropriate multiple for each reporting unit. If the carrying value of the reporting unit exceeds the estimated fair value of the reporting unit, we must perform a second step to measure the amount of impairment. This second step involves estimating the fair value of identifiable tangible and intangible assets and determining an implied value of goodwill. To the extent the implied value of goodwill is less than the carrying value of goodwill for a particular reporting unit, we are required to record an impairment charge. The process of determining the fair values of assets and liabilities can involve a considerable degree of estimation.

Impairment of long-lived assets — We evaluate long-lived assets, including property, plant and equipment, and intangible assets other than goodwill and intangible assets with indefinite lives whenever events or changes in conditions indicate that the carrying value may not be recoverable. The evaluation requires us to estimate future undiscounted cash flows associated with an asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, then the need for impairment exists. Estimating future cash flows requires judgments regarding future economic conditions, demand for services and pricing. Although we believe our estimates are reasonable, significant differences in the actual performance of the asset or group of assets may materially affect our asset values and require an impairment charge in future periods.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. We are exposed to market risk in interest rates related primarily to our debt obligations, which as of March 31, 2011 include $58.8 million of fixed rate debt and $111.3 million of variable rate debt. A 1.0% increase in the interest rate on our variable rate debt would change our interest expense by approximately $1.1 million on an annual basis. The following table sets forth the average interest rate for the scheduled maturities of our debt obligations as of March 31, 2011 ($ in millions):

	2011	2012	2013	2014		2015	Thereafter	Total	Estimated Fair Value At March 31, 2011
Fixed Rate Debt:
Amount	$15.7	$14.3	$13.8	$8.5		$6.5	$—	$58.8	$60.0
Average interest rate	4.09%	3.76%	3.78%	3.95%		3.93%	—	3.9%
Variable Rate Debt:
Amount	$0.2	$3.0	$—	$108.1	(1)	$—	$—	$111.3	$111.8
Average interest rate	.41%	.41%	—	2.05		—	—	2.01%

(1)    Includes $6.8 million denominated in Canadian dollars.

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

Management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2011. The Company’s internal control over financial reporting as of March 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, which issued an attestation report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Consolidated Graphics, Inc.:

We have audited the accompanying consolidated balance sheets of Consolidated Graphics, Inc. and subsidiaries (collectively, the Company) as of March 31, 2011 and 2010, and the related consolidated income statements, statements of shareholders’ equity, and statements of cash flows for each of the years in the three-year period ended March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consolidated Graphics, Inc.’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 27, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

May 27, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Consolidated Graphics, Inc.:

We have audited Consolidated Graphics, Inc.’s (the Company) internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2011 and 2010, and the related consolidated income statements, statements of shareholders’ equity, and statements of cash flows for each of the years in the three-year period ended March 31, 2011, and our report dated May 27, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

May 27, 2010

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31
	2011	2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,710	$6,741
Accounts receivable, net	171,779	169,915
Inventories	50,888	48,879
Prepaid expenses	13,447	9,316
Deferred income taxes	10,787	17,294
Total current assets	250,611	252,145
PROPERTY AND EQUIPMENT, net	388,681	380,708
GOODWILL	27,124	24,226
OTHER INTANGIBLE ASSETS, net	19,376	22,647
OTHER ASSETS	12,691	7,509
	$698,483	$687,235

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$15,911	$22,235
Accounts payable	90,100	83,955
Accrued liabilities	81,501	88,174
Income taxes payable	—	9,417
Total current liabilities	187,512	203,781
LONG-TERM DEBT, net of current portion	154,161	159,321
OTHER LIABILITIES	13,820	14,729
DEFERRED INCOME TAXES, net	45,629	39,978
Total liabilities	401,122	417,809
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 11,072,053 and 11,211,216 issued and outstanding	110	112
Additional paid-in capital	170,547	166,094
Retained earnings	123,990	101,894
Accumulated other comprehensive income	2,714	1,326
Total shareholders’ equity	297,361	269,426
	$698,483	$687,235

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Year Ended March 31
	2011	2010	2009

SALES	$1,054,040	$990,861	$1,145,146
COST OF SALES	795,991	770,075	874,711
Gross profit	258,049	220,786	270,435
SELLING EXPENSES	91,626	91,378	105,688
GENERAL AND ADMINISTRATIVE EXPENSES	95,185	88,091	95,261
GOODWILL IMPAIRMENT CHARGE	—	6,134	83,324
LITIGATION AND OTHER	(1,945)	7,210	17,350
OTHER EXPENSE (INCOME), NET	237	357	(809)
Operating income (loss)	72,946	27,616	(30,379)
INTEREST EXPENSE	8,430	9,773	15,260
INTEREST INCOME	(818)	(181)	(265)
Income (loss) before taxes	65,334	18,024	(45,374)
INCOME TAX EXPENSE (BENEFIT)	23,922	3,936	(5,804)
Net income (loss)	$41,412	$14,088	$(39,570)

BASIC EARNINGS (LOSS) PER SHARE	$3.63	$1.26	$(3.55)
DILUTED EARNINGS (LOSS) PER SHARE	$3.57	$1.23	$(3.55)

SHARES USED TO COMPUTE EARNINGS (LOSS) PER SHARE
Basic	11,416	11,169	11,138
Diluted	11,598	11,453	11,138

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE, March 31, 2008	11,079	$111	$153,204	$127,376	$(898)	$279,793
Net loss	—	—	—	(39,570)	—	(39,570)
Other comprehensive income — currency translation adjustment, net of tax					314	314
Total comprehensive loss						(39,256)
Exercise of stock options, including tax benefit	74	—	3,019	—	—	3,019
Share-based compensation expense	—	—	6,908	—	—	6,908
BALANCE, March 31, 2009	11,153	$111	$163,131	$87,806	$(584)	$250,464
Net income	—	—	—	14,088	—	14,088
Other comprehensive income — currency translation adjustment, net of tax					1,910	1,910
Total comprehensive income						15,998
Exercise of stock options, including tax benefit	58	1	1,310	—	—	1,311
Share-based compensation expense	—	—	5,031	—	—	5,031
Purchase of remaining interest in a consolidated subsidiary	—	—	(3,378)	—	—	(3,378)
BALANCE, March 31, 2010	11,211	$112	$166,094	$101,894	$1,326	$269,426
Net income	—	—	—	41,412	—	41,412
Other comprehensive income — currency translation adjustment, net of tax					1,388	1,388
Total comprehensive income						42,800
Exercise of stock options, including tax benefit	417	4	9,590	—	—	9,594
Repurchase and retirement of Common Stock	(556)	(6)	(8,444)	(19,316)	—	(27,766)
Share-based compensation expense	—	—	3,307	—	—	3,307
BALANCE, March 31, 2011	11,072	$110	$170,547	$123,990	$2,714	$297,361

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31
	2011	2010	2009

OPERATING ACTIVITIES

Net income (loss)	$41,412	$14,088	$(39,570)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation	65,106	67,616	62,999
Amortization	3,574	3,734	4,128
Bad debt expense	102	974	4,116
Goodwill impairment charge	—	6,134	83,324
Litigation and other	(1,945)	7,210	17,350
Foreign currency (gain) loss	87	(422)	559
Deferred income taxes	12,059	(6,366)	(12,922)
Share-based compensation expense	3,307	5,031	6,908
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	2,179	6,191	30,302
Inventories	(666)	4,845	8,022
Prepaid expenses	(4,021)	8,056	(10,482)
Other assets	(4,886)	494	(503)
Accounts payable and accrued liabilities	(4,814)	30,153	(14,853)
Other liabilities	(909)	(68)	1,139
Income taxes payable	(9,422)	9,149	374
Net cash provided by operating activities	101,163	156,819	140,891

INVESTING ACTIVITIES

Acquisitions of businesses, net of cash acquired	(7,224)	(2,944)	(6,684)
Purchases of property and equipment	(47,245)	(28,244)	(69,600)
Changes in capital projects in process	(21,507)	4,049	161
Proceeds from asset dispositions	3,905	7,163	1,447
Net cash used in investing activities	(72,071)	(19,976)	(74,676)

FINANCING ACTIVITIES

Proceeds from bank credit facilities	229,289	161,042	200,276
Payments on bank credit facilities	(234,787)	(265,839)	(253,339)
Proceeds from issuance of term equipment notes	25,508	—	1,926
Payments on term equipment notes and other debt	(33,820)	(31,120)	(23,530)
Payments to repurchase and retire common stock	(27,766)	—	—
Purchase of remaining interest in consolidated subsidiary	—	(5,500)	—
Proceeds from exercise of stock options, including excess tax benefit	9,594	1,311	3,019
Net cash used in financing activities	(31,982)	(140,106)	(71,648)

Effect of exchange rate changes on cash and cash equivalents	(141)	242	64

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,031)	(3,021)	(5,369)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,741	9,762	15,131
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,710	$6,741	$9,762

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

1. BUSINESS

Consolidated Graphics, Inc. (collectively with its consolidated subsidiaries referred to as “the Company”) is a provider of commercial printing and print-related services with 70 printing businesses across 27 states, Toronto and Prague, and a presence in Asia.

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

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Pursuant to the Company’s cash management system, the Company deposits cash into its bank accounts as checks written by the Company are presented to the bank for payment. Checks issued by the Company but not presented to the bank for payment are included in accounts payable and totaled $38,996 as of March 31, 2011 and $40,342 as of March 31, 2010.

Revenue Recognition and Accounts Receivable — The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Revenue from distribution services is recognized when the services are provided. Because printed products manufactured for the Company’s customers are customized based upon the customers specifications, product returns are not significant. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 7% of the Company’s revenues in any of the years ended March 31, 2011, 2010 or 2009. The Company maintains an allowance for doubtful accounts based upon its evaluation of aging of receivables, historical experience and the current economic environment. Accounts receivable in the accompanying consolidated balance sheets are reflected net of allowance for doubtful accounts of $3,657 and $4,348 at March 31, 2011 and 2010, respectively.

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

	March 31
	2011	2010

Raw materials	$23,658	$20,932
Work in progress	21,815	22,354
Finished goods	5,415	5,593
	$50,888	$48,879

Goodwill and Long-Lived Assets — Goodwill totaled $27,124 at March 31, 2011 and represents the excess of the Company’s purchase cost over the fair value of the net identifiable assets acquired, net of previously recorded amortization and impairment charges. The Company assesses the impairment of goodwill by estimating the fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”) multiplied by management’s estimate of an appropriate enterprise value-to-EBITDA multiple for each reporting unit, adjusted for a control premium. Management’s total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on or around the applicable balance sheet date, after considering an appropriate control premium (25% at March 31, 2011, based upon historical transactions in the printing industry). This total Company enterprise value-to-EBITDA multiple is then used as a starting point in determining the appropriate multiple for each reporting unit. Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.

Under the applicable accounting standards, the goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment. The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangible assets as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill in the “proforma” business combination accounting described above exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

recorded for the excess. A recognized impairment loss cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. The Company conducted its required annual evaluation of goodwill and determined that no impairment charges were required for the year ended March 31, 2011. The Company recognized a non-cash, pre-tax impairment charge to its goodwill in the amount of $6,134 for the year ended March 31, 2010 and $83,324 for the year ended March 31, 2009. Tax benefits totaling $2,392 in 2010 and $20,055 in 2009 were recorded in connection with these impairments.

Goodwill is as follows:

	Year Ended March 31
	2011	2010	2009

Beginning balance, gross	$237,626	$236,702	$226,365
Accumulated impairments	(213,400)	(207,266)	(123,942)
Beginning balance, net	24,226	29,436	102,423
Acquisitions	2,546	—	10,337
Foreign exchange translation	352	924	—

Impairment charges	—	(6,134)	(83,324)

Ending balance	$27,124	$24,226	$29,436

The Company compares the carrying value of long-lived assets, including property, plant and equipment and intangible assets other than goodwill or intangible assets with indefinite lives to projections of future undiscounted cash flows attributable to such assets whenever events or changes in conditions indicate the carrying value may not be recoverable. In the event that the carrying value of any long-lived asset exceeds the projection of future undiscounted cash flows attributable to such asset, the Company records an impairment charge against income equal to the excess, if any, of the carrying value over the asset’s fair value. The Company recorded impairments of $1,205 in 2011, $3,973 in 2010 and $350 in 2009, which are included in litigation and other in the consolidated income statements.

The net book value of other intangible assets at March 31, 2011 was $19,376. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions and are generally amortized on a straight-line basis over periods of between 5 and 25 years. Such assets are evaluated for recoverability with other long-lived assets as discussed above. Amortization expense totaled $3,574 in 2011, $3,734 in 2010 and $4,128 in 2009. The Company’s future amortization expense by fiscal year is as follows:

	2012	2013	2014	2015	2016

Amortization expense	$3,574	$3,521	$3,189	$3,189	$2,243

Accrued Liabilities — The significant components of accrued liabilities are as follows:

	March 31
	2011	2010

Compensation and benefits	$32,095	$25,810
Litigation reserve	—	17,567
Advances from customers	10,731	13,677
Other(1)	23,550	18,026
Manufacturing materials and services	9,943	8,040
Sales, property and other taxes	5,182	5,054
	$81,501	$88,174

(1)   Other accrued liabilities include accrued self-insurance claims for certain insurance programs. None of the individual items in other accrued liabilities at March 31, 2011 and 2010 were individually greater than 5% of total current liabilities in those years.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

Litigation Charge — In late fiscal 2009, a jury rendered verdicts for compensatory and punitive damages against the Company due to a lawsuit involving an isolated dispute between the Company and the former employer of an existing sales employee. As a result of these verdicts, a pre-tax litigation charge of $17,000 was accrued in the fiscal 2009 consolidated financial statements. In fiscal 2010 the Company accrued additional charges to reflect the actual damages, fees and other costs included in the order entered by the judge. In fiscal 2011, the Company settled the litigation for an amount lower than previously recognized and reduced the litigation charge by $5.7 million. (See Note 7. Commitments and Contingencies).

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

Supplemental Cash Flow Information — The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. Total expenditures for capital projects placed in service, were $47,245, $28,244 and $69,600 for the years ended March 31, 2011, 2010 and 2009, respectively. Total changes in capital projects in process were $21,507, $(4,049) and $(161) for the years ended March 31, 2011, 2010 and 2009 respectively. Certain capital expenditures considered non-cash transactions were $7,277 for the year ended March 31, 2009, and were financed using term notes (See Note 5. Long-Term Debt). The Company paid cash for interest totaling $7,797, $9,636 and $14,848 for the years ended March 31, 2011, 2010 and 2009, respectively. The Company paid cash for income taxes, net of refunds, totaling $17,521 and $14,427 for the years ended March 31, 2011 and 2009, respectively. The Company received an income tax refund, net of taxes paid, totaling $7,036 for the year ended March 31, 2010.

Other Information

Earnings Per Share — Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares, dilutive stock options and restricted stock unit awards outstanding using the treasury stock method. Earnings per share are set forth below:

	Year Ended March 31
	2011	2010	2009

Numerator:
Net income (loss)	$41,412	$14,088	$(39,570)
Denominator:
Weighted average number of common shares outstanding	11,416,002	11,168,665	11,138,141
Dilutive options and awards	182,146	284,720	—
Diluted weighted average number of common shares outstanding	11,598,148	11,453,385	11,138,141
Net earnings (loss) per share
Basic	$3.63	$1.26	$(3.55)
Diluted	$3.57	$1.23	$(3.55)

Diluted net earnings (loss) per share takes into consideration the dilution of certain unvested restricted stock unit awards and unexercised stock options. For the year ended March 31, 2011, options to purchase 881,341 shares of common stock were outstanding

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

but not included in the computation of diluted net earnings per share because the option exercise price exceeded the average annual fair value of the Company’s common stock such that their inclusion would have an anti-dilutive effect. For the year ended March 31, 2010, options to purchase 1,093,987 shares of common stock were outstanding but not included in the computation of diluted net earnings per share because the option exercise price exceeded the average annual fair value of the Company’s common stock such that their inclusion would have an anti-dilutive effect. For the year ended March 31, 2009, options to purchase 1,829,151 shares were outstanding but not included in the computation of diluted net loss per share because of the net loss during 2009. Their inclusion would have had an anti-dilutive effect. Of the 1,829,151 outstanding options to purchase shares, 1,112,276 shares had an option exercise price that exceeded the average annual fair value of the Company’s common stock.

Related Party Transactions — In the normal course of business, the Company leases certain real estate from individuals who formerly owned an acquired printing business and are now employed by the Company. Related party rental expense totaled $1,311 for fiscal 2011 and $821 for fiscal 2010 and 2009.

Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the recorded values of its variable rate debt obligations, which totaled $111,249 and $116,787 at March 31, 2011 and 2010, respectively, approximated their fair values. The Company believes that the recorded values of its fixed rate debt obligations which totaled $58,823 and $64,769 at March 31, 2011 and 2010, respectively, approximated their fair values. Estimates of fair value are based on estimated interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.

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

Foreign Currency — Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at period-end exchange rates. Income and expense items are translated at the average monthly exchange rates. The effects of period-end translation are included as a component of Accumulated Other Comprehensive Income in the consolidated statements of shareholders’ equity. The net foreign currency transaction loss (gain) related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency totaled $237, $357 and ($809) in fiscal 2011, 2010 and 2009, respectively, and is recorded in Other (Income) Expense on the consolidated income statements.

Accumulated Other Comprehensive Income (Loss) — Accumulated Other Comprehensive Income (Loss) is comprised of foreign currency translation adjustments.

Geographic Information — Revenues of the Company’s subsidiaries operating outside the United States were $55,956, $49,980 and $45,984 in fiscal 2011, 2010 and 2009, respectively, and long-lived assets were $35,700 and $35,822 as of March 31, 2011 and 2010, respectively.

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

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

In fiscal 2011, the Company paid cash totaling $7,224 and assumed liabilities totaling $8,279 to acquire the assets of two printing businesses.

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

The following is a summary of the Company’s property and equipment and their estimated useful lives:

	March 31		Estimated Life
Description	2011	2010	in Years

Land	$15,786	$15,334	—
Buildings and leasehold improvements	125,066	117,504	5-30
Machinery and equipment	582,702	565,173	3-20
Computer equipment and software	41,138	38,733	2-5
Furniture, fixtures and other	40,083	14,420	2-7
	804,775	751,164
Less—accumulated depreciation	(416,094)	(370,456)
	$388,681	$380,708

Depreciation expense related to the Company’s property and equipment totaled $65,323 in 2011, $66,427 in 2010 and $62,634 in 2009.

5. LONG-TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	March 31
	2011	2010

Bank credit facilities	$108,049	$113,186
Term equipment notes	57,180	64,612
Other	4,843	3,758
	170,072	181,556
Less—current portion	(15,911)	(22,235)
	$154,161	$159,321

In August 2010, the Company entered into a new Credit Agreement (the “Credit Agreement”), which effectively amended and restated its previous bank credit facility. The Credit Agreement provides up to $285,000 in revolving credit and has a maturity date of October 6, 2014. At March 31, 2011, outstanding borrowings under the Credit Agreement were $90,000 and accrued interest at a weighted average rate of 1.9%.

Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. In order to repurchase Company common stock under the terms of the Credit Agreement, the Company must (1) demonstrate compliance on a proforma basis, giving effect to such repurchase with the financial covenants set forth in the Credit Agreement, and (2) have a Leverage Ratio (Debt divided by EBITDA, as defined in the Credit Agreement) not exceeding 2.50 to 1.00

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

on a proforma basis after giving effect to such repurchase. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. The collateral also secures, on a pari passu basis, the obligations under the A&B Credit Facility and the Auxiliary Bank Facilities described below. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either LIBOR plus a margin of 1.375% to 2.75%, or an alternate base rate (based upon the greater of (i) the administrative agent bank’s prime lending rate, (ii) the sum of the LIBOR rate for a one-month interest period plus 1.50% or (iii) the sum of the Federal Funds effective rate plus 0.5% per annum) plus a margin of 0.0% to 1.25%. The Company is also required to pay an annual commitment fee ranging from 0.25% to 0.5% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At March 31, 2011, the applicable margin on LIBOR based loans was 1.625%, the applicable margin on alternative base rate loans was 0.125% and the applicable commitment fee was 0.25%.

The Company is subject to certain covenants and restrictions, including limitations on additional indebtedness it may incur in the future, and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at March 31, 2011. In the event the Company is unable to remain in compliance with the Credit Agreement covenants and financial tests contained in the Credit Agreement in the future, the Company’s lenders would have the right to declare it in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event the Company was unable to obtain a waiver from its lenders or renegotiate or refinance these obligations, a material adverse effect on the ability of the Company to conduct its operations in the ordinary course would likely result.

The Company also maintains a secured credit facility (the “A&B Credit Facility”) which provides revolving credit for its Canadian subsidiary, Annan & Bird Lithographers, Inc., available for both U.S. dollar and Canadian dollar loans not to exceed in the aggregate $25,000 (U.S. equivalent). At March 31, 2011, outstanding borrowings were $8,787 (U.S. equivalent) which accrued interest at a weighted average rate of 2.8%. The A&B Credit Facility contains many of the same covenants and restrictions contained in the Credit Agreement. Additionally, a default by the Company under the Credit Agreement constitutes a default under the A&B Credit Facility and vice versa.

In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”). Each Auxiliary Bank Facility is secured and has a maximum borrowing capacity of $5,000. One facility expires in October 2011 while the other facility expires in December 2011. At March 31, 2011, outstanding borrowings under the Auxiliary Bank Facilities totaled $9,262 and accrued interest at a weighted average rate of 2.7%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in October 2011, such borrowings are classified as long-term debt in the accompanying condensed consolidated balance sheet at March 31, 2011. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.

At March 31, 2011, outstanding borrowings under term equipment notes totaled $57,180 and carried interest rates between 3.3% and 4.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to eight years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. Most of the term equipment notes cross-default to the events of default set forth in the Credit Agreement.

At March 31, 2011, other debt obligations totaled $4,843 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

As of March 31, 2011, the Company’s available credit under existing credit facilities was $204,589.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

The principal payment requirements by fiscal year under the Company’s debt obligations referenced above are:

	2012	2013	2014	2015	2016	Thereafter

Debt obligations	$15,911	$17,356	$13,783	$116,532	$6,490	$—

6. INCOME TAXES

Income (loss) before income taxes for the years ended March 31 were as follows:

	Year Ended March 31
	2011	2010	2009

Domestic	$54,138	$10,160	$(53,099)
Foreign	11,196	7,864	7,725
Income (loss) before taxes	$65,334	$18,024	$(45,374)

The provision (benefit) for income taxes is comprised of the following:

	Year Ended March 31
	2011	2010	2009

Current
Federal	$7,909	$8,098	$3,259
State	1,406	837	1,974
Foreign	2,455	1,617	1,620
Current income taxes	11,770	10,552	6,853

Deferred
Federal	9,785	(5,548)	(9,688)
State	2,215	(1,552)	(3,318)
Foreign	152	484	349
Deferred income taxes	12,152	(6,616)	(12,657)
Income tax expense (benefit)	$23,922	$3,936	$(5,804)

The provision for income taxes differs from an amount computed at the federal statutory rate as follows:

	Year Ended March 31
	2011	2010	2009

Provision at the federal statutory rate	$22,866	$6,309	$(15,881)
Impairment of goodwill	—	—	11,390
Non-deductible expenses	1,309	961	1,259
Adjustment to unrecognized tax benefits	(1,294)	(1,007)	170
State income taxes, net of federal income tax effect	2,590	(505)	(2,271)
Foreign income taxed at other rates	(1,383)	(651)	(734)
Benefit of domestic production deduction	(525)	(645)	(348)
Other	359	(526)	611
Income tax expense (benefit)	$23,922	$3,936	$(5,804)

At March 31, 2011 and 2010, a current income tax receivable of $2,907 and $1,248 was included in prepaid expenses, primarily relating to federal, state and foreign overpayments for 2011 and state and foreign overpayments for 2010.

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts as measured based on enacted tax laws and regulations. As of March 31, 2011 and 2010, the Company had tax benefits relating to various state net operating losses and other tax credit carryforwards, net of federal benefit, of $4,247 and $2,830. The losses and credits expire in years 2012 through 2031. The Company records a valuation allowance, when appropriate, to adjust deferred tax asset balances to the amount the Company expects to realize. The Company considers the history of taxable income and expectations of

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

future taxable income, among other factors, in assessing the potential need for a valuation allowance. As of March 31, 2011 and 2010, a valuation allowance of ($3,128) and ($1,401) was recorded related to certain deferred tax assets.

Deferred U.S. income taxes and foreign withholding taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in foreign subsidiaries, because such excess is considered to be permanently reinvested in those operations. At March 31, 2011, approximately $2,835 of U.S. taxes and foreign withholding taxes would be due if the aggregate unremitted earnings of $30,390 were distributed.

The components of deferred income tax assets and liabilities are as follows:

	March 31
	2011	2010
Deferred income tax assets
Goodwill and intangibles(1)	$23,293	$26,713
Litigation reserve	67	7,629
Compensation and benefit accruals	2,879	5,199
Stock based compensation	6,188	5,542
Other liabilities(1)	3,630	3,520
Net operating losses and credits(1)	4,247	2,830
Accounts receivable and inventories	586	—
Other	2,706	776
Total deferred income tax assets	43,596	52,209
Valuation allowance(1)	(3,128)	(1,401)
Net deferred income tax assets	$40,468	$50,808

Deferred income tax liabilities
Property and equipment	$73,671	$71,640
Prepaid expenses(2)	1,639	1,837
Accounts receivable and inventories(2)	—	15
Total deferred income tax liabilities	$75,310	$73,492

(1)   These deferred income tax assets are long-term in nature and therefore are netted against long-term deferred income tax liabilities for presentation in the accompanying consolidated balance sheets.

(2)   These deferred tax liabilities are current in nature and therefore netted against current deferred income tax assets for presentation in the accompanying consolidated balance sheets.

As of March 31, 2011 the balance of unrecognized tax benefits was $13,819. Of the unrecognized tax benefits at March 31, 2011, $13,190, if recognized, would decrease the Company’s effective income tax rate and increase net income. The unrecognized tax benefits relate to certain tax deductions claimed on federal and state tax returns for which the ultimate outcome is uncertain.

In the year ended March 31, 2011, the reserve for unrecognized tax benefits decreased $910.  Of this amount, $1,294 resulted in a net decrease in tax expense.  The decrease in the reserve for unrecognized tax benefits in fiscal year 2011 relates to deductions claimed on the federal and state tax returns for which the ultimate outcome is uncertain, more than offset by reserve releases due to the expiration of various statutes of limitations.  During fiscal year 2010, the reserve for unrecognized tax benefits decreased $64. Of this amount $1,007 resulted in a net decrease in tax expense.  The decrease in the reserve for unrecognized tax benefits in fiscal year 2010 relates to deductions claimed on the federal and state tax returns for which the ultimate outcome is uncertain, more than offset by reserve releases due to the expiration of various statues of limitations.

The Company’s federal income tax returns for the tax years after 2006 remain subject to examination. The various states in which the Company is subject to income tax are generally open for the tax years after 2005.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. For the year-ended March 31, 2011, the Company recognized a decrease in interest expense of $211, primarily due to a decrease in the tax uncertainties. Accrued interest and penalties of $1,790 and $2,001 relate to income tax uncertainties were

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

recognized as a component of other noncurrent liabilities at March 31, 2011 and March 31, 2010, respectively.

The Company’s unrecognized tax benefit activity for the fiscal year ended March 31, 2011 and March 31, 2010, was as follows:

	March 31
	2011	2010
Unrecognized tax benefit at beginning of year	$14,729	$14,793
Additions for tax positions in prior periods	—	268
Decreases for tax positions in prior periods	(238)	(339)
Additions for tax positions in current periods	1,798	1,739
Settlements/audits	(338)	(49)
Lapse of statute of limitations	(2,132)	(1,683)
Unrecognized tax benefit at end of year	$13,819	$14,729

7. COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company has entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of its business. The Company incurred total operating lease expense of $19,604, $19,927 and $19,823 for the years ended March 31, 2011, 2010 and 2009, respectively.

The Company’s future operating lease obligations by fiscal year are as follows:

	2012	2013	2014	2015	2016	Thereafter

Operating lease obligations	$18,900	$16,048	$13,725	$9,228	$7,277	$22,160

Letters of Credit — The Company had letters of credit outstanding as of March 31, 2011 totaling $7,362. All of these letters of credit were issued pursuant to the terms of the Company’s Credit Agreement, which expires in October 2014.

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

Multi-Employer Pension Plans — The Company participates in multi-employer pension plans for certain of its employees covered by union agreements. Amounts expensed in the financial statements equal the contributions made to the pension plans during the year. Contributions to the multi-employer pension plans were $771 in 2011, $850 in 2010, and $1,106 in 2009. In April 2011, two of the Company’s printing businesses renegotiated their union agreements which provided, among other things, for the withdrawal from their multi-employer pension plans. The Company will accrue an estimated pre-tax liability of $1,182 in the quarter ended June 30, 2011 in connection with such withdrawals.

Legal Matters — In late fiscal 2009, a jury rendered verdicts for compensatory and punitive damages against the Company due to a lawsuit involving an isolated dispute between the Company and the former employer of an existing sales employee. As a result of these verdicts, a pre-tax litigation charge of $17,000 has been accrued in the fiscal 2009 consolidated financial statements. In fiscal 2010, the Company accrued additional charges to reflect the actual damages, fees and other costs included in the order entered by the

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

judge. In fiscal 2011, the Company settled the litigation for an amount lower than previously recognized and reduced the litigation charge by $5,673.

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

8. SHARE-BASED COMPENSATION

Pursuant to the Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (as amended, the “Plan”), employees of the Company and members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock, restricted stock unit awards or other forms of equity-based compensation. Options granted pursuant to the Plan include incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended and non-qualified stock options. Options previously granted under the Plan were at a strike price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to ten years. Unvested options generally are cancelled upon termination of employment and vested options generally expire shortly after termination of employment. Otherwise, options expire after final vesting at the end of a fixed period generally not in excess of an additional five years. At March 31, 2011, a total of 1,748,032 common shares were reserved for issuance pursuant to the Plan, of which 325,482 shares of the Company’s common stock were available for future grants.

The following table sets forth option and restricted stock unit award transactions under the Plan in terms of underlying shares of the Company’s common stock:

	For the Years Ended March 31
	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at April 1	1,842,820	$37.61	1,829,151	$37.85	1,479,977	$36.93
Granted	27,500	42.62	90,000	17.38	730,000	46.02
Exercised	(417,047)	16.10	(58,341)	20.19	(73,864)	39.48
Forfeited or expired	(30,723)	48.68	(17,990)	34.98	(306,962)	52.24
Outstanding at March 31	1,422,550	43.62	1,842,820	37.61	1,829,151	37.85
Exercisable at March 31	871,158	43.90	1,105,313	33.99	962,630	31.10

For fiscal 2011, the number of shares granted includes 12,500 restricted stock unit awards having an aggregate fair value at date of grant of $529, the number of shares exercised includes vesting of 18,124 restricted stock unit awards and the number of shares outstanding at year-end includes 38,959 unvested restricted stock unit awards. For fiscal 2010, the number of shares granted includes 25,000 restricted stock unit awards having an aggregate fair value at date of grant of $331, the number of shares exercised includes vesting of 9,792 restricted stock unit awards and the number of shares outstanding at year-end includes 44,583 unvested restricted stock unit awards. For fiscal 2009, the number of shares granted includes 12,500 restricted stock unit awards having an aggregate fair value at date of grant of $709, the number of shares exercised includes vesting of 5,625 restricted stock unit awards and the number of shares outstanding at year-end includes 29,375 unvested restricted stock unit awards. For fiscal 2011, 2010 and

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

2009, the weighted average exercise price of shares granted, exercised and outstanding is based solely on stock option grants and exercises and excludes the restricted stock unit awards which have no exercise price component.

The total fair value of options and restricted stock unit awards which vested was $4,291, $3,779 and $1,693 for the years ended March 31, 2011, 2010 and 2009, respectively. The aggregate intrinsic value of options and restricted stock unit awards outstanding was $18,708, $20,587 and $758 for the years ended March 31, 2011, 2010 and 2009, respectively. The aggregate intrinsic value of options and restricted stock unit awards exercised was $9,695, $1,222 and $1,338 for the years ended March 31, 2011, 2010 and 2009, respectively.

The weighted average grant date fair value of stock options granted during the three years ended March 31, 2011, all of which were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes-Merton pricing model (“Black-Scholes”) are as follows:

	Year Ended March 31
	2011	2010	2009

Weighted average fair value per share of option grants during the year	$21.51	$8.85	$20.46
Assumptions:
Expected option life in years	6.5	6.5	6.5
Risk-free interest rate	1.41%	2.3%	2.7%
Expected volatility	50.6%	49.2%	40.4%
Expected dividend yield	—	—	—

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

Outstanding and exercisable stock options and restricted stock unit awards at March 31, 2011 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Shares	Weighted Average Exercise Price
Stock Options
$7.40 – $20.00	312,000	$17.04	5.1	146,000	$16.82
$20.01– $30.00	50,000	23.00	2.4	50,000	23.00
$30.01– $40.00	22,250	39.13	4.5	22,250	39.13
$40.01– $50.00	125,724	41.87	5.3	88,888	41.80
$50.01– $60.00	866,257	54.59	6.2	558,757	53.19
$60.01– $66.00	7,360	63.81	1.5	5,263	63.52
	1,383,591	43.62	5.7	871,158	43.90
Restricted stock unit awards	38,959	—	1.0	—	—
Outstanding at March 31, 2011	1,422,550	—	5.7	871,158	43.90

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

The Company recorded $3,307 of share-based compensation expense for the year ended March 31, 2011. The after-tax impact to net income was $2,017, and the impact to basic earnings per share was $.18 and diluted earnings per share was $.17 in fiscal 2011. For the year ended March 31, 2010, the Company recorded $5,031 of share-based compensation expense. The after-tax impact to net income was $3,069, and the impact to both basic and diluted

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

earnings per share was $.27 in fiscal 2010. For the year ended March 31, 2009, the Company recorded $6,908 of share-based compensation expense. The after-tax impact to net loss was $4,213, and the impact to both basic and diluted earnings per share was $.40 in fiscal 2009.

As of March 31, 2011, $3,357 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 1.5 years.

There were 325,482, 322,259 and 394,269 shares available for awards under the Plan as of March 31, 2011, 2010 and 2009, respectively. In fiscal 2010, the Plan was amended to increase the number of stock appreciation rights or stock awards, including restricted stock unit awards, that may be granted to participants to 112,500 underlying shares of the Company’s common stock.

9. SUPPLEMENTAL SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

The following table contains selected unaudited quarterly financial data from the consolidated income statements for each quarter of fiscal 2011 and 2010. The Company believes this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal annual earnings per share.

	1st Quarter	2nd Quarter		3rd Quarter		4th Quarter

Fiscal 2011:
Sales	$236,717	$260,106		$299,111		$258,106
Gross profit	54,451	62,154		76,814		64,630
Net income	6,841 (1)	8,054	(2)	17,569	(3)	8,948	(4)
Basic earnings per share	.60	.70		1.53		.79
Diluted earnings per share	.59	.69		1.50		.78

Fiscal 2010
Sales	$225,861	$251,626		$276,374		$237,000
Gross profit	44,829	55,443		66,604		53,910
Net income (loss)	(314)	2,082		11,439	(5)	881	(6)
Basic earnings (loss) per share	(.03)	.19		1.02		.08
Diluted earnings (loss) per share	(.03)	.18		1.00		.08

(1)          Includes ($2,552) litigation and other, net of taxes.

(2)          Includes $438 litigation and other, net of taxes.

(3)          Includes $605 litigation and other, net of taxes.

(4)          Includes $323 litigation and other, net of taxes.

(5)          Includes $1,914 litigation and other, net of taxes.

(6)          Includes $3,742 goodwill impairment charges and $878 litigation and other, net of taxes.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

The information called for by “Item 10. Directors, Executive Officers and Corporate Governance of the Registrants,” “Item 11. Executive Compensation,” “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” “Item 13. Certain Relationships and Related Transactions, and Director Independence” and “Item 14. Principal Accountant Fees and Services” is incorporated by reference herein from the Company’s Proxy Statement for its Annual Meeting of Shareholders (presently scheduled to be held August 25, 2011) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after March 31, 2011.

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

(a)(3) Exhibits:

*3.1	—	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*3.2	—	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10- Q (June 30, 1998), Exhibit 3.1).
*3.3	—	Third Amended and Restated By-Laws of the Company, adopted effective as of January 1, 2010 (Consolidated Graphics, Inc. Form 8-K (November 2, 2009), Exhibit 99.1).
*3.4	—	First Amendment to the Third Amended and Restated By-Laws of the Company (Consolidated Graphics, Inc. Form 8-K (February 5, 2010), Exhibit 3.1).
*4.1	—	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*10.1	—	Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (Consolidated Graphics, Inc. Form 10-Q (June 30, 2008), Exhibit 10.5).+

*10.2	—	First Amendment to the Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (Consolidated Graphics, Inc. Form 10-K (March 31, 2010), Exhibit 10.2).+
*10.3	—

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

Credit Agreement dated August 20, 2010 between the Company, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc. as co-lead arranger and sole book runner, Wells Fargo Bank, National Association, as syndication agent and co-lead arranger, and the lenders and guarantors party thereto (Consolidated Graphics, Inc. Form 8-K (August 20, 2010), Exhibit 10.1).

*10.10	—	Form of Non-Employee Director Non-Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.13).+
*10.11	—	Form of Employee Incentive Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.14).+
*10.12	—	Form of Employee Non- Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.15).+
*10.13	—	Form of Restricted Stock Unit Agreement (Consolidated Graphics, Inc. Form 8-K (June 14, 2007), Exhibit 10.1).+
*10.14	—	Consolidated Graphics, Inc. Annual Incentive Compensation Plan, dated effective as of April 1, 2008 (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.2).+
*10.15	—	Form of Annual Incentive Award Agreement for Executives (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.3).+
21	—	List of Subsidiaries.
23	—	Consent of KPMG LLP.
24	—	Powers of Attorney.
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*            Incorporated by reference.

+            Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Year	Amount Charged to Expense	Utilization of Reserve (Net of Recoveries)	Balance at End of Year

Allowance for Doubtful Accounts
Year Ended March 31, 2011	$4,348	$102	$(793)	$3,657
Year Ended March 31, 2010	6,556	974	(3,182)	4,348
Year Ended March 31, 2009	3,575	4,116	(1,135)	6,556

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Consolidated Graphics, Inc.:

Under date of May 27, 2011, we reported on the consolidated balance sheets of Consolidated Graphics, Inc. and subsidiaries (collectively, the Company) as of March 31, 2011 and 2010, and the related consolidated income statements, statements of shareholders’ equity, and statements of cash flows for each of the years in the three-year period ended March 31, 2011, which are included in Item 8 of this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II — Valuation and Qualifying Accounts, included herein. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Houston, Texas

May 27, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Houston, State of Texas on the 27th day of May, 2011.

CONSOLIDATED GRAPHICS, INC.

By:	/s/ Joe R. Davis
Joe R. Davis
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe R. Davis	Chief Executive Officer and Director
Joe R. Davis	(Principal Executive Officer)	May 27, 2011

/s/ Jon C. Biro	Executive Vice President, Chief Financial and
Jon C. Biro	Accounting Officer and Secretary
	(Principal Financial and Accounting Officer)	May 27, 2011

/s/ LARRY J. ALEXANDER*	Director
Larry J. Alexander

/s/ BRADY F. CARRUTH*	Director
Brady F. Carruth

/s/ GARY L. FORBES*	Director
Gary L. Forbes

/s/ JAMES H. LIMMER*	Director
James H. Limmer

/s/ HUGH N. WEST*	Director
Hugh N. West

*	By:	/s/ Joe R. Davis	May 27, 2011
Joe R. Davis
Attorney-in-Fact

Exhibit Index

(a)(3) Exhibits:

*3.1	—	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*3.2	—	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10- Q (June 30, 1998), Exhibit 3.1).
*3.3	—	Third Amended and Restated By-Laws of the Company, adopted effective as of January 1, 2010 (Consolidated Graphics, Inc. Form 8-K (November 2, 2009), Exhibit 99.1).
*3.4	—	First Amendment to the Third Amended and Restated By-Laws of the Company (Consolidated Graphics, Inc. Form 8-K (February 5, 2010), Exhibit 3.1).
*4.1	—	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*10.1	—	Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (Consolidated Graphics, Inc. Form 10-Q (June 30, 2008), Exhibit 10.5).+
*10.2	—	First Amendment to the Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (Consolidated Graphics, Inc. Form 10-K (March 31, 2010), Exhibit 10.2).+
*10.3	—

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

Credit Agreement dated August 20, 2010 between the Company, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc. as co-lead arranger and sole book runner, Wells Fargo Bank, National Association, as syndication agent and co-lead arranger, and the lenders and guarantors party thereto (Consolidated Graphics, Inc. Form 8-K (August 20, 2010), Exhibit 10.1).

*10.10	—	Form of Non-Employee Director Non-Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.13).+
*10.11	—	Form of Employee Incentive Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.14).+
*10.12	—	Form of Employee Non- Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.15).+
*10.13	—	Form of Restricted Stock Unit Agreement (Consolidated Graphics, Inc. Form 8-K (June 14, 2007), Exhibit 10.1).+
*10.14	—	Consolidated Graphics, Inc. Annual Incentive Compensation Plan, dated effective as of April 1, 2008 (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.2).+
*10.15	—	Form of Annual Incentive Award Agreement for Executives (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.3).+
21	—	List of Subsidiaries.
23	—	Consent of KPMG LLP.
24	—	Powers of Attorney.
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*            Incorporated by reference.

+            Compensatory plan or arrangement under which executive officers or directors of the Company may participate.