Form 10-Q
period 2011-06-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2011-08-04
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,  2011

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

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at July 31, 2011 was 10,950,384.

CONSOLIDATED GRAPHICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	March 31,
	2011	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,164	$3,710
Accounts receivable, net	166,277	171,779
Inventories	52,076	50,888
Prepaid expenses	12,639	13,447
Deferred income taxes	11,525	10,787
Total current assets	250,681	250,611
PROPERTY AND EQUIPMENT, net	391,372	388,681
GOODWILL	26,777	27,124
OTHER INTANGIBLE ASSETS, net	18,446	19,376
OTHER ASSETS	10,365	12,691
	$697,641	$698,483

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$16,968	$15,911
Accounts payable	89,407	90,100
Accrued liabilities	77,189	81,501
Total current liabilities	183,564	187,512
LONG-TERM DEBT, net of current portion	160,433	154,161
OTHER LIABILITIES	20,701	13,820
DEFERRED INCOME TAXES, net	44,627	45,629
Total liabilities	409,325	401,122
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 10,888,635 and 11,072,053 issued and outstanding	108	110
Additional paid-in capital	168,276	170,547
Retained earnings	117,344	123,990
Accumulated other comprehensive income	2,588	2,714
Total shareholders’ equity	288,316	297,361
	$697,641	$698,483

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 30
	2011	2010
SALES	$243,352	$236,717
COST OF SALES	187,593	182,266
Gross profit	55,759	54,451
SELLING EXPENSES	22,602	23,307
GENERAL AND ADMINISTRATIVE EXPENSES	24,900	22,416
LITIGATION AND OTHER	4,641	(4,184)
OTHER EXPENSE, net	33	19
Operating income	3,583	12,893
INTEREST EXPENSE, net	1,558	2,003
Income before taxes	2,025	10,890
INCOME TAXES	440	4,049
Net income	$1,585	$6,841

BASIC EARNINGS PER SHARE	$.14	$.60
DILUTED EARNINGS PER SHARE	$.14	$.59

SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	11,045	11,326
Diluted	11,307	11,528

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

BALANCE, March 31, 2011	11,072	$110	$170,547	$123,990	$2,714	$297,361
Net income				1,585		1,585
Other comprehensive loss - currency translation adjustment, net of tax					(126)	(126)
Total comprehensive income						1,459
Exercise of stock options, including tax benefit	32	—	363	—	—	363
Share-based compensation expense	—	—	637	—	—	637
Repurchase and retirement of common stock	(215)	(2)	(3,271)	(8,231)	—	(11,504)
BALANCE, June 30, 2011	10,889	$108	$168,276	$117,344	$2,588	$288,316

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30
	2011	2010

OPERATING ACTIVITIES
Net income	$1,585	$6,841
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	16,386	16,460
Amortization	905	891
Bad debt expense	525	60
Litigation and other	4,641	(4,184)
Foreign currency loss	9	67
Deferred income taxes	(1,729)	3,736
Share-based compensation expense	637	983
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	7,889	6,762
Inventories	(606)	(4,024)
Prepaid expenses	835	(4,446)
Other assets	2,326	106
Accounts payable and accrued liabilities	(6,181)	5,546
Other liabilities	1,137	538
Income taxes payable	4	(8,834)
Net cash provided by operating activities	28,363	20,502

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(3,162)	(3,290)
Capital expenditures	(17,333)	(11,780)
Proceeds from asset dispositions	375	959
Net cash used in investing activities	(20,120)	(14,111)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	46,920	57,476
Payments on bank credit facilities	(41,345)	(62,496)
Proceeds from issuance of term equipment notes	5,310	—
Payments on term equipment notes and other debt	(3,540)	(6,936)
Payments to repurchase and retire common stock	(11,504)	—
Proceeds from exercise of stock options, including excess tax benefit	363	6,738
Net cash used in financing activities	(3,796)	(5,218)

Effect of exchange rate changes on cash and cash equivalents	7	(34)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,454	1,139
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,710	6,741
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,164	$7,880

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements include the accounts of Consolidated Graphics, Inc. and subsidiaries (collectively with its consolidated subsidiaries referred to as the “Company”).  All intercompany accounts and transactions have been eliminated.  Such statements have been prepared in accordance with United States generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included. Operating results for the three months ended June 30, 2011 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2011 has been derived from the Company’s most recent annual audited consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the SEC on May 27, 2011 (“2011 Form 10-K”).

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

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Pursuant to the Company’s cash management system, the Company deposits cash into its bank accounts as checks written by the Company are presented to the bank for payment. Checks issued by the Company but not presented to the bank for payment are included in accounts payable and totaled $40,861 as of June 30, 2011 and $38,996 as of March 31, 2011.

Revenue Recognition and Accounts Receivable — The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Revenue from distribution services is recognized when the services are provided. Because printed products manufactured for the Company’s customers are customized based upon the customer’s specifications, product returns are not significant. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 7% of the Company’s revenues for the three months ended June 30, 2011. The Company maintains an allowance for doubtful accounts based upon its evaluation of aging of receivables, historical experience and the current economic environment. Accounts receivable in the accompanying condensed consolidated balance sheets are reflected net of allowance for doubtful accounts of $4,197 and $3,657 at June 30, 2011 and March 31, 2011, respectively.

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

	June 30, 2011	March 31, 2011

Raw materials	$22,801	$23,658
Work in progress	23,356	21,815
Finished goods	5,919	5,415
	$52,076	$50,888

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

Goodwill and Long-Lived Assets — Goodwill totaled $26,777 at June 30, 2011 and represents the excess of the Company’s purchase cost over the fair value of the net identifiable assets acquired, net of previously recorded amortization and impairment charges. The Company assesses the impairment of goodwill by estimating the fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”) multiplied by management’s estimate of an appropriate enterprise value-to-EBITDA multiple for each reporting unit, adjusted for a control premium. Management’s total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on or around the applicable balance sheet date, after considering an appropriate control premium (25% at March 31, 2011, based upon historical transactions in the printing industry). This total Company enterprise value-to-EBITDA multiple is then used as a starting point in determining the appropriate multiple for each reporting unit. Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.

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

The Company compares the carrying value of long-lived assets, including property, plant and equipment and intangible assets other than goodwill or intangible assets with indefinite lives to projections of future undiscounted cash flows attributable to such assets whenever events or changes in conditions indicate the carrying value may not be recoverable. In the event that the carrying value of any long-lived asset exceeds the projection of future undiscounted cash flows attributable to such asset, the Company records an impairment charge against income equal to the excess, if any, of the carrying value over the asset’s fair value. Property and equipment in the accompanying condensed consolidated balance sheets are reflected net of accumulated depreciation of $428,148 and $416,094 at June 30, 2011 and March 31, 2011, respectively.

The net book value of other intangible assets at June 30, 2011 was $18,446. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions and are generally amortized on a straight-line basis over periods of between 5 and 25 years. Such assets are evaluated for recoverability with other long-lived assets as discussed above. Amortization expense totaled $905 and $891 for the three months ended June 30, 2011 and 2010, respectively.

Supplemental Cash Flow Information — The condensed consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. For the three months ended June 30, 2011 and 2010, the Company paid cash for interest totaling $1,556 and $2,104, respectively. For the three months ended June 30, 2011 and 2010, the Company paid cash for income taxes, net of refunds, totaling $401 and $9,769, respectively.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

Earnings Per Share — Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares, dilutive stock options and restricted stock unit awards outstanding using the treasury stock method. Earnings per share are set forth below:

	Three Months Ended June 30
	2011	2010
Numerator:
Net income	$1,585	$6,841
Denominator:
Weighted average number of common shares outstanding	11,044,504	11,326,075
Dilutive options and awards	262,585	201,884
Diluted weighted average number of common shares outstanding	11,307,089	11,527,959
Net earnings per share
Basic	$.14	$.60
Diluted	$.14	$.59

Diluted net earnings per share take into consideration the dilution of certain unvested restricted stock unit awards and unexercised stock options. For the three months ended June 30, 2011, options to purchase 519,386 shares of common stock were outstanding but not included in the computation of diluted net earnings per share because the option exercise price exceeded the average quarterly fair value of the Company’s common stock such that their inclusion would have had an anti-dilutive effect. For the three months ended June 30, 2010, options to purchase 899,605 shares of common stock were outstanding but not included in the computation of diluted net earnings per share because the option exercise price exceeded the average quarterly fair value of the Company’s common stock such that their inclusion would have had an anti-dilutive effect.

Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the recorded values of its variable rate debt obligations, which totaled $116,808 at June 30, 2011 and $111,249 at March 31, 2011, respectively, approximated their fair values. The Company believes that the recorded values of its fixed rate debt obligations which totaled $60,593 at June 30, 2011 and $58,823 at March 31, 2011, respectively, approximated their fair values. Estimates of fair value are based on estimated interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.

Foreign Currency — Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at the period-end exchange rates. Income and expense items are translated at the average monthly exchange rates. The effects of period-end translation are included as a component of Accumulated Other Comprehensive Income in the condensed consolidated statement of shareholders’ equity. The net foreign currency transaction loss related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency totaled $33 and $19 for the three months ended June 30, 2011 and 2010, respectively, and is recorded in Other Expense on the condensed consolidated income statements.

Accumulated Other Comprehensive Income — Accumulated Other Comprehensive Income is comprised of foreign currency translation adjustments.

Geographic Information — Revenues of the Company’s subsidiaries operating outside the United States were $12,969 and $12,676 for the three months ended June 30, 2011 and 2010, respectively. Long-lived assets of the Company’s subsidiaries operating outside the United States were $34,581 as of June 30, 2011 and $35,700 as of March 31, 2011.

Multi-Employer Pension Plans — The Company participates in multi-employer pension plans for certain of its employees covered by union agreements. In July 2011, one of the Company’s printing businesses renegotiated its union agreement which provided, among other things, for the withdrawal from its multi-employer pension plan. The Company will accrue an estimated pre-tax liability of $640 in the quarter ending September 30, 2011 in connection with such withdrawal. During the quarters ended June 30, 2011 and 2010, the Company accrued $4,641 and $1,042, respectively, for the present value of the liability for withdrawing from certain multi-employer pension plans.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

2.  ACQUISITIONS

Revenues and expenses of the acquired businesses have been included in the accompanying condensed consolidated financial statements beginning on their respective dates of acquisition. The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair value and may be prospectively revised if and when additional information the Company is awaiting concerning certain asset and liability valuations is obtained, provided that such information is received no later than one year after the date of acquisition. For the three months ended June 30, 2011, the Company paid cash totaling $3,162 and assumed liabilities totaling $5,399 to acquire the assets of a printing business. For the three months ended June 30, 2010, the Company paid cash totaling $3,290 and assumed liabilities totaling $6,821 to acquire the assets of a printing business.

3.  LONG - TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	June 30,	March 31,
	2011	2011

Bank credit facilities	$113,608	$108,049
Term equipment notes	58,937	57,180
Other	4,856	4,843
	177,401	170,072
Less—current portion	(16,968)	(15,911)
	$160,433	$154,161

The Company’s Credit Agreement provides up to $285,000 in revolving credit and has a maturity date of October 6, 2014. At June 30, 2011, outstanding borrowings under the Credit Agreement were $95,600 and accrued interest at a weighted average rate of 1.9%.

Under the terms of the Credit Agreement, the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. In order to repurchase Company common stock under the terms of the Credit Agreement, the Company must (1) demonstrate compliance on a proforma basis, giving effect to such repurchase with the financial covenants set forth in the Credit Agreement, and (2) have a Leverage Ratio (Debt divided by EBITDA, as defined in the Credit Agreement) not exceeding 2.50 to 1.00 on a proforma basis after giving effect to such repurchase. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. The collateral also secures, on a pari passu basis, the obligations under the A&B Credit Facility and the Auxiliary Bank Facilities described below. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either LIBOR plus a margin of 1.375% to 2.75%, or an alternate base rate (based upon the greater of (i) the administrative agent bank’s prime lending rate, (ii) the sum of the LIBOR rate for a one-month interest period plus 1.50% or (iii) the sum of the Federal Funds effective rate plus 0.5% per annum) plus a margin of 0.0% to 1.25%. The Company is also required to pay an annual commitment fee ranging from 0.25% to 0.5% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At June 30, 2011, the applicable margin on LIBOR based loans was 1.625%, the applicable margin on alternative base rate loans was 0.125% and the applicable commitment fee was 0.25%.

The Company is subject to certain covenants and restrictions, including limitations on additional indebtedness it may incur in the future, and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at June 30, 2011. In the event the Company is unable to remain in compliance with the Credit Agreement covenants and financial tests contained in the Credit Agreement in the future, the Company’s lenders would have the right to declare it in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event the Company was unable to obtain a waiver from its lenders or renegotiate or refinance these obligations, a material adverse effect on the ability of the Company to conduct its operations in the ordinary course would likely result.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

The Company also maintains a secured credit facility (the “A&B Credit Facility”) which provides revolving credit for its Canadian subsidiary, Annan & Bird Lithographers, Inc., available for both U.S. dollar and Canadian dollar loans not to exceed in the aggregate $25,000 (U.S. equivalent). At June 30, 2011, outstanding borrowings were $8,142 (U.S. equivalent) which accrued interest at a weighted average rate of 2.7%. The A&B Credit Facility contains many of the same covenants and restrictions contained in the Credit Agreement. Additionally, a default by the Company under the Credit Agreement constitutes a default under the A&B Credit Facility and vice versa.

In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”). Each Auxiliary Bank Facility is secured and has a maximum borrowing capacity of $5,000. One facility expires in October 2011 while the other facility expires in December 2011. At June 30, 2011, outstanding borrowings under the Auxiliary Bank Facilities totaled $9,866 and accrued interest at a weighted average rate of 2.7%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facilities expiring in October and December 2011, such borrowings are classified as long-term debt in the accompanying condensed consolidated balance sheet at June 30, 2011. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.

At June 30, 2011, outstanding borrowings under term equipment notes totaled $58,937 and carried interest rates between 3.3% and 4.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to five years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. Most of the term equipment notes cross-default to the events of default set forth in the Credit Agreement.

At June 30, 2011, other debt obligations totaled $4,856 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

As of June 30, 2011, the Company’s available credit under existing credit facilities was $197,730.

4.  SHARE - BASED COMPENSATION

Pursuant to the Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (as amended, the “Plan”), employees of the Company and members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock, restricted stock unit awards or other forms of equity-based compensation. Options granted pursuant to the Plan include incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended and non-qualified stock options. Options previously granted under the Plan were at a strike price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to ten years. Unvested options generally are cancelled upon termination of employment and vested options generally expire shortly after termination of employment. Otherwise, options expire after final vesting at the end of a fixed period generally not in excess of an additional five years. At June 30, 2011, a total of 1,716,003 common shares were reserved for issuance pursuant to the Plan, of which 332,448 shares of the Company’s common stock were available for future grants. Of the 332,448 shares available for future grants, 37,500 shares may be granted as restricted stock unit awards.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

The following table summarizes stock option activity for the three months ended June 30, 2011:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at March 31, 2011	1,383,591	$43.62
Granted	—	—
Exercised	(9,737)	37.85
Forfeited or expired	(6,966)	22.68
Outstanding at June 30, 2011 (a)	1,366,888	$43.77
Exercisable at June 30, 2011 (a)	971,209	$45.12

(a)                  Stock options outstanding as of June 30, 2011 have a weighted average remaining contractual life of 5.4 years. Based on the market value of the Company’s common stock on June 30, 2011, outstanding stock options have an aggregate intrinsic value of $16,461 and exercisable stock options have an aggregate intrinsic value of $10,264.

The following table summarizes restricted stock unit award activity for the three months ended June 30, 2011:

Restricted Stock Unit Awards	Shares
Outstanding at March 31, 2011	38,959
Granted	—
Vested and issued	(22,292)
Forfeited or expired	—
Outstanding at June 30, 2011 (a)	16,667

(a)                  Restricted stock units outstanding as of June 30, 2011 have a weighted average remaining contractual term of 1.0 years and a total intrinsic value of $915,851.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K  as of and for the year ended March 31, 2011. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors such as those referenced in the section entitled “Forward-Looking Statements” below.

Overview

Our Organization

Consolidated Graphics is a leading U.S. and Canadian provider of commercial printing and print-related services with 70 printing businesses across 27 states, Toronto and Prague, and a presence in Asia. In connection with our traditional print services, we also provide our customers fulfillment and mailing services and digital technology solutions and e-commerce capabilities. Generally, each facility substantially relies on locally-based customers; accordingly, we have approximately 20,000 individual customers with a broad diversification by industry-type and geographic orientation.  No individual facility accounts for more than 10% of our total revenues. No individual customer accounts for more than 7% of our total revenues.

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

Nature of Our Services

We are a service business that utilizes sophisticated technology and equipment to produce high-quality, custom-designed printed materials for a large base of customers in a broad cross-section of industries, the majority of which are located in the markets where our printing businesses are based.  In addition to providing a full range of prepress, digital and offset printing and finishing services, our printing businesses offer fulfillment and mailing services, as well as software solutions and other print-related, value-added services.  The technology solutions, like the printed materials we produce, are customized to the specific needs of our customers. For marketing purposes, we refer to our e-commerce capabilities using the “WorkSmart Suite” trademark. Collectively, all of these discrete capabilities comprise a “comprehensive range of printing services.” Accordingly, for financial reporting purposes, we report our revenues and results of operations as a single segment.

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

Results of Operations

The following table sets forth our Company’s unaudited condensed consolidated income statements and percentage of sales for the periods indicated:

			As a Percentage of Sales
	Three Months Ended June 30		Three Months Ended June 30
	2011	2010	2011	2010
Sales	$243.4	$236.7	100.0%	100.0%
Cost of sales	187.6	182.3	77.1	77.0
Gross profit	55.8	54.4	22.9	23.0
Selling expenses	22.6	23.3	9.3	9.8
General and administrative expenses	24.9	22.4	10.2	9.5
Litigation and other	4.6	(4.2)	1.9	(1.7)
Other expense, net	0.1	—	—	—
Operating income	3.6	12.9	1.5	5.4
Interest expense, net	1.6	2.0	0.6	0.8
Income before taxes	2.0	10.9	0.9	4.6
Income taxes	0.4	4.1	0.2	1.7
Net income	$1.6	$6.8	0.7%	2.9%

Comparative Analysis of Consolidated Income Statements for the Three Months Ended June 30, 2011 and 2010

Sales during the three month period ended June 30, 2011 increased $6.7 million, or 2.8%, to $243.4 million from $236.7 million for the same period in the prior year.  The increase in sales was due to a 1.5% increase in same-store sales, excluding election-related business and the impact of acquisitions, partially offset by lower election related business.

Gross profit during the three months ended June 30, 2011 increased $1.4 million, or 2%, to $55.8 million, compared to $54.4 million for the same period in the prior year.  The increase in gross profit was due to the 2.8% increase in sales. Gross profit margin (gross profit divided by revenues) decreased slightly from 23.0% in the June 2010 quarter to 22.9% in June 2011.

Selling expense during the three months ended June 30, 2011 declined $0.7 million, or 3%, to $22.6 million from $23.3 million for the same period in the prior year. Selling expense as a percentage of sales declined from 9.8% in the prior year quarter to 9.3% this year due to lower compensation expenses.

General and administrative expenses during the three months ended June 30, 2011 increased $2.5 million, or 11%, to $24.9 million, from $22.4 million for the same period in the prior year. This increase primarily resulted from the impact of acquisitions, an increase in staff within our information technology group and Leadership Development Program, higher bad debt expense, and higher software license and maintenance fees. As a percentage of sales, general and administrative expenses increased from 9.5% in the prior year quarter to 10.2% this year.

Litigation and other during the three months ended June 30, 2011 was $4.6 million and is the present value of the liability for withdrawing from certain multi-employer pension plans, which will be paid over approximately 20 years. Litigation and other during the three months ended June 30, 2010 includes a $5.2 million income adjustment resulting from the settlement of litigation for an amount lower than previously recognized, partially offset by a $1.0 million charge for the present value of the liability for withdrawing from a multi-employer pension plan, which will be paid over approximately 20 years.

Other expense consists of foreign currency transaction losses resulting from certain transactions of our Canadian and Czech Republic subsidiaries.

Net interest expense declined from $2.0 million in last year’s June quarter to $1.6 million for the quarter ended June 30, 2011 due to the refinancing of various term notes at more favorable rates and lower interest rates on our floating rate bank debt.

For the three months ended June 30, 2011, the Company’s effective tax rate was 21.7%.  The rate for the same period last year was 37.2%. The rate was lower in the June 2011 quarter because the income tax credits for uncertain tax positions had a larger impact on the rate due to lower pre-tax book income and the state income tax rate was lower due to a change in the mix of income in various state jurisdictions.

Liquidity and Capital Resources

Sources and Uses of Cash

Our historical sources of cash have primarily been provided by operations and borrowings under our various bank credit facilities. Our historical uses of cash have been for acquisitions of printing businesses, capital expenditures, payment of principal and interest on outstanding debt obligations, repurchases of common stock and for working capital requirements. Various components of our statement of cash flows are as follows:

	Three Months Ended June 30
	2011	2010
	(In millions)
Net cash provided by operating activities	$28.4	$20.5
Acquisitions of businesses, net of cash acquired	(3.2)	(3.3)
Capital expenditures, net of proceeds from asset dispositions	(17.0)	(10.8)
Net proceeds (payments) under bank credit facilities	5.6	(5.0)
Net proceeds (payments) on term equipment notes and other debt	1.8	(6.9)
Payments to repurchase and retire common stock	(11.5)	—
Proceeds from exercise of stock options, including excess tax benefit	0.4	6.7

Our cash position, working capital and debt obligations are shown below:

	June 30, 2011	March 31, 2011
	(In millions)
Cash and cash equivalents	$8.2	$3.7
Working capital	67.1	63.1
Total debt	177.4	170.1

Net cash provided by operating activities increased $7.9 million over the same period in the prior year due to changes in working capital, primarily relating to changes in prepaid expenses, accounts payable and accrued liabilities and income taxes payable.

We believe that our cash flow provided by operations, combined with new borrowings, will be adequate to cover remaining fiscal year 2012 working capital needs, debt service requirements, common share repurchase programs, planned capital expenditures and the acquisitions of printing businesses.

We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon prevailing market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or associated capital requirements. There can be no assurance that we will be able to acquire additional printing businesses on terms acceptable to us. We expect to fund future acquisitions through cash flow provided by operations and/or additional borrowings under our primary bank credit facility.

Our Board of Directors previously authorized a common share repurchase program for the purchase of the Company’s issued and outstanding common shares up to an aggregate of $50.0 million. The share repurchase program was to expire in October 2011. During the three month period ended June 30, 2011, we repurchased 215,447 shares of our common stock at a total cost of $11.5 million. On August 1, 2011, our Board of Directors authorized the purchase of up to an additional $50.0 million of the Company’s common shares under the current share repurchase program. The amended $100.0 million share repurchase program will expire on March 31, 2013 and enables us to repurchase shares of our common stock in open-market purchases, as well as privately negotiated transactions, pursuant to applicable securities regulations, and subject to the terms of our Credit Agreement, market conditions and other factors. The Board of Directors may modify, suspend, extend or terminate the program at any time. We expect to fund any additional repurchases under the amended program through cash flow provided by operations or additional borrowings under the Credit Agreement. Remaining authorization under the amended share repurchase program at August 1, 2011 was $60.5 million.

Debt Obligations

Our Credit Agreement provides up to $285.0 million in revolving credit and has a maturity date of October 6, 2014. At June 30, 2011, outstanding borrowings under the Credit Agreement were $95.6 million and accrued interest at a weighted average rate of 1.9%.

Under the terms of the Credit Agreement, the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital, and general corporate purposes and, subject to certain restrictions, repurchase our common stock. In order to repurchase our common stock under the terms of the Credit Agreement, we must (1) demonstrate compliance on a proforma basis, giving effect to such repurchase with the financial covenants set forth in the Credit Agreement, and (2) have a Leverage Ratio (Debt divided by EBITDA, as defined in the Credit Agreement) not exceeding 2.50 to 1.00 on a proforma basis after giving effect to such repurchase. Borrowings outstanding under the Credit Agreement are secured by substantially all of our assets other than real estate and certain equipment subject to term equipment notes and other financings. The collateral also secures, on a pari passu basis, the obligations under the A&B Credit Facility and the Auxiliary Bank Facilities described below. Borrowings under the Credit Agreement accrue interest, at our option, at either LIBOR plus a margin of 1.375% to 2.75%, or an alternate base rate (based upon the greater of (i) the administrative agent bank’s prime lending rate, (ii) the sum of the LIBOR rate for a one-month interest period plus 1.50% or (iii) the sum of the Federal Funds effective rate plus 0.5% per annum) plus a margin of 0.0% to 1.25%. We are also required to pay an annual commitment fee ranging from 0.25% to 0.5% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At June 30, 2011, the applicable margin on LIBOR based loans was 1.625%, the applicable margin on alternative base rate loans was 0.125% and the applicable commitment fee was 0.25%.

We are subject to certain covenants and restrictions, including limitations on additional indebtedness we may incur in the future, and must meet certain financial tests under the Credit Agreement. We were in compliance with such covenants, restrictions and financial tests at June 30, 2011. In the event we are unable to remain in compliance with the Credit Agreement covenants and financial tests contained in the Credit Agreement in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event we are unable to obtain a waiver from our lenders or renegotiate or refinance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course would likely result.

We also maintain a secured credit facility (the “A&B Credit Facility”) which provides revolving credit for our Canadian subsidiary, Annan & Bird Lithographers, Inc., available for both U.S. dollar and Canadian dollar loans not to exceed in the aggregate $25.0 million (U.S. equivalent). At June 30, 2011, outstanding borrowings were $8.1 million (U.S. equivalent) which accrued interest at a weighted average rate of 2.7%. The A&B Credit Facility contains many of the same covenants and restrictions contained in the Credit Agreement. Additionally, a default by us under the Credit Agreement constitutes a default under the A&B Credit Facility and vice versa.

In addition, we maintain two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”). Each Auxiliary Bank Facility is secured and has a maximum borrowing capacity of $5.0 million. One facility expires in October 2011 while the other facility expires in December 2011. At June 30, 2011, outstanding borrowings under the Auxiliary Bank Facilities totaled $9.9 million and accrued interest at a weighted average rate of 2.7%. Because we currently have the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facilities expiring in October and December 2011, such borrowings are classified as long-term debt in the accompanying condensed consolidated balance sheet at June 30, 2011. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.

At June 30, 2011, outstanding borrowings under term equipment notes totaled $58.9 million and carried interest rates between 3.3% and 4.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to five years from the date of issuance, and are secured by certain equipment of the Company. We are not subject to any significant financial covenants in connection with any of the term equipment notes. Most of the term equipment notes cross-default to the events of default set forth in the Credit Agreement.

At June 30, 2011, other debt obligations totaled $4.9 million and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. We do not have any significant financial covenants or restrictions associated with the other debt obligations.

As of June 30, 2011, our available credit under existing credit facilities was $197.7 million.

Commitment and Contingencies

Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business.  Our future contractual obligations under such operating leases total approximately $83.5 million as of June 30, 2011.

Letters of credit —We had letters of credit outstanding as of June 30, 2011 totaling $8.7 million. All of these letters of credit were issued pursuant to the terms of our Credit Agreement.

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

Revenue recognition — We primarily recognize revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into our fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Revenue from distribution services is recognized when the services are provided. Because printed products manufactured for our customers are customized based upon the customer’s specifications, product returns are insignificant. Revenue is recognized net of sales tax.

Receivables, net of valuation allowance — Accounts receivable at June 30, 2011 were $166.3 million, net of a $4.2 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by a contraction in the U.S. economy or other factors beyond our control. Changes in our estimates of collectability could have a material adverse effect on our consolidated financial condition or results of operations.

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

Impairment of long-lived assets — We evaluate long-lived assets, including property, plant and equipment, and intangible assets, excluding goodwill and intangible assets with indefinite lives, whenever events or changes in conditions indicate that the carrying value may not be recoverable. The evaluation requires us to estimate future undiscounted cash flows associated with an asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, then the need for an impairment exists. Estimating future cash flows requires judgments regarding future economic conditions, demand for services and pricing. Although we believe our estimates are reasonable, significant differences in the actual performance of the asset or group of assets may materially affect our asset values and require an impairment charge in future periods.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in which the Company discusses factors it believes may affect its performance or results in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “forecast,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks, including those created by general market conditions, competition and the possibility that events may occur beyond the Company’s control, which may limit its ability to maintain or improve its operating results or financial condition or acquire additional printing businesses. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, which include, weakness in the economy, financial stability of its customers, the sustained growth of its digital printing business, seasonality of election-related business, its ability to adequately manage business expenses, including labor costs, the unfavorable outcome of legal proceedings, the lack of or adequacy of insurance coverage for its operations, the continued availability of raw materials at affordable prices, retention of its key management and operating personnel, satisfactory labor relations, the potential for additional goodwill impairment charges, its ability to identify new acquisition opportunities, negotiate and finance such acquisitions on acceptable terms and successfully absorb and manage such acquisitions in a timely and efficient manner, as well as other risks described under the heading “Risk Factors” of our Annual Report on Form 10-K and the risk factors and cautionary statements described in the other documents the Company files or furnishes from time to time with the Securities and Exchange Commission, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Should one or more of the foregoing risks or uncertainties materialize, or should the Company’s underlying assumptions, expectations, beliefs or projections  prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. We are exposed to market risk in interest rates related primarily to certain of our debt obligations, which as of June 30, 2011, include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of June 30, 2011, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

ITEM 1A.  Risk Factors

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 1, 2010, the Company’s Board of Directors approved a share repurchase program that provides for repurchases of our common stock not to exceed $50.0 million in the aggregate in open-market or privately negotiated transactions. On August 1, 2011, the Company’s Board of Directors authorized an increase of $50.0 million to such program. The amended $100.0 million share repurchase program expires March 31, 2013. The following are details of repurchases under this program for the period covered by this report:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Announced Plan
Purchases from April 1, 2011 through April 30, 2011	8,042	$55.00	8,042	$21,809,325
Purchases from May 1, 2011 through May 31, 2011	29,161	$54.18	29,161	$20,230,273
Purchases from June 1, 2011 through June 30, 2011	178,244	$53.20	178,244	$10,753,851

Total	215,447	$53.40	215,447

(a)      All shares were purchased in open-market transactions.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information

None.

ITEM 6. Exhibits

31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.

Dated: August 4, 2011	By:	/s/ Jon C. Biro
Jon C. Biro
Executive Vice President and
Chief Financial and Accounting Officer

Exhibit Index

31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document