Form 10-Q
period 2011-12-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2012-02-08
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at January 31, 2012 was 10,237,836.

CONSOLIDATED GRAPHICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31,	March 31,
	2011	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,002	$3,710
Accounts receivable, net	190,559	171,779
Inventories	55,677	50,888
Prepaid expenses	11,408	13,447
Deferred income taxes	12,137	10,787
Total current assets	276,783	250,611
PROPERTY AND EQUIPMENT, net	385,191	388,681
GOODWILL	24,681	27,124
OTHER INTANGIBLE ASSETS, net	16,391	19,376
OTHER ASSETS	10,610	12,691
	$713,656	$698,483

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$21,509	$15,911
Accounts payable	97,970	90,100
Accrued liabilities	67,012	81,501
Total current liabilities	186,491	187,512
LONG-TERM DEBT, net of current portion	175,822	154,161
OTHER LIABILITIES	21,597	13,820
DEFERRED INCOME TAXES, net	51,236	45,629
Total liabilities	435,146	401,122
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 10,242,578 and 11,072,053 issued and outstanding	102	110
Additional paid-in capital	161,024	170,547
Retained earnings	117,335	123,990
Accumulated other comprehensive income	49	2,714
Total shareholders’ equity	278,510	297,361
	$713,656	$698,483

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2011	2010	2011	2010
SALES	$283,891	$299,111	$794,644	$795,934
COST OF SALES	213,969	222,297	605,618	602,515
Gross profit	69,922	76,814	189,026	193,419
SELLING EXPENSES	23,149	23,471	68,411	69,078
GENERAL AND ADMINISTRATIVE EXPENSES	26,922	23,973	77,855	70,071
GOODWILL IMPAIRMENT CHARGE	1,984	—	1,984	—
IMPAIRMENT AND OTHER CHARGES	—	991	5,281	(2,475)
OTHER EXPENSE	238	138	429	195
Operating income	17,629	28,241	35,066	56,550
INTEREST EXPENSE	1,676	1,805	4,831	5,904
Income before taxes	15,953	26,436	30,235	50,646
INCOME TAXES	5,119	8,867	10,281	18,182
Net income	$10,834	$17,569	$19,954	$32,464

BASIC EARNINGS PER SHARE	$1.05	$1.53	$1.86	$2.83
DILUTED EARNINGS PER SHARE	$1.04	$1.50	$1.83	$2.79

SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	10,332	11,482	10,712	11,452
Diluted	10,459	11,694	10,885	11,655

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

BALANCE, March 31, 2011	11,072	$110	$170,547	$123,990	$2,714	$297,361
Net income	—	—	—	19,954	—	19,954
Other comprehensive loss - currency translation adjustment, net of tax	—	—	—	—	(2,665)	(2,665)
Total comprehensive income						17,289
Exercise of stock options, including tax benefit	146	1	3,431	—	—	3,432
Share-based compensation expense	—	—	1,853	—	—	1,853
Repurchase and retirement of common stock	(975)	(9)	(14,807)	(26,609)		(41,425)
BALANCE, December 31, 2011	10,243	$102	$161,024	$117,335	$49	$278,510

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31
	2011	2010

OPERATING ACTIVITIES
Net income	$19,954	$32,464
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	50,352	48,525
Amortization	2,697	2,674
Bad debt expense	1,016	726
Goodwill impairment charge	1,984	—
Impairment and other charges	5,281	(2,475)
Foreign currency loss (gain)	96	(32)
Deferred income taxes	4,353	6,787
Share-based compensation expense	1,853	2,573
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	(17,142)	(23,846)
Inventories	(4,443)	(3,489)
Prepaid expenses	1,963	(796)
Other assets	1,908	(2,858)
Accounts payable and accrued liabilities	(9,044)	(1,042)
Other liabilities	2,496	906
Income taxes payable	5	(8,219)
Net cash provided by operating activities	63,329	51,898

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(3,309)	(7,212)
Capital expenditures	(48,813)	(51,166)
Proceeds from asset dispositions	2,694	2,862
Net cash used in investing activities	(49,428)	(55,516)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	378,141	195,309
Payments on bank credit facilities	(350,461)	(168,888)
Proceeds from issuance of term equipment notes	11,610	14,426
Payments on term equipment notes and other debt	(11,772)	(33,776)
Payments to repurchase and retire common stock	(41,425)	(13,153)
Proceeds from exercise of stock options, including excess tax benefit	3,432	8,463
Net cash (used) provided in financing activities	(10,475)	2,381

Effect of exchange rate changes on cash and cash equivalents	(134)	28

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,292	(1,209)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,710	6,741
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,002	$5,532

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements include the accounts of Consolidated Graphics, Inc. (collectively with its consolidated subsidiaries, the “Company”).  All intercompany accounts and transactions have been eliminated.  Such statements have been prepared in accordance with United States generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included. Operating results for the nine months ended December 31, 2011 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2011 has been derived from the Company’s most recent annual audited consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (“2011 Form 10-K”).

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of certain estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period including depreciation of property and equipment and amortization or impairment of intangible assets. The Company evaluates its estimates and assumptions on an ongoing basis and relies on historical experience and various other factors that it believes to be reasonable under the circumstances to determine such estimates. Because uncertainties with respect to estimates and assumptions are inherent in the preparation of financial statements, actual results could differ from these estimates.

Reclassification and other corrections — Certain reclassifications of prior period data have been made to conform to the current period reporting. The Company previously presented additions to construction-in-process as cash flows used in operating activities in the statement of cash flows until the assets were placed in service, at which point they were reflected as investing activities. The Company has corrected the statement of cash flows to reflect all additions to construction-in-process as investing activities at the time of the related expenditure.  As a result of this correction, the revised cash provided by operating activities and cash used in investing activities increased by $16,719 for the nine-month period ended December 31, 2010 as compared to what had been previously reported.

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Pursuant to the Company’s cash management system, the Company deposits cash into its bank accounts as checks written by the Company are presented to the bank for payment. Checks issued by the Company but not presented to the bank for payment are included in accounts payable and totaled $45,598 as of December 31, 2011 and $38,996 as of March 31, 2011.

Revenue Recognition and Accounts Receivable — The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Revenue from distribution services is recognized when the services are provided. Because printed products manufactured for the Company’s customers are customized based upon the customer’s specifications, product returns are not significant. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 7% of the Company’s revenues for the nine months ended December 31, 2011. The Company maintains an allowance for doubtful accounts based upon its evaluation of aging of receivables, historical experience and the current economic environment. Accounts receivable in the accompanying condensed consolidated balance sheets are reflected net of allowance for doubtful accounts of $3,674 and $3,657 at December 31, 2011 and March 31, 2011, respectively.

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

	December 31, 2011	March 31, 2011

Raw materials	$26,103	$23,658
Work in progress	22,531	21,815
Finished goods	7,043	5,415
	$55,677	$50,888

Goodwill and Long-Lived Assets — Goodwill totaled $24,681 at December 31, 2011 and represents the excess of the Company’s purchase cost over the fair value of the net identifiable assets acquired, net of previously recorded amortization and impairment charges. The Company assesses the potential for impairment of goodwill by estimating the fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”) multiplied by management’s estimate of an appropriate enterprise value-to-EBITDA multiple for each reporting unit, adjusted for a control premium. Management’s total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on or around the applicable balance sheet date, after considering an appropriate control premium (25% at March 31, 2011 and December 31, 2011, based upon historical transactions in the printing industry). This total Company enterprise value-to-EBITDA multiple is then used as a starting point in determining the appropriate multiple for each reporting unit. Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.

Under the applicable accounting standards, the goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment. The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangible assets as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill in the “proforma” business combination accounting described above exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. A recognized impairment loss cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. The Company recognized a non-cash, pre-tax impairment charge to its goodwill in the amount of $1,984 in the quarter ended December 31, 2011. Tax benefits totaling $774 were recorded in connection with this impairment.

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-08 “Intangibles-Goodwill and Other” (Topic 350): Testing for Impairment (“ASU 2011-08”), which permits an entity to perform qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary.  ASU 2011-08 will be effective for the Company in the first quarter of 2013; however the Company plans to early adopt ASU 2011-08 for its March 31, 2012 annual goodwill impairment analysis. The Company does not expect its adoption to have a material impact on its consolidated financial statements.

The Company compares the carrying value of long-lived assets, including property, plant and equipment and intangible assets other than goodwill and intangible assets with indefinite lives, to projections of future undiscounted cash flows attributable to such assets whenever events or changes in conditions indicate the carrying value may not be recoverable. In the event that the carrying value of any long-lived asset exceeds the projection of future undiscounted cash flows attributable to such asset, the Company records an impairment charge against income equal to the excess, if any, of the carrying value over the asset’s fair value. Property and equipment in the accompanying condensed consolidated balance sheets are reflected net of accumulated depreciation of $448,238 and $416,094 at December 31, 2011 and March 31, 2011, respectively.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

The net book value of other intangible assets at December 31, 2011 was $16,391. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions and are generally amortized on a straight-line basis over periods of between 5 and 25 years. Such assets are evaluated for recoverability with other long-lived assets as discussed above. Amortization expense totaled $892 and $894 for the three months ended December 31, 2011 and 2010, respectively. Amortization expense totaled $2,697 and $2,674 for the nine months ended December 31, 2011 and 2010, respectively.

Supplemental Cash Flow Information — The condensed consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. For the nine months ended December 31, 2011 and 2010, the Company paid cash for interest totaling $5,072 and $6,060, respectively. For the nine months ended December 31, 2011 and 2010, the Company paid cash for income taxes, net of refunds, totaling $1,401 and $13,615, respectively.

Earnings Per Share — Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares, dilutive stock options and restricted stock unit awards outstanding using the treasury stock method. Earnings per share are set forth below:

	Three Months Ended December 31		Nine Months Ended December 31
	2011	2010	2011	2010
Numerator:
Net income	$10,834	$17,569	$19,954	$32,464
Denominator:
Weighted average number of common shares outstanding	10,331,687	11,481,713	10,712,361	11,451,678
Dilutive options and stock awards	127,640	211,886	173,018	202,889
Diluted weighted average number of common shares outstanding	10,459,327	11,693,599	10,885,379	11,654,567
Net earnings per share
Basic	$1.05	$1.53	$1.86	$2.83
Diluted	$1.04	$1.50	$1.83	$2.79

Diluted net earnings per share take into consideration the dilutive effect of certain unvested restricted stock unit awards and unexercised stock options. For the three and nine months ended December 31, 2011, options to purchase 869,248 shares of common stock were outstanding but not included in the computation of diluted net earnings per share because the option exercise price exceeded the average quarterly fair value of the Company’s common stock while considering the effects of unrecognized compensation expense and excess tax benefit such that their inclusion would have had an anti-dilutive effect. For the three and nine months ended December 31, 2010, options to purchase 898,210 shares of common stock were outstanding but not included in the computation of diluted net earnings per share because the option exercise price exceeded the average quarterly fair value of the Company’s common stock such that their inclusion would have had an anti-dilutive effect.

Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the recorded values of its variable rate debt obligations, which totaled $138,470 at December 31, 2011 and $111,249 at March 31, 2011, respectively, approximated their fair values. The Company believes that the recorded values of its fixed rate debt obligations, which totaled $58,861 at December 31, 2011 and $58,823 at March 31, 2011, respectively, approximated their fair values. Estimates of fair value are based on estimated interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.

Foreign Currency — Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at the period-end exchange rates. Income and expense items are translated at the average monthly exchange rates. The effects of period-end translation are included as a component of Accumulated Other Comprehensive Income in the condensed consolidated statement of shareholders’ equity. The net foreign currency transaction loss related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency totaled $238 and $138 for the three

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

months ended December 31, 2011 and 2010, respectively, and $429 and $195 for the nine months ended December 31, 2011 and 2010, respectively, and is recorded in Other Expense on the condensed consolidated income statements.

Accumulated Other Comprehensive Income — Accumulated Other Comprehensive Income is comprised of foreign currency translation adjustments.

Geographic Information — Revenues of the Company’s subsidiaries operating outside the United States were $18,016 and $17,588 for the three months ended December 31, 2011 and 2010, respectively, and $44,642 and $42,928 for the nine months ended December 31, 2011 and 2010, respectively. Long-lived assets of the Company’s subsidiaries operating outside the United States were $35,882 as of December 31, 2011 and $35,700 as of March 31, 2011.

Multi-Employer Pension Plans — The Company participates in multi-employer pension plans for certain of its employees covered by union agreements. During the nine months ended December 31, 2011 and 2010, the Company accrued $5,281 and $1,042, respectively, for the present value of the liability for withdrawing from certain multi-employer pension plans.

In September 2011, the FASB issued Accounting Standards Update No. 2011-09 “Compensation-Retirement Benefits-Multi-employer Plans” (Subtopic 715-80) (“ASU 2011-09”), which requires an employer to provide additional quantitative and qualitative disclosures. ASU 2011-09 will be effective for the Company in the fourth quarter of 2012 and the Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

2.  ACQUISITIONS

Revenues and expenses of the acquired businesses have been included in the accompanying condensed consolidated financial statements beginning on their respective dates of acquisition. The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair value and may be prospectively revised if and when additional information the Company is awaiting concerning certain asset and liability valuations is obtained, provided that such information is received no later than one year after the date of acquisition. For the nine months ended December 31, 2011, the Company paid cash totaling $3,162 and assumed liabilities totaling $3,142 to acquire the assets of a printing business and $147 to satisfy liabilities in connection with a prior period acquisition. For the nine months ended December 31, 2010, the Company paid cash totaling $7,212 and assumed liabilities totaling $7,986 to acquire the assets of two printing business.

3.  LONG - TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	December 31,	March 31,
	2011	2011

Bank credit facilities	$135,470	$108,049
Term equipment notes	57,218	57,180
Other	4,643	4,843
	197,331	170,072
Less—current portion	(21,509)	(15,911)
	$175,822	$154,161

The Company’s current credit agreement (the “Credit Agreement”) provides up to $285,000 in revolving credit and has a maturity date of October 6, 2014. At December 31, 2011, outstanding borrowings under the Credit Agreement were $121,000 and accrued interest at a weighted average rate of 2.0%.

Under the terms of the Credit Agreement, the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. In order to repurchase Company common stock under the terms of the Credit Agreement, the Company must (1) demonstrate compliance on a proforma basis, giving effect to such repurchase with the financial covenants set forth in the Credit Agreement, and (2) have a Leverage Ratio (Debt divided by EBITDA, as defined in the Credit Agreement) not exceeding 2.50 to 1.00 on a proforma basis after giving effect to such repurchase. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. The collateral also secures, on a pari passu basis, the obligations under the A&B Credit Facility and the Auxiliary Bank Facilities described below. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either LIBOR plus a

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

margin of 1.375% to 2.75%, or an alternate base rate (based upon the greater of (i) the administrative agent bank’s prime lending rate, (ii) the sum of the LIBOR rate for a one-month interest period plus 1.50% or (iii) the sum of the Federal Funds effective rate plus 0.5% per annum) plus a margin of 0.0% to 1.25%. The Company is also required to pay an annual commitment fee ranging from 0.25% to 0.5% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At December 31, 2011, the applicable margin on LIBOR based loans was 1.625%, the applicable margin on alternative base rate loans was 0.125% and the applicable commitment fee was 0.25%.

The Company is subject to certain covenants and restrictions, including limitations on additional indebtedness it may incur in the future, and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at December 31, 2011. In the event the Company is unable to remain in compliance with the Credit Agreement covenants and financial tests contained in the Credit Agreement in the future, the Company’s lenders would have the right to declare it in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event the Company was unable to obtain a waiver from its lenders or renegotiate or refinance these obligations, a material adverse effect on the ability of the Company to conduct its operations in the ordinary course would likely result.

The Company also maintains a secured credit facility (the “A&B Credit Facility”) which provides revolving credit for its Canadian subsidiary, Annan & Bird Lithographers, Inc., available for both U.S. dollar and Canadian dollar loans not to exceed in the aggregate $25,000 (U.S. equivalent). At December 31, 2011, outstanding borrowings were $5,236 (U.S. equivalent) which accrued interest at a weighted average rate of 2.5%. The A&B Credit Facility contains many of the same covenants and restrictions contained in the Credit Agreement. Additionally, a default by the Company under the Credit Agreement constitutes a default under the A&B Credit Facility and vice versa.

In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”). Each Auxiliary Bank Facility is secured and has a maximum borrowing capacity of $5,000. One facility expires in December 2012 while the other facility expires in October 2014. At December 31, 2011, outstanding borrowings under the Auxiliary Bank Facilities totaled $9,234 and accrued interest at a weighted average rate of 2.7%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in December 2012, such borrowings are classified as long-term debt in the accompanying condensed consolidated balance sheet at December 31, 2011. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.

At December 31, 2011, outstanding borrowings under term equipment notes totaled $57,218 and carried interest rates between 2.9% and 4.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to five years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. Most of the term equipment notes cross-default to the events of default set forth in the Credit Agreement.

At December 31, 2011, other debt obligations totaled $4,643 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

As of December 31, 2011, the Company’s available credit under existing credit facilities was $177,767.

4.  SHARE - BASED COMPENSATION

Pursuant to the Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (as amended, the “Plan”), employees of the Company and members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock, restricted stock unit awards or other forms of equity-based compensation. Options granted pursuant to the Plan include incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options. Options previously granted under the Plan were at a strike price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to ten years. Unvested options are generally cancelled on termination of employment and vested options generally expire shortly after termination of employment. Otherwise, options expire after final vesting at the end of a fixed period generally not in excess of an additional five years. At December 31, 2011, a total of 1,602,168 common shares were reserved for issuance pursuant to the Plan, of which 216,753 shares of

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

the Company’s common stock were available for future grants. Of the 216,753 shares available for future grants, 37,500 shares may be granted as restricted stock unit awards.

The following table summarizes stock option activity for the nine months ended December 31, 2011:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at March 31, 2011	1,383,591	$43.62
Granted	122,500	48.68
Exercised	(123,572)	24.99
Forfeited or expired	(13,771)	40.30
Outstanding at December 31, 2011 (a)	1,368,748	$45.79
Exercisable at December 31, 2011 (a)	901,987	$46.53

(a)                  Stock options outstanding as of December 31, 2011 have a weighted average remaining contractual life of 5.6 years. Based on the market value of the Company’s common stock on December 31, 2011, outstanding stock options have an aggregate intrinsic value of $9,110 and exercisable stock options have an aggregate intrinsic value of $5,294.

The following table summarizes restricted stock unit award activity for the nine months ended December 31, 2011:

Restricted Stock Unit Awards	Shares
Outstanding at March 31, 2011	38,959
Granted	—
Vested and issued	(22,292)
Forfeited or expired	—
Outstanding at December 31, 2011 (a)	16,667

(a)                  Restricted stock units outstanding as of December 31, 2011 have a weighted average remaining contractual term of 0.5 years and a total intrinsic value of $805.

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

Most of our sales are generated by individual orders through commissioned sales personnel. We predominantly recognize revenue from these orders when we deliver the ordered goods and services. To a large extent, continued engagement of our Company by our customers for successive business opportunities depends upon the customers’ satisfaction with the quality of products and services we provide. As such, it is difficult for us to predict with any high degree of certainty the number, size, and profitability of printing services that we expect to provide for more than a few weeks in advance. Our revenues, however, tend to be strongest in the quarter ended December followed by revenue in the quarter ended March. December quarter sales are strongest, in part due, to sales of custom photo products for which demand is highest during this quarter. Sales from election-related printing tend to be higher every other year, including years in which national elections are held.

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

Results of Operations

The following table sets forth our Company’s unaudited condensed consolidated income statements and percentage of sales for the periods indicated:

	Three Months Ended December 31		Nine Months Ended December 31
	2011	2010	2011	2010
	(In millions)		(In millions)
Sales	$283.9	$299.1	$794.6	$795.9
Cost of sales	214.0	222.3	605.6	602.5
Gross profit	69.9	76.8	189.0	193.4
Selling expenses	23.1	23.5	68.4	69.1
General and administrative expenses	26.9	24.0	77.8	70.1
Goodwill impairment charge	2.0	—	2.0	—
Impairment and other charges	—	1.0	5.3	(2.5)
Other expense	0.3	0.1	0.4	0.2
Operating income	17.6	28.2	35.1	56.5
Interest expense	1.7	1.8	4.9	5.9
Income before taxes	15.9	26.4	30.2	50.6
Income taxes	5.1	8.8	10.2	18.1
Net income	$10.8	$17.6	$20.0	$32.5

The following table sets forth the components of income expressed as a percentage of sales for the periods indicated:

	As a Percentage of Sales		As a Percentage of Sales
	Three Months Ended December 31		Nine Months Ended December 31
	2011	2010	2011	2010
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.4	74.3	76.2	75.7
Gross profit	24.6	25.7	23.8	24.3
Selling expenses	8.2	7.9	8.6	8.7
General and administrative expenses	9.5	8.0	9.8	8.8
Goodwill impairment charge	0.7	—	0.3	—
Impairment and other charges	—	0.4	0.7	(0.3)
Other expense	—	—	—	—
Operating income	6.2	9.4	4.4	7.1
Interest expense	0.6	0.6	0.6	0.7
Income before taxes	5.6	8.8	3.8	6.4
Income taxes	1.8	2.9	1.3	2.3
Net income	3.8%	5.9%	2.5%	4.1%

Comparative Analysis of Consolidated Income Statements for the Three Months Ended December 31, 2011 and 2010

Sales during the three month period ended December 31, 2011 declined $15.2 million, or 5.1%, to $283.9 million from $299.1 million for the same period in the prior year.  The decrease in sales was due to an $11.3 million decline in election-related business and a 3.5% decline in same-store sales, partially offset by the impact of acquisitions (a $6.5 million revenue benefit). The decline in same-store sales primarily resulted from lower seasonal sales of both custom photo products and sales into the insurance industry.

Gross profit during the three months ended December 31, 2011 declined $6.9 million, or 9%, to $69.9 million, compared to $76.8 million for the same period in the prior year.  The decrease in gross profit was due to the 5.1% decline in sales and a lower gross profit margin. Gross profit margin (gross profit divided by revenues) declined from 25.7% in the December 2010 quarter to 24.6% in December 2011, primarily as a result of lower average selling prices and higher depreciation expense.

Due to the decline in sales, selling expense during the three months ended December 31, 2011 declined $0.4 million, or 1%, to $23.1 million compared to $23.5 million in the same period in the prior year. As a percentage of sales, selling expenses increased slightly from 7.9% to 8.2%.

General and administrative expenses during the three months ended December 31, 2011 increased $2.9 million, or 12%, to $26.9 million, from $24.0 million for the same period in the prior year. This increase primarily resulted from the increased staff within our information technology group, and for our Leadership Development Program, higher depreciation, primarily due to technology investments, and the impact of acquisitions. Due to these increases, general and administrative expenses increased to 9.5% of sales in the current quarter compared to 8.0% for the same period in the prior year.

A goodwill impairment charge of $2.0 million was recorded for the three months ended December 31, 2011. Additionally, impairment and other charges during the three months ended December 31, 2010 was $1.0 million and primarily related to lease termination expenses and the impairment of certain production equipment.

Other expense consists of foreign currency losses resulting from certain transactions of our Canadian and Czech Republic subsidiaries.

Interest expense declined from $1.8 million in last year’s December quarter to $1.7 million for the quarter ended December 31, 2011, due to lower interest rates on fixed rate debt.

For the three months ended December 31, 2011, the Company’s effective tax rate was 32.1% as compared to an effective rate of 33.5% for the same period in the prior year.

Comparative Analysis of Consolidated Income Statements for the Nine Months Ended December 31, 2011 and 2010

Sales during the nine month period ended December 31, 2011 declined $1.3 million, or 0.2%, to $794.6 million from $795.9 million for the same period in the prior year. The decrease in sales was primarily due to a $20.4 million decline in election-related print business, and a 0.3% decrease in same store sales, partially offset by the impact of acquisitions (a $21.4 million revenue benefit).

Gross profit during the nine months ended December 31, 2011 declined $4.4 million, or 2%, to $189.0 million compared to $193.4 million for the same period in the prior year as a result of lower sales and a decline in the gross profit margin. Gross profit margin (gross profit divided by revenues) declined to 23.8% during the nine months ended December 31, 2011 from 24.3% for the same period in the prior year, primarily as a result of lower average selling prices.

Selling expense during the nine months ended December 31, 2011 declined $0.7 million, or 1%, to $68.4 million from $69.1 million for the same period in the prior year. The decrease was primarily due to lower employee compensation costs. As a percentage of sales, selling expenses decreased slightly to 8.6% in the current period as compared to 8.7% for the same period in the prior year.

General and administrative expenses during the nine months ended December 31, 2011 increased $7.7 million, or 11%, to $77.8 million from $70.1 million for the same period in the prior year. This increase was primarily due to increased staff within our information technology group, and for our Leadership Development Program, and the impact of acquisitions. As a percentage of sales, general and administrative expenses increased to 9.8% in the current period compared to 8.8% for the same period in the prior year.

During the nine months ended December 31, 2011 the Company recognized a $2.0 million goodwill impairment charge. Impairment and other charges during the nine months ended December 31, 2011 were $5.3 million and consist of charges relating to the withdrawal from certain multi-employer pension plans. Impairment and other charges during the nine months ended December 31, 2010 include a $5.7 million positive adjustment resulting from the settlement of litigation for an amount lower than previously recognized, partially offset by a $1.0 million charge for the cost of withdrawing from a multi-employer pension plan and certain asset impairment charges.

Other expense consists of foreign currency losses resulting from certain transactions of our Canadian and Czech Republic subsidiaries.

Interest expense during the nine months ended December 31, 2011 declined to $4.9 million from $5.9 million for the same period last year, due to lower interest rates on fixed rate debt.

For the nine months ended December 31, 2011, the Company’s effective rate was 34.0% as compared to an effective tax rate of 35.9% for the same period in the prior year. The effect of credits for income tax uncertainties, due to the expiration of certain statutes of limitations, had a larger impact on the rate due to lower pre-tax book income in fiscal year 2012, compared to the prior year.

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

	Nine Months Ended December 31
	2011	2010
	(In millions)
Net cash provided by operating activities	$63.3	$51.9
Acquisitions of businesses, net of cash acquired	(3.3)	(7.2)
Capital expenditures, net of proceeds from asset dispositions	(46.1)	(48.3)
Net proceeds under bank credit facilities	27.7	26.4
Net payments on term equipment notes and other debt	(0.2)	(19.4)
Payments to repurchase and retire common stock	(41.4)	(13.2)
Proceeds from exercise of stock options, including excess tax benefit	3.4	8.5

Our cash position, working capital and debt obligations are shown below:

	December 31, 2011	March 31, 2011
	(In millions)
Cash and cash equivalents	$7.0	$3.7
Working capital	90.3	63.1
Total debt	197.3	170.1

Net cash provided by operating activities increased $11.4 million over the same period in the prior year due to changes in working capital, primarily relating to changes in accounts receivable, prepaid expenses, other assets and income taxes payable.

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

Our Board of Directors previously authorized a $100.0 million share repurchase program.  On February 6, 2012, our Board of Directors authorized the purchase of up to an additional $70.0 million of the Company’s common shares under the current share repurchase program. The amended $170.0 million share repurchase program will expire on September 30, 2013, and enables us to repurchase shares of our common stock in open-market purchases, as well as privately negotiated transactions, pursuant to applicable securities regulations, and subject to the terms of our primary credit facility, market conditions and other factors. The Board of Directors may modify, suspend, extend or terminate the program at any time. We expect to fund any additional repurchases under the amended program through cash flow provided by operations or additional borrowings under our primary credit facility. During the nine month period ended December 31, 2011, we repurchased 975,339 shares of our common stock for a total cost of $41.4 million.  Remaining authorization under the amended share repurchase program at February 8, 2012 was $100.5 million.

Debt Obligations

For information with respect to our existing debt obligations with our lenders, as well as the available credit under our existing credit facilities, refer to Note 3: Long-Term Debt in Item 1. Financial Statements.

Commitment and Contingencies

Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $74.8 million as of December 31, 2011.

Letters of credit —We had letters of credit outstanding as of December 31, 2011 totaling $6.8 million. All of these letters of credit were issued pursuant to the terms of our primary credit facility.

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

Receivables, net of valuation allowance — Accounts receivable at December 31, 2011 were $190.6 million, net of a $3.7 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by a contraction in the U.S. economy or other factors beyond our control. Changes in our estimates of collectability could have a material adverse effect on our consolidated financial condition or results of operations.

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

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. We are exposed to market risk in interest rates related primarily to certain of our debt obligations, which as of December 31, 2011, include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of December 31, 2011, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors previously approved a share repurchase program that provides for repurchases of our common stock not to exceed $100.0 million in the aggregate in open-market or privately negotiated transactions.  On February 6, 2012, the Company’s Board of Directors authorized an increase of $70.0 million to such program.  The amended $170.0 million share repurchase program expires September 30, 2013. The following are details of repurchases under this program as in effect for the period covered by this report:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Announced Plan
Purchases from October 1, 2011 through October 31, 2011	54,355	$38.55	54,355	$39,700,640
Purchases from November 1, 2011 through November 30, 2011	104,246	$46.55	104,246	$34,847,885
Purchases from December 1, 2011 through December 31, 2011	80,855	$49.95	80,855	$30,808,976

Total	239,456	$45.88	239,456

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

CONSOLIDATED GRAPHICS, INC.

Dated: February 8, 2012	By:	/s/ Jon C. Biro
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