Form 10-K
period 2012-03-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2012-06-01
CIK 921500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2011 (last business day of Consolidated Graphics, Inc.’s most recently completed second fiscal quarter):

COMMON STOCK, $.01 PAR VALUE—$325,332,344

The number of shares outstanding of the registrant’s common stock as of April 30, 2012:

COMMON STOCK, $.01 PAR VALUE—10,252,319

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on or about August 16, 2012, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Form 10-K.

CONSOLIDATED GRAPHICS, INC.

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2012

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

Company Overview

Consolidated Graphics, headquartered in Houston, Texas, is one of North America’s leading general commercial printing and print-related companies, with 70 printing businesses strategically located across 27 states, Toronto, Prague, and Gero, Japan. Each of our North American printing businesses has a well-established operating history, more than 25 years in most cases. Approximately 95% of our revenues are attributable to our U.S. businesses. Approximately 95% of our long-lived assets are located in the U.S.

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

A consolidation trend in the general commercial printing industry emerged in the 1990’s as owners of printing businesses sought to evaluate exit strategies and address new industry challenges, a trend that has continued to date. The decline in demand for printing services since 2008, caused by the global recession, has further increased the risk for owners of printing companies. In order to limit personal financial risk, increase personal financial liquidity, facilitate retirement goals or obtain access to additional resources that would support the continued growth of their businesses, owners of these printing businesses are increasingly willing to sell their companies to larger, better-capitalized companies. We have been an industry-leader in the consolidation trend since our initial public offering in 1994. We believe that there are very few companies that currently possess the industry knowledge, financial strength and management expertise necessary to acquire such printing businesses effectively.

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

In general, changes in prevailing U.S. economic conditions have and will continue to impact the general commercial printing industry (approximately 95% of our fiscal 2012 revenues were generated in the U.S.). Generally, if weakness in the U.S. economy causes local and national corporations to reduce their spending on advertising and marketing materials, the demand for commercial printing services may be adversely affected. Further compounding a potential decline in demand, competitive pricing pressures may occur and negatively impact the level of sales and profit margins throughout the industry.

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

•             Technology infrastructure

•             Cost structure and sales pricing strategy

•             Financial strength

The ability to provide high-quality customer service is also dependent on production and distribution capabilities, along with the availability of equipment that is appropriate in size and function for a given project. We believe that our broad range of printing capabilities and services, along with our ability to use our geographic footprint to serve customers on local, regional and national levels, gives us a competitive advantage over smaller, local printing companies. Furthermore, the economic advantages created by our purchasing power, advanced technological capabilities and ability to utilize available production capacity throughout our organization, enable our printing businesses to compete more effectively and provide faster turnaround times than many of our competitors. Furthermore, our strong financial position enables us to invest in newer, more efficient technology infrastructure and to make strategic acquisitions, which expands our industry-leading position in terms of locations, capabilities, and services.

Business Strategy

Our overall business strategy is to be the market leader in the commercial printing industry by combining the customer service and responsiveness of well-managed, local printing businesses with the competitive advantages provided by a large national organization. Management at each of our printing businesses maintains responsibility for the day-to-day operations and profitability of their business, while continuing to strengthen and build new customer relationships in their respective markets. At the same time, our printing businesses are supported by the management expertise, purchasing power, technology investments, including technology infrastructure and support, national sales and marketing and other operating advantages that exist because they are part of a large organization.

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

•             Capitalizing on our national presence, international operations and wide range of capabilities, including our technology related offerings (see “Printing Operations — Print-Related Services” below) to pursue sole or preferred-source opportunities with national accounts.

•             Providing information and training to our sales professionals (598 currently) to ensure they are knowledgeable about the complete range of services and capabilities we offer.

Disciplined Acquisition Program — We are actively seeking to grow a leading North American geographic footprint through additional acquisitions of medium and large-sized general commercial printing businesses that generally have an excellent reputation and quality customer base. We may also acquire smaller and/or distressed printing businesses for integration into one of our existing businesses. This type of transaction is commonly referred to as a “tuck-in” acquisition.

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

Leadership Development — Our program to recruit, train and develop recent college graduates as printing sales and management professionals is an integral component of our growth strategy. Participants in our Leadership Development Program follow a curriculum that provides them with technical industry knowledge, coupled with general business, managerial, sales and best practices training. Our Leadership Development Program is unique to the industry, and we believe it is a key factor in our ability to provide a high degree of quality customer service, as well as to provide a pool of talent for future management positions at our printing businesses. As of April 30, 2012 we had 543 employees who were current participants in or graduates of this program, 24 of whom serve as presidents of the printing business at which they are employed, representing 36% of our printing company presidents.

Printing Operations

We currently operate 70 printing businesses strategically located across 27 states, Toronto, Prague, and Gero, Japan (see Item 8. Financial Statements and Supplementary Data — Note 2. — Significant Accounting Policies and Other Information — Geographic Information for additional financial information with respect to our foreign operations). Each printing business is operated as a direct or indirect wholly-owned subsidiary of our Company, except for our printing business in Japan. Our Japanese printing business is a joint venture that is 51% owned by the Company and was established in April 2012. No individual facility accounts for more than 10% of our total revenues. We produce high-quality, custom-designed printed materials for a large base of customers in a broad cross-section of industries, the majority of which are located in the markets where our printing businesses are based.

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

Digital printing is a smaller but rapidly-growing component of the general commercial printing industry that enables high quality, variable data customization (such as personalization by name, relationship or interests) on very short to medium-run projects. We operate a total of 251 digital presses, including 140 high capacity, ultra high quality presses such as HP Indigo, Kodak Nexpress, Xeikon, and Xerox iGen. In addition we operate 5 digital inkjet webpresses, each capable of producing approximately 15 times the output of a traditional digital press.

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

•             Publish

A convenient online solution for businesses to create and print professionally-bound materials in units as low as one, for applications such as customized sales presentations, highly targeted promotional material and brand-building programs.

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

Sales and Marketing

Most of our sales are generated by individual orders through commissioned sales personnel. As of April 30, 2012 we employed 598 sales professionals. In addition to soliciting business from existing and prospective customers, our sales personnel act as liaisons between customers and our production departments and also provide technical advice and assistance to customers throughout the printing process.

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

Customers

Our diverse customer base includes both national and local corporations in North America operating in a wide range of industries, as well as mutual fund companies, advertising agencies, graphic design firms, catalog retailers, direct mail marketers, state and local governments and quasi-governmental agencies, educational institutions, not-for-profit associations, and political campaign organizations. During fiscal 2012, we served approximately 20,000 customers, and our top ten customers accounted for approximately 17% of total sales, with none representing more than 6% individually. We believe that our large and diverse customer base, broad geographic coverage of the U.S. and extensive range of printing and print-related capabilities may lessen our exposure to economic slowdowns or other adverse consequences that may generally affect any particular industry or any particular geographic region. However, because we typically produce a large number of advertising and marketing materials for our customers, to the extent that advertising and marketing spending is reduced during an economic downturn, our level of sales and results of operations may be adversely affected.

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

Suppliers

We purchase raw materials used in the commercial printing process (such as paper, prepress supplies, ink, and boxes) from a number of major North American, as well as many local, suppliers. We are not materially dependent on any one supplier and the raw materials we utilize are generally readily available. We use a two-tiered approach to purchasing in order to maximize the economies associated with our size, while maintaining the local efficiencies and time sensitivity required to meet customer demands. We negotiate master purchasing arrangements centrally with major suppliers and manufacturers to obtain preferential pricing and terms, and then communicate the terms of these arrangements to our individual printing businesses. Each printing business orders goods and services through our major vendors as needed based on the terms set forth in our master purchasing agreements or, when appropriate, purchases locally. We continually monitor market conditions and product developments, and we regularly review the contractual terms of our master purchasing agreements to take advantage of our increasing buying power and maximize the benefits associated with these agreements. We have no material supplier contracts that obligate us to minimum purchase requirements.

We incur significant costs to purchase paper used in the printing process. However, fluctuations in paper pricing generally do not materially impact our operating margins because we typically quote, and subsequently purchase, paper for each specific printing project we are awarded. As a result, changes in paper pricing are typically passed through to customers by our printing businesses. The majority of our paper supply is obtained through merchant distributors. There are relatively few merchants that are considered national in scope in North America, with numerous regional organizations that serve one or more of our printing businesses. We have negotiated master purchasing agreements with certain mills, which produce paper, and certain merchants, who distribute the paper produced by the mills. These agreements typically provide for volume-related discounts and additional periodic rebates based on the total amount of purchases made by our printing businesses from each mill and/or merchant. Certain of our mill suppliers produce a Consolidated Graphics branded paper we named “Inspire”, under arrangements generally similar to our other major vendor agreements. “Inspire” enables us to further leverage our purchasing power and differentiate ourselves to customers in the marketplace. We also purchase “Inspire Earth” paper. This branded paper features the same overall quality characteristics of “Inspire,” except it is Forest Stewardship Council Certified, the global benchmark for responsible forest management, and contains 10% post-consumer waste.

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

Employees

As of April 30, 2012, we had 5,487 employees throughout our organization. Of this total, 504 were employed subject to the terms of various collective bargaining agreements, 342 of which are under collective bargaining agreements that have expired or will expire within one year. We are currently in negotiations for new collective bargaining agreements with unions at four of our printing businesses with expired collective bargaining agreements. We believe that our relations with our employees are generally satisfactory.

Government Regulation and Environmental Matters

Our printing businesses are subject to the environmental laws and regulations of the U.S., Canada, Japan and the European Union, as well as state, provincial and local laws and regulations concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. The commercial printing process generates substantial quantities of inks, solvents and other waste products requiring disposal under the numerous laws and regulations relating to the environment. Our printing businesses typically recycle waste paper and contract for the removal of waste products. We believe we are in material compliance with all applicable air quality, waste disposal and other environmental-related rules and regulations, as well as with other general employee health and safety laws and regulations. We do not anticipate any material future capital expenditures for environmental control facilities. There can be no assurance, however, that future changes in environmental laws and regulations will not have a material effect on our consolidated financial condition or results of operations.

Item 1A. Risk Factors

Our consolidated results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below. You should carefully consider all of these risks.

Fluctuations in the costs of paper, ink, energy, postage and other raw materials may adversely impact us.

Purchases of paper, ink, energy, postage and other raw materials and goods and services represent a large portion of our costs. Any increases in the costs of these items will also increase our costs. Depending on the timing and severity of such increases, we may not always be able to pass these costs on to customers through higher prices. Increases in the costs of these items may also adversely impact our customers’ demand for printing and related services.

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

The efficient operation of our business depends on our information technology infrastructure and management information systems. We generally rely on our management information systems to effectively manage accounting and financial functions, job entry, tracking, production, distribution and cost accumulation and certain purchasing functions. Our information technology infrastructure underlies both our management information systems and our technology-based product offerings. The failure of our information technology infrastructure and/or our management information systems to perform could severely disrupt our business and adversely affect our results of operations. In addition, our information technology infrastructure and/or our management information systems are vulnerable to damage or interruption from natural or man-made disasters, terrorist attacks, computer viruses or hackers, power loss, or other computer systems, internet telecommunications or data network failures. Any such interruption could adversely affect our business and results of operations.

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

We could face significant withdrawal liability if we withdraw from participation in one or more multi-employer pension plans in which we participate.

We participate in various “multi-employer” pension plans for certain of our union employees covered by collective bargaining agreements. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the ordinary course of renegotiating collective bargaining agreements with labor unions that maintain these plans, we may decide to discontinue participation in a plan.  If we withdraw from a plan, the plan will demand that we pay a withdrawal liability as may be required under applicable law.  We can choose to pay the withdrawal liability in a lump sum or in quarterly payments.  We will record such withdrawal liability, calculated as an amount equal to the present value of future payments required to satisfy such liability, as an expense in our consolidated statement of operations and a liability on our consolidated balance sheet at the time of withdrawal.  However, since the withdrawal liability is not fixed until we receive notice of the actual withdrawal liability from the plan administrator, we estimate the withdrawal liability based on the limited information available to us from the plan, which we cannot independently validate.  The information setting forth our actual withdrawal liability, which includes the unfunded vested benefits in the plan, contributions of other participants in the plan, and our contributions, is generally not available until the end of the plan year following the year of withdrawal.

Several of our companies have recently withdrawn from multi-employer pension plans and we have recorded an estimated withdrawal liability for such withdrawals, while a few of our companies continue to participate in such plans.  The actual withdrawal liability may differ significantly from the estimates we recorded at the time of withdrawal, and any difference will be recorded at the time we receive notice of the actual withdrawal liability from the plan administrator.  Some multi-employer plans, including ones in which we participate, are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability, and could affect our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

The Company has no unresolved written comments from the SEC staff regarding its periodic or current reports under the Exchange Act.

Item 2. Properties

As of April 30, 2012, our principal facilities consisted of approximately 6.4 million square feet that contain production, storage and office space, of which approximately 2.5 million square feet is owned and approximately 3.9 million square feet is leased. Certain of the leased facilities, totaling approximately 0.3 million square feet, are leased from former owners and current employees of four of our printing businesses. All other leases are with unaffiliated third parties. We believe our facilities are generally suitable for their present and intended purposes and are adequate for our current level of operations. These facilities are located across 27 states, Toronto, Prague and Gero, Japan.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “CGX.” The following table presents the quarterly high and low sales prices for our common stock for each of the last two fiscal years:

Fiscal 2012—Quarter Ended:	High	Low

June 30, 2011	60.84	49.29
September 30, 2011	57.99	30.52
December 31, 2011	51.60	35.34
March 31, 2012	55.88	44.14

Fiscal 2011—Quarter Ended:	High	Low

June 30, 2010	48.25	34.53
September 30, 2010	47.44	33.71
December 31, 2010	51.69	40.93
March 31, 2011	56.50	48.50

As of April 30, 2012, there were 62 shareholders of record representing approximately 4,593 beneficial owners.

Our Board of Directors previously authorized a $100.0 million share repurchase program. On February 6, 2012, our Board of Directors authorized the purchase of up to an additional $70.0 million of the Company’s common shares under the current share repurchase program. The amended $170.0 million share repurchase program will expire on September 30, 2013, and enables us to repurchase shares of our common stock in open-market purchases, as well as privately negotiated transactions, pursuant to applicable securities regulations, and subject to the terms of our primary credit facility, market conditions and other factors. Our Board of Directors may modify, suspend, extend or terminate the program at any time. We expect to fund any additional repurchases under such program through cash flow provided by operations or additional borrowings under our primary credit facility. The following are details of repurchases under this program for the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Announced Plan
Purchases from January 1, 2012 through January 31, 2012	7,742	$49.85	7,742	$100,423,039
Purchases from February 1, 2012 through February 29, 2012	40,017	$49.78	40,017	$98,430,913
Purchases from March 1, 2012 through March 31, 2012	—	$—	—	$98,430,913

Quarterly Total	47,759	$49.79	47,759

Fiscal 2012 Total	1,023,098	$42.81	1,023,098

(1) All shares were purchased in open-market transactions.

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

Information regarding our Amended and Restated Long-Term Incentive Plan, as amended, as of March 31, 2012 is incorporated by reference from Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

	Year Ended March 31
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Income Statement Data
Sales	$1,045,195	$1,054,040	$990,861	$1,145,146	$1,095,388
Cost of sales	801,088	795,991	770,075	874,711	812,401
Gross profit	244,107	258,049	220,786	270,435	282,987
Selling expenses	90,765	91,626	91,378	105,688	106,952
General and administrative expenses	105,529	95,185	88,091	95,261	78,804
Goodwill impairment charge	1,984	—	6,134	83,324	—
Other charges	18,786	(1,945)	7,210	17,350	—
Other expense (income), net	294	237	357	(809)	(3,064)
Operating income (loss)	26,749	72,946	27,616	(30,379)	100,295
Interest expense, net	6,291	7,612	9,592	14,995	12,020
Income (loss) before taxes	20,458	65,334	18,024	(45,374)	88,275
Income tax expense (benefit)	6,356	23,922	3,936	(5,804)	28,951
Net income (loss)	$14,102	$41,412	$14,088	$(39,570)	$59,324

Earnings (loss) per share
Basic	$1.33	$3.63	$1.26	$(3.55)	$4.76
Diluted	$1.32	$3.57	$1.23	$(3.55)	$4.63

	March 31
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data
Working capital	$71,331	$63,099	$48,364	$109,433	$138,250
Property and equipment, net	377,055	388,681	380,708	430,519	421,347
Goodwill	24,847	27,124	24,226	29,436	102,423
Total assets	681,909	698,483	687,235	765,208	872,663
Long-term debt, net of current portion	140,150	154,161	159,321	287,164	362,448
Total shareholders’ equity	273,701	297,361	269,426	250,464	279,793

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

Overview

Our Company is one of North America’s leading general commercial printing and print-related companies, with 70 printing businesses across 27 states, Toronto, Prague, and Gero, Japan. In connection with our traditional print services, we also provide our customers fulfillment and mailing services, digital technology solutions and e-commerce capabilities.

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

Most of our sales are generated by individual orders through commissioned sales personnel. We predominately recognize revenue from these orders when we deliver the ordered goods and services. To a large extent, continued engagement of our Company by our customers for successive business opportunities depends upon the customers’ satisfaction with the quality of products and services we provide. As such, it is difficult for us to predict with any high degree of certainty the number, size, and profitability of printing services that we expect to provide for more than a few weeks in advance. Our revenues, however, tend to be strongest in the quarter ended December. Revenues tend to be seasonally weaker in the June quarter. Sales from election-related print business tend to be higher every other year, including years in which national elections are held.

Our cost of sales mainly consists of raw materials consumed in the printing process, as well as labor and outside services, such as delivery costs. Paper cost is the most significant component of our materials cost; however, fluctuation in paper pricing generally does not materially impact our operating margins because we typically quote, and subsequently purchase, paper for each specific printing project we are awarded. As a result, changes in paper pricing are typically passed through to customers by our printing businesses. Additionally, our cost of sales includes salary and benefits paid to operating personnel, maintenance, utilities, repair, rental and insurance costs associated with operating our facilities and equipment and depreciation charges.

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

Results of Operations

The following table sets forth our Company’s historical consolidated income statements and certain percentage relationships for the periods indicated:

	Year Ended March 31			As a Percentage of Sales Year Ended March 31
	2012	2011	2010	2012	2011	2010
	(In millions)
Sales	$1,045.2	$1,054.0	$990.9	100.0%	100.0%	100.0%
Cost of sales	801.1	796.0	770.1	76.6	75.5	77.7
Gross profit	244.1	258.0	220.8	23.4	24.5	22.3
Selling expenses	90.7	91.6	91.4	8.7	8.7	9.2
General and administrative expenses	105.5	95.2	88.1	10.1	9.0	8.9
Goodwill impairment charge	2.0	—	6.1	0.3	—	0.6
Other charges	18.8	(1.9)	7.2	1.8	(0.1)	0.7
Other expense	0.3	0.1	0.4	—	—	0.1
Operating income	26.8	73.0	27.6	2.5	6.9	2.8
Interest expense, net	6.3	7.7	9.6	0.6	0.7	1.0
Income before taxes	20.5	65.3	18.0	1.9	6.2	1.8
Income tax expense	6.4	23.9	3.9	0.6	2.3	0.4
Net income	$14.1	$41.4	$14.1	1.3%	3.9%	1.4%

Our sales and expenses during fiscal year 2012 were impacted by the acquisition of the assets of one printing business. In accordance with the acquisition method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. Accordingly, acquisitions affect our financial results in any one year compared to the prior year by the full-year impact of prior year acquisitions (as compared to the partial impact in the prior year) and the partial-year impact of current year acquisitions. This revenue impact is referred to below as the “impact of acquisitions.” We refer to revenue growth or decline, excluding the effect of revenues contributed by acquisitions and election-related business, in the most recent or prior fiscal year as “internal” or “same-store” sales growth or decline.

Analysis of Consolidated Income Statements for Fiscal Year 2012 as Compared to Fiscal Year 2011

Sales for 2012 declined $8.8 million, or 1%, to $1.05 billion. The decline in sales was due to a 1.4% decline in same-store sales, and a decline in election-related business, partially offset by impact of acquisitions.

Gross profit for 2012 declined by $13.9 million, or 5%, to $244.1 million from $258.0 million in 2011 due to lower sales and lower gross profit margins. Gross profit margin (gross profit divided by revenues) declined to 23.4% in 2012 compared to 24.5% in 2011 as a result of a less favorable selling price environment and higher fixed costs as a percentage of revenue, such as facilities and depreciation, due in large part to our technology investments.

Selling expense for 2012 declined $0.9 million, or 1%, to $90.7 million from $91.6 million in 2011. The decrease was attributable to lower sales commissions resulting from lower sales. As a percentage of sales, selling expenses were 8.7% in both years.

General and administrative expenses for 2012 increased $10.3 million, or 11%, to $105.5 million from $95.2 million in 2011. This increase primarily resulted from higher employee costs, and higher depreciation expenses. Both these increases related primarily to technology investments. As a percentage of sales, general and administrative expenses increased to 10.1% in fiscal 2012 compared to 9.0% in fiscal 2011.

A goodwill impairment charge of $2.0 million was recorded for the fiscal year ended March 31, 2012.

Other charges of $18.8 million for 2012 included charges related to multi-employer pension plan withdrawals of $16.8 million and long-lived asset impairment charges of $2.0 million. Other charges for 2011 included a $5.7 million gain resulting from the settlement of litigation for an amount lower than previously recognized, partially offset by a $1.0 million charge for the cost of withdrawing from a multi-employer pension plan and various asset impairment charges.

Other expense and other income consists of foreign currency transaction losses and gains resulting from certain transactions of our Canadian and Czech Republic subsidiaries.

Net interest expense for 2012 declined $1.4 million, or 18%, to $6.3 million from $7.7 million in 2011, due to lower interest rates on fixed rate debt. Total debt declined from $170.1 million at March 31, 2011 to $163.7 million at March 31, 2012.

Income tax expense for 2012 was $6.4 million, reflecting an overall effective income tax rate of 31.1% as compared to an effective tax rate of 36.6% in fiscal 2011. In fiscal 2012, the effects of credits related to income tax uncertainties, due to the expiration of certain statues of limitations, had a larger impact on the effective income tax rate due to lower pre-tax book income.

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

General and administrative expenses for 2011 increased $7.1 million, or 8%, to $95.2 million from $88.1 million in 2010. This increase primarily resulted from increased investments in staff within our information technology group and new software licenses, offset by lower stock based compensation and bad debt expense. As a percentage of sales, general and administrative expenses increased to 9.0% in fiscal 2011 compared to 8.9% in fiscal 2010.

Other charges, which increased operating income, in total, $1.9 million for 2011, includes a $5.7 million gain resulting from the settlement of litigation for an amount lower than previously recognized, partially offset by a $1.0 million charge for the cost of withdrawing from a multi-employer pension plan and various asset impairment charges. The previously disclosed litigation settled an isolated dispute between the Company and the former employer of an existing sales employee.

Other expense and other income consists of foreign currency transaction losses and gains resulting from certain transactions of our Canadian and Czech Republic subsidiaries.

Net interest expense for 2011 declined $1.9 million, or 20%, to $7.7 million from $9.6 million in 2010, due to a lower level of average debt outstanding and lower interest rates on floating rate bank debt. Total debt declined from $181.6 million at March 31, 2010 to $170.1 million at March 31, 2011.

Income tax expense for 2011 was $23.9 million, reflecting an overall effective income tax rate of 36.6% as compared to an effective tax rate of 21.8% in fiscal 2010. In fiscal 2010, the effects of credits for income tax uncertainties, due to the expiration of certain statutes of limitations, and non-deductible expenses had a larger impact on the effective income tax rate due to lower pre-tax book income.

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

	Year Ended March 31
	2012	2011	2010
	(In millions)

Net cash provided by operating activities	$108.2	$101.2	$156.8
Acquisitions of businesses, net of cash acquired	(3.4)	(7.2)	(2.9)
Capital expenditures net of proceeds from asset dispositions	(56.8)	(64.8)	(17.0)
Net payments under bank credit facilities	(14.1)	(5.5)	(104.8)
Net proceeds/(payments) on term equipment notes and other debt	7.9	(8.3)	(31.1)
Payments to repurchase and retire common stock	(43.8)	(27.8)	—
Purchase of remaining interest in consolidated subsidiary	—	—	(5.5)
Proceeds from exercise of stock options, including excess tax benefit	4.3	9.6	1.3

Additionally, our cash position, working capital and debt obligations as of March 31, 2012, 2011 and 2010 are shown below and should be read in conjunction with our consolidated balance sheets and the notes thereto included in Item 8. Financial Statements and Supplementary Data:

	March 31
	2012	2011	2010
	(In millions)

Cash and cash equivalents	$6.1	$3.7	$6.7
Working capital	71.3	63.1	48.4
Total debt	163.7	170.1	181.6

Net cash provided by operating activities increased by $7.0 million for fiscal 2012 compared to fiscal 2011. This increase was due primarily to a decrease in net income and a decrease in deferred income taxes, offset by an increase in other charges and working capital items. Significant changes in working capital include accounts receivable, accounts payable, accrued liabilities and income taxes payable. During fiscal 2012, we placed in service $60.0 million in new technology, equipment and real estate.

We believe that our cash flow provided by operations, combined with new borrowings, will be adequate to cover our fiscal 2013 working capital needs, debt service requirements, common share repurchase program, and planned capital expenditures, including acquisitions of printing businesses.

In May 2011, we acquired the assets of The EGT Group, Inc. located in Detroit, Michigan.

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

Our Board of Directors previously authorized a $100.0 million share repurchase program.  On February 6, 2012, our Board of Directors authorized the purchase of up to an additional $70.0 million of the Company’s common shares under the current share repurchase program. The amended $170.0 million share repurchase program will expire on September 30, 2013, and enables us to repurchase shares of our common stock in open-market purchases, as well as privately negotiated transactions, pursuant to applicable securities regulations, and subject to the terms of our primary credit facility, market conditions and other factors. Our Board of Directors may modify, suspend, extend or terminate the program at any time. We expect to fund any additional repurchases under such program through cash flow provided by operations or additional borrowings under our primary credit facility. During the year ended March 31, 2012, we repurchased 1,023,098 shares of our common stock for a total cost of $43.8 million. Remaining authorization under the amended share repurchase program at May 30, 2012 was $93.2 million.

Debt Obligations

For information with respect to our existing debt obligations with our lenders, as well as the available credit under our existing credit facilities, refer to Item 8. Financial Statements and Supplementary Data — Note 5. — Long-Term Debt.

Contractual Obligations and Other Commitments

As of March 31, 2012, the scheduled maturity of our contractual obligations is as follows (in millions):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Debt obligations(1)	$163.7	$23.6	$125.7	$12.9	$1.5
Operating lease obligations	73.9	18.4	25.9	13.7	15.9

(1)               Includes all long-term debt, including the current portion of long-term debt on the face of the balance sheet as of March 31, 2012.

Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business.

Letters of credit —We had letters of credit outstanding as of March 31, 2012 totaling $6.8 million. All of these letters of credit were issued pursuant to the terms of our primary bank facility, which expires October 6, 2014.

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

Receivables, net of valuation allowance — Accounts receivable at March 31, 2012 were $162.1 million, net of a $3.2 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by a contraction in the U.S. economy or other factors beyond our control. Changes in our estimates of collectability could have a material adverse effect on our consolidated financial condition or results of operations.

Impairment of Goodwill — We evaluate the carrying value of our goodwill as of each fiscal year end, or at any time that management becomes aware of an indication of potential impairment. Under the applicable accounting standards, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of the events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform the first step of the two-step impairment test. In the first step, we determine fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”), multiplied by management’s estimate of an appropriate enterprise value-to-EBITDA multiple for each reporting unit, adjusted for a control premium. Management’s total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on or around the applicable balance sheet date, after considering an appropriate control premium (25% at March 31, 2012, based upon historical transactions in the printing industry). This total Company enterprise value-to-EBITDA multiple is then used as a starting point in determining the appropriate multiple for each reporting unit. If the carrying value of the reporting unit exceeds the estimated fair value of the reporting unit, we must perform a second step to measure the amount of impairment. This second step involves estimating the fair value of identifiable tangible and intangible assets and determining an implied value of goodwill. To the extent the implied value of goodwill is less than the carrying value of goodwill for a particular reporting unit, we are required to record an impairment charge. The process of determining the fair values of assets and liabilities can involve a considerable degree of estimation.

Impairment of long-lived assets — We evaluate long-lived assets, including property, plant and equipment, and intangible assets (other than goodwill and intangible assets with indefinite lives) whenever events or changes in conditions indicate that the carrying value may not be recoverable. The evaluation requires us to estimate future undiscounted cash flows associated with an asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, then the need for impairment exists. Estimating future cash flows requires judgments regarding future economic conditions, demand for services and pricing. Although we believe our estimates are reasonable, significant differences in the actual performance of the asset or group of assets may materially affect our asset values and require an impairment charge in future periods.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. We are exposed to market risk in interest rates related primarily to our debt obligations, which as of March 31, 2012, include $66.9 million of fixed rate debt and $96.8 million of variable rate debt. A 1.0% increase in the interest rate on our variable rate debt would change our interest expense by approximately $1.0 million on an annual basis. The following table sets forth the average interest rate for the scheduled maturities of our debt obligations as of March 31, 2012 ($ in millions):

	2013	2014	2015		2016	2017	Thereafter	Total	Estimated Fair Value At March 31, 2012
Fixed Rate Debt:
Amount	$20.6	$18.5	$13.4		$10.5	$2.4	$1.5	$66.9	$68.0
Average interest rate	3.89%	3.63%	3.68%		3.68%	3.21%	3.29%	3.71%
Variable Rate Debt:
Amount	$3.0	$—	$93.8	(1)	$—	$—	$—	$96.8	$96.8
Average interest rate	.40%	—	2.16		—	—	—	2.11%

(1)    Includes $3.0 million denominated in Canadian dollars.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f) or 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Consolidated Graphics, Inc. and its consolidated subsidiaries (the “Company”); (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2012. The Company’s internal control over financial reporting as of March 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, which issued an attestation report that is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Consolidated Graphics, Inc.:

We have audited the accompanying consolidated balance sheets of Consolidated Graphics, Inc. and subsidiaries (collectively, the Company) as of March 31, 2012 and 2011, and the related consolidated income statements, statements of shareholders’ equity, and statements of cash flows for each of the years in the three-year period ended March 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consolidated Graphics, Inc.’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 1, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

June 1, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Consolidated Graphics, Inc.:

We have audited Consolidated Graphics, Inc.’s (the Company) internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2012 and 2011, and the related consolidated income statements, statements of shareholders’ equity, and statements of cash flows for each of the years in the three-year period ended March 31, 2012, and our report dated June 1, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

June 1, 2012

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31
	2012	2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,065	$3,710
Accounts receivable, net	162,093	171,779
Inventories	54,129	50,888
Prepaid expenses	14,976	13,447
Deferred income taxes	16,552	10,787
Total current assets	253,815	250,611
PROPERTY AND EQUIPMENT, net	377,055	388,681
GOODWILL	24,847	27,124
OTHER INTANGIBLE ASSETS, net	15,623	19,376
OTHER ASSETS	10,569	12,691
	$681,909	$698,483

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$23,596	$15,911
Accounts payable	90,392	90,100
Accrued liabilities	68,496	81,501
Total current liabilities	182,484	187,512
LONG-TERM DEBT, net of current portion	140,150	154,161
OTHER LIABILITIES	31,523	13,820
DEFERRED INCOME TAXES, net	54,051	45,629
Total liabilities	408,208	401,122
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 10,239,819 and 11,072,053 issued and outstanding	102	110
Additional paid-in capital	161,914	170,547
Retained earnings	109,832	123,990
Accumulated other comprehensive income	1,853	2,714
Total shareholders’ equity	273,701	297,361
	$681,909	$698,483

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Year Ended March 31
	2012	2011	2010

SALES	$1,045,195	$1,054,040	$990,861
COST OF SALES	801,088	795,991	770,075
Gross profit	244,107	258,049	220,786
SELLING EXPENSES	90,765	91,626	91,378
GENERAL AND ADMINISTRATIVE EXPENSES	105,529	95,185	88,091
GOODWILL IMPAIRMENT CHARGE	1,984	—	6,134
OTHER CHARGES	18,786	(1,945)	7,210
OTHER EXPENSE	294	237	357
Operating income	26,749	72,946	27,616
INTEREST EXPENSE	6,387	7,713	9,773
INTEREST INCOME	(96)	(101)	(181)
Income before taxes	20,458	65,334	18,024
INCOME TAX EXPENSE	6,356	23,922	3,936
Net income	$14,102	$41,412	$14,088

BASIC EARNINGS PER SHARE	$1.33	$3.63	$1.26
DILUTED EARNINGS PER SHARE	$1.32	$3.57	$1.23

SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	10,592	11,416	11,169
Diluted	10,708	11,598	11,453

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE, March 31, 2009	11,153	$111	$163,131	$87,806	$(584)	$250,464
Net income	—	—	—	14,088	—	14,088
Other comprehensive income — currency translation adjustment, net of tax					1,910	1,910
Total comprehensive income						15,998
Exercise of stock options, including tax benefit	58	1	1,310	—	—	1,311
Share-based compensation expense	—	—	5,031	—	—	5,031
Purchase of remaining interest in a consolidated subsidiary	—	—	(3,378)	—	—	(3,378)
BALANCE, March 31, 2010	11,211	$112	$166,094	$101,894	$1,326	$269,426
Net income	—	—	—	41,412	—	41,412
Other comprehensive income — currency translation adjustment, net of tax					1,388	1,388
Total comprehensive income						42,800
Exercise of stock options, including tax benefit	417	4	9,590	—	—	9,594
Repurchase and retirement of common stock	(556)	(6)	(8,444)	(19,316)	—	(27,766)
Share-based compensation expense	—	—	3,307	—	—	3,307
BALANCE, March 31, 2011	11,072	$110	$170,547	$123,990	$2,714	$297,361
Net income	—	—	—	14,102	—	14,102
Other comprehensive (loss) — currency translation adjustment, net of tax					(861)	(861)
Total comprehensive income						13,241
Exercise of stock options, including tax benefit	191	2	4,249	—	—	4,251
Repurchase and retirement of common stock	(1,023)	(10)	(15,532)	(28,260)	—	(43,802)
Share-based compensation expense	—	—	2,650	—	—	2,650
BALANCE, March 31, 2012	10,240	$102	$161,914	$109,832	$1,853	$273,701

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31
	2012	2011	2010

OPERATING ACTIVITIES

Net income	$14,102	$41,412	$14,088
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	68,506	65,106	67,616
Amortization	3,593	3,574	3,734
Bad debt expense	970	102	974
Goodwill impairment charge	1,984	—	6,134
Other charges	18,786	(1,945)	7,210
Foreign currency (gain) loss	50	87	(422)
Deferred income taxes	2,711	12,059	(6,366)
Share-based compensation expense	2,650	3,307	5,031
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	11,498	2,179	6,191
Inventories	(2,761)	(666)	4,845
Prepaid expenses	(1,528)	(4,021)	8,056
Other assets	2,141	(4,886)	494
Accounts payable and accrued liabilities	(16,161)	(4,814)	30,153
Other liabilities	1,649	(909)	(68)
Income taxes payable	2	(9,422)	9,149
Net cash provided by operating activities	108,192	101,163	156,819

INVESTING ACTIVITIES

Acquisitions of businesses, net of cash acquired	(3,399)	(7,224)	(2,944)
Purchases of property and equipment	(59,965)	(68,752)	(24,195)
Proceeds from asset dispositions	3,209	3,905	7,163
Net cash used in investing activities	(60,155)	(72,071)	(19,976)

FINANCING ACTIVITIES

Proceeds from bank credit facilities	167,021	229,289	161,042
Payments on bank credit facilities	(181,092)	(234,787)	(265,839)
Proceeds from issuance of term equipment notes	24,052	25,508	—
Payments on term equipment notes and other debt	(16,123)	(33,820)	(31,120)
Payments to repurchase and retire common stock	(43,802)	(27,766)	—
Purchase of remaining interest in consolidated subsidiary	—	—	(5,500)
Proceeds from exercise of stock options, including excess tax benefit	4,251	9,594	1,311
Net cash used in financing activities	(45,693)	(31,982)	(140,106)

Effect of exchange rate changes on cash and cash equivalents	11	(141)	242

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,355	(3,031)	(3,021)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,710	6,741	9,762
CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,065	$3,710	$6,741

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

1. BUSINESS

Consolidated Graphics, Inc. (collectively with its consolidated subsidiaries, referred to herein as the “Company”) is a provider of commercial printing and print-related services with 70 printing businesses across 27 states, Toronto, Prague, and Gero, Japan.

The Company’s printing businesses maintain their own sales, customer service, estimating and planning, prepress, production and accounting departments. The Company’s corporate headquarters staff provides support to its printing businesses in such areas as human resources, purchasing, internal financial controls design and management information systems. The Company also maintains centralized treasury, risk management, legal, tax, internal audit and consolidated financial reporting activities.

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

Reclassification and Other Corrections — Certain reclassifications of prior period data have been made to conform to the current period reporting. The Company has previously presented additions to construction-in-process as cash flows used in operating activities in the statement of cash flows until the assets were placed in service, at which point they were reflected as investing activities. The Company has corrected the statement of cash flows to reflect all additions to construction-in-process as investing activities at the time of the related expenditure. As a

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

result of this correction, the revised cash provided by operating activities and cash used in investing activities increased by $4,049 for the fiscal year ended March 31, 2010 as compared to what had been previously reported.

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Pursuant to the Company’s cash management system, the Company deposits cash into its bank accounts as checks written by the Company are presented to the bank for payment. Checks issued by the Company but not presented to the bank for payment are included in accounts payable and totaled $42,993 as of March 31, 2012 and $38,996 as of March 31, 2011.

Revenue Recognition and Accounts Receivable — The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Revenue from distribution services is recognized when the services are provided. Because printed products manufactured for the Company’s customers are customized based upon the customers specifications, product returns are not significant. Revenue is recognized net of sales taxes. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 7% of the Company’s revenues in any of the years ended March 31, 2012, 2011 or 2010. The Company maintains an allowance for doubtful accounts based upon its evaluation of aging of receivables, historical experience and the current economic environment. Accounts receivable in the accompanying consolidated balance sheets are reflected net of allowance for doubtful accounts of $3,246 and $3,657 at March 31, 2012 and 2011, respectively.

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

	March 31
	2012	2011

Raw materials	$24,565	$23,658
Work in progress	21,345	21,815
Finished goods	8,219	5,415
	$54,129	$50,888

Goodwill and Long-Lived Assets — Goodwill totaled $24,847 at March 31, 2012 and represents the excess of the Company’s purchase cost over the fair value of the net identifiable assets acquired, net of previously recorded amortization and impairment charges. Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.

For the year ended March 31, 2012, the Company adopted Accounting Standards Update No. 2011-08 “Intangibles-Goodwill and Other” (Topic 350): Testing for Impairment (“ASU 2011-08”), which permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of the events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is required to perform the first step of the two-step impairment test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value including goodwill. The Company estimates the fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”) multiplied by management’s estimate of an appropriate enterprise value-to-EBITDA multiple for each reporting unit, adjusted for a control premium. Management’s total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on or around the applicable balance sheet date, after considering an appropriate control premium (25% at March 31, 2012, based upon historical transactions in the printing industry). If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

indication of impairment and the second step is performed to measure the amount of impairment. The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangible assets as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill in the “proforma” business combination accounting described above exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. A recognized impairment loss cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. The Company recognized a non-cash, pre-tax impairment charge to its goodwill in the amount of $1,984 for the year ended March 31, 2012 and $6,134 for the year ended March 31, 2010. Tax benefits totaling $774 in 2012 and $2,392 in 2010 were recorded in connection with these impairments.

Goodwill is as follows:

	Year Ended March 31
	2012	2011	2010

Beginning balance, gross	$240,524	$237,626	$236,702
Accumulated impairments	(213,400)	(213,400)	(207,266)
Beginning balance, net	27,124	24,226	29,436
Acquisitions	(102)	2,546	—
Foreign exchange translation	(191)	352	924

Impairment charges	(1,984)	—	(6,134)

Ending balance	$24,847	$27,124	$24,226

The Company compares the carrying value of long-lived assets, including property, plant and equipment and intangible assets (other than goodwill or intangible assets with indefinite lives), to projections of future undiscounted cash flows attributable to such assets whenever events or changes in conditions indicate the carrying value may not be recoverable. In the event that the carrying value of any long-lived asset exceeds the projection of future undiscounted cash flows attributable to such asset, the Company records an impairment charge against income equal to the excess, if any, of the carrying value over the asset’s fair value. The Company recorded impairments of $2,016 in 2012, $1,205 in 2011 and $3,973 in 2010, which are included in other charges in the consolidated income statements.

The net book value of other intangible assets at March 31, 2012 was $15,623. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions and are generally amortized on a straight-line basis over periods of between 5 and 25 years. Such assets are evaluated for recoverability with other long-lived assets as discussed above. Amortization expense totaled $3,593 in 2012, $3,574 in 2011 and $3,734 in 2010. The Company’s future amortization expense by fiscal year is as follows:

	2013	2014	2015	2016	2017

Amortization expense	$3,585	$3,252	$3,252	$2,148	$954

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

Accrued Liabilities — The significant components of accrued liabilities are as follows:

	March 31
	2012	2011

Compensation and benefits	$26,920	$32,095
Advances from customers	10,066	10,731
Other(1)	17,815	23,550
Manufacturing materials and services	9,136	9,943
Sales, property and other taxes	4,559	5,182
	$68,496	$81,501

(1) Other accrued liabilities include accrued self-insurance claims for certain insurance programs. None of the individual items in other accrued liabilities at March 31, 2012 and 2011 were individually greater than 5% of total current liabilities in those years.

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

Supplemental Cash Flow Information — The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. The Company paid cash for interest totaling $6,389, $7,797 and $9,636 for the years ended March 31, 2012, 2011 and 2010, respectively. The Company paid cash for income taxes, net of refunds, totaling $2,857 and $17,521 for the years ended March 31, 2012 and 2011, respectively. The Company received an income tax refund, net of taxes paid, totaling $7,036 for the year ended March 31, 2010.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

Other Information

Earnings Per Share — Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares, dilutive stock options and restricted stock unit awards outstanding using the treasury stock method. Earnings per share are set forth below:

	Year Ended March 31
	2012	2011	2010

Numerator:
Net income	$14,102	$41,412	$14,088
Denominator:
Weighted average number of common shares outstanding	10,591,642	11,416,002	11,168,665
Dilutive options and awards	115,886	182,146	284,720
Diluted weighted average number of common shares outstanding	10,707,528	11,598,148	11,453,385
Net earnings per share
Basic	$1.33	$3.63	$1.26
Diluted	$1.32	$3.57	$1.23

Diluted net earnings per share take into consideration the dilutive effect of certain unvested restricted stock unit awards and unexercised stock options. For the years ended March 31, 2012, 2011 and 2010, options to purchase 866,300, 881,341 and 1,093,987 shares of common stock, respectively, were outstanding but not included in the computation of diluted net earnings per share because the inclusion would have an anti-dilutive effect.

Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the recorded values of its variable rate debt obligations, which totaled $96,793 and $111,249 at March 31, 2012 and 2011, respectively, approximated their fair values. The Company believes that the recorded values of its fixed rate debt obligations, which totaled $66,953 and $58,823 at March 31, 2012 and 2011, respectively, approximated their fair values. Estimates of fair value are based on estimated interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.

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

Foreign Currency — Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at period-end exchange rates. Income and expense items are translated at the average monthly exchange rates. The effects of period-end translation are included as a component of Accumulated Other Comprehensive Income (Loss) in the consolidated statements of shareholders’ equity. The net foreign currency transaction loss related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency totaled $294, $237 and $357 in fiscal 2012, 2011 and 2010, respectively, and is recorded in Other Expense on the consolidated income statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

Accumulated Other Comprehensive Income (Loss) — Accumulated Other Comprehensive Income (Loss) is comprised of foreign currency translation adjustments.

Geographic Information — Revenues of the Company’s subsidiaries operating outside the United States were $58,041, $55,956 and $49,980 in fiscal 2012, 2011 and 2010, respectively, and long-lived assets were $36,233 and $35,700 as of March 31, 2012 and 2011, respectively.

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

In fiscal 2012, the Company paid cash totaling $3,162 and assumed liabilities totaling $3,142 to acquire the assets of one printing business and $237 to satisfy liabilities in connection with a prior year acquisition.

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

The following is a summary of the Company’s property and equipment and their estimated useful lives:

	March 31		Estimated Life
Description	2012	2011	in Years

Land	$15,717	$15,786	—
Buildings and leasehold improvements	134,297	125,066	5-30
Machinery and equipment	610,770	582,702	3-20
Computer equipment and software	58,182	41,138	2-5
Furniture, fixtures and other	21,738	40,083	2-7
	840,704	804,775
Less—accumulated depreciation	(463,649)	(416,094)
	$377,055	$388,681

Depreciation expense related to the Company’s property and equipment totaled $68,855 in 2012, $65,323 in 2011 and $66,427 in 2010.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

5. LONG-TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	March 31
	2012	2011

Bank credit facilities	$93,793	$108,049
Term equipment notes	65,310	57,180
Other	4,643	4,843
	163,746	170,072
Less—current portion	(23,596)	(15,911)
	$140,150	$154,161

The Company’s current credit agreement (the “Credit Agreement”) provides up to $285,000 in revolving credit and has a maturity date of October 6, 2014. At March 31, 2012, outstanding borrowings under the Credit Agreement were $85,000 and accrued interest at a weighted average rate of 2.1%.

Under the terms of the Credit Agreement the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. In order to repurchase Company common stock under the terms of the Credit Agreement, the Company must (1) demonstrate compliance on a proforma basis, giving effect to such repurchase with the financial covenants set forth in the Credit Agreement, and (2) have a Leverage Ratio (Debt divided by EBITDA, as defined in the Credit Agreement) not exceeding 2.50 to 1.00 on a proforma basis after giving effect to such repurchase. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. The collateral also secures, on a pari passu basis, the obligations under the A&B Credit Facility and the Auxiliary Bank Facilities described below. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either LIBOR plus a margin of 1.375% to 2.75%, or an alternate base rate (based upon the greater of (i) the administrative agent bank’s prime lending rate, (ii) the sum of the LIBOR rate for a one-month interest period plus 1.50% or (iii) the sum of the Federal Funds effective rate plus 0.5% per annum) plus a margin of 0.0% to 1.25%. The Company is also required to pay an annual commitment fee ranging from 0.25% to 0.5% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At March 31, 2012, the applicable margin on LIBOR based loans was 1.875%, the applicable margin on alternative base rate loans was 0.375% and the applicable commitment fee was 0.25%.

The Company is subject to certain covenants and restrictions, including limitations on additional indebtedness it may incur in the future, and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at March 31, 2012. In the event the Company is unable to remain in compliance with the Credit Agreement covenants and financial tests contained in the Credit Agreement in the future, the Company’s lenders would have the right to declare it in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event the Company was unable to obtain a waiver from its lenders or renegotiate or refinance these obligations, a material adverse effect on the ability of the Company to conduct its operations in the ordinary course would likely result.

The Company also maintains a secured credit facility (the “A&B Credit Facility”) which provides revolving credit for its Canadian subsidiary, Annan & Bird Lithographers, Inc., available for both U.S. dollar and Canadian dollar loans not to exceed in the aggregate $25,000 (U.S. equivalent). At March 31, 2012, outstanding borrowings were $5,008 (U.S. equivalent) which accrued interest at a weighted average rate of 2.8%. The A&B Credit Facility contains many of the same covenants and restrictions contained in the Credit Agreement. Additionally, a default by the Company under the Credit Agreement constitutes a default under the A&B Credit Facility and vice versa.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”). Each Auxiliary Bank Facility is secured and has a maximum borrowing capacity of $5,000. One facility expires in December 2012 while the other facility expires in October 2014. At March 31, 2012, outstanding borrowings under the Auxiliary Bank Facilities totaled $3,785 and accrued interest at a weighted average rate of 2.2%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in December 2012, such borrowings are classified as long-term debt in the accompanying condensed consolidated balance sheet at March 31, 2012. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.

At March 31, 2012, outstanding borrowings under term equipment notes totaled $65,310 and carried interest rates between 2.8% and 4.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to seven years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. Most of the term equipment notes cross-default to the events of default set forth in the Credit Agreement.

At March 31, 2012, other debt obligations totaled $4,643 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

As of March 31, 2012, the Company’s available credit under existing credit facilities was $219,444.

The principal payment requirements by fiscal year under the Company’s debt obligations referenced above are:

	2013	2014	2015	2016	2017	Thereafter

Debt obligations	$23,596	$18,530	$107,179	$10,571	$2,385	$1,485

6. INCOME TAXES

Income before income taxes for the years ended March 31 were as follows:

	Year Ended March 31
	2012	2011	2010

Domestic	$10,759	$54,138	$10,160
Foreign	9,699	11,196	7,864
Income before taxes	$20,458	$65,334	$18,024

The provision for income taxes is comprised of the following:

	Year Ended March 31
	2012	2011	2010

Current
Federal	$1,206	$7,909	$8,098
State	96	1,406	837
Foreign	2,382	2,455	1,617
Current income taxes	3,684	11,770	10,552

Deferred
Federal	2,613	9,785	(5,548)
State	255	2,215	(1,552)
Foreign	(196)	152	484
Deferred income taxes	2,672	12,152	(6,616)
Income tax expense	$6,356	$23,922	$3,936

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

The provision for income taxes differs from an amount computed at the federal statutory rate as follows:

	Year Ended March 31
	2012	2011	2010

Provision at the federal statutory rate	$7,160	$22,866	$6,309
Non-deductible expenses	971	1,309	961
Adjustment to unrecognized tax benefits	(581)	(1,294)	(1,007)
State income taxes, net of federal income tax effect	364	2,590	(505)
Foreign income taxed at other rates	(1,214)	(1,383)	(651)
Benefit of domestic production deduction	(64)	(525)	(645)
Other	(280)	359	(526)
Income tax expense	$6,356	$23,922	$3,936

At March 31, 2012 and 2011, a current income tax receivable of $4,749 and $2,907 was included in prepaid expenses, primarily relating to federal and state overpayments for 2012 and federal, state and foreign overpayments for 2011.

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts as measured based on enacted tax laws and regulations. As of March 31, 2012 and 2011, the Company had tax benefits relating to various state net operating losses and other tax credit carryforwards, net of federal benefit, of $3,625 and $3,156. The losses and credits expire in years 2012 through 2031. The Company records a valuation allowance, when appropriate, to adjust deferred tax asset balances to the amount the Company expects to realize. The Company considers the history of taxable income and expectations of future taxable income, among other factors, in assessing the potential need for a valuation allowance. As of March 31, 2012 and 2011, a valuation allowance of ($2,538) and ($2,037) was recorded related to certain deferred tax assets.

Deferred U.S. income taxes and foreign withholding taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in foreign subsidiaries, because such excess is considered to be permanently reinvested in those operations. If earnings were repatriated, the Company would need to accrue and pay taxes. The Company has no intention of repatriating earnings. At March 31, 2012, approximately $3,849 of U.S. taxes and foreign withholding taxes would be due if the aggregate unremitted earnings of $37,705 were distributed.

The components of deferred income tax assets and liabilities are as follows:

	March 31
	2012	2011
Deferred income tax assets
Goodwill and intangibles(1)	$21,096	$23,293
Litigation reserve	78	67
Compensation and benefit accruals	12,172	5,132
Stock based compensation	6,892	6,188
Other liabilities(1)	2,932	3,630
Net operating losses and credits(1)	3,625	3,156
Accounts receivable and inventories	452	586
Other	—	453
Total deferred income tax assets	47,247	42,505
Valuation allowance(1)	(2,538)	(2,037)
Net deferred income tax assets	$44,709	$40,468

Deferred income tax liabilities
Property and equipment	$79,166	$73,671
Prepaid expenses(2)	2,696	1,639
Other(2)	346	—
Total deferred income tax liabilities	$82,208	$75,310

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

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

As of March 31, 2012, the balance of unrecognized tax benefits was $12,290. Of the unrecognized tax benefits at March 31, 2012, $11,667, if recognized, would decrease the Company’s effective income tax rate and increase net income. The unrecognized tax benefits relate to certain tax deductions claimed on federal and state tax returns for which the ultimate outcome is uncertain.

In the year ended March 31, 2012, the reserve for unrecognized tax benefits declined $1,529.  Of this amount, $2,848 resulted in a net decrease in tax expense.  The decrease in the reserve for unrecognized tax benefits in fiscal year 2012 primarily relates to deductions claimed on the federal and state tax returns for which the ultimate outcome is uncertain, more than offset by reserve releases due to the expiration of various statutes of limitations.  During fiscal year 2011, the reserve for unrecognized tax benefits declined $910.  Of this amount, $1,294 resulted in a net decrease in tax expense.  The decrease in the reserve for unrecognized tax benefits in fiscal year 2011 primarily relates to deductions claimed on the federal and state tax returns for which the ultimate outcome is uncertain, more than offset by reserve releases due to the expiration of various statutes of limitations.

The Company’s federal income tax returns for the tax years after 2008 remain subject to examination. The various states in which the Company is subject to income tax are generally open for the tax years after 2007.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. For the year-ended March 31, 2012, the Company recognized an increase in interest expense of $36. Accrued interest and penalties of $1,826 and $1,790 relate to income tax uncertainties that were recognized as a component of other noncurrent liabilities at March 31, 2012 and March 31, 2011, respectively.

The Company’s unrecognized tax benefit activity for the fiscal year ended March 31, 2012 and March 31, 2011, was as follows:

	March 31
	2012	2011
Unrecognized tax benefit at beginning of year	$13,819	$14,729
Decreases for tax positions in prior periods	(202)	(238)
Additions for tax positions in current periods	1,539	1,798
Settlements/audits	—	(338)
Lapse of statute of limitations	(2,866)	(2,132)
Unrecognized tax benefit at end of year	$12,290	$13,819

7. COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company has entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of its business. The Company incurred total operating lease expense of $19,721, $19,604 and $19,927 for the years ended March 31, 2012, 2011 and 2010, respectively.

The Company’s future operating lease obligations by fiscal year are as follows:

	2013	2014	2015	2016	2017	Thereafter

Operating lease obligations	$18,367	$15,409	$10,478	$8,225	$5,511	$15,883

Letters of Credit — The Company had letters of credit outstanding as of March 31, 2012 totaling $6,763.  All of these letters of credit were issued pursuant to the terms of the Company’s Credit Agreement, which expires in October 2014.

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

Tax Matters — The Company is subject to examination by tax authorities for varying periods in various taxing jurisdictions. During the course of such examinations disputes occur as to matters of fact and/or law. Also, in most taxing jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding the taxing authority from conducting an examination of the tax period for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

8. SHARE-BASED COMPENSATION

Pursuant to the Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (as amended, the “Plan”), employees of the Company and members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock, restricted stock unit awards or other forms of equity-based compensation. Options granted pursuant to the Plan include incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options. Options previously granted under the Plan were at a strike price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to ten years. Unvested options generally are cancelled on termination of employment and vested options generally expire shortly after termination of employment. Otherwise, options expire after final vesting at the end of a fixed period generally not in excess of an additional five years. At March 31, 2012, a total of 1,557,168 common shares were reserved for issuance pursuant to the Plan, of which 214,701 shares of the Company’s common stock were available for future grants. Of the 214,701 shares available for future grants, 37,500 shares may be granted as restricted stock unit awards.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

The following table sets forth stock option and restricted stock unit award transactions under the Plan in terms of underlying shares of the Company’s common stock:

	For the Years Ended March 31
	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at April 1	1,422,550	$43.62	1,842,820	$37.61	1,829,151	$37.85
Granted	127,500	48.84	27,500	42.62	90,000	17.38
Exercised	(190,864)	24.50	(417,047)	16.10	(58,341)	20.19
Forfeited or expired	(16,719)	41.87	(30,723)	48.68	(17,990)	34.98
Outstanding at March 31	1,342,467	46.58	1,422,550	43.62	1,842,820	37.61
Exercisable at March 31	864,768	47.69	871,158	43.90	1,105,313	33.99

For fiscal 2012, the number of shares exercised includes vesting of 22,292 restricted stock unit awards and the number of shares outstanding at year-end includes 16,667 unvested restricted stock unit awards. For fiscal 2011, the number of shares granted includes 12,500 restricted stock unit awards having an aggregate fair value at date of grant of $529, the number of shares exercised includes vesting of 18,124 restricted stock unit awards and the number of shares outstanding at year-end includes 38,959 unvested restricted stock unit awards.  For fiscal 2010, the number of shares granted includes 25,000 restricted stock unit awards having an aggregate fair value at date of grant of $331, the number of shares exercised includes vesting of 9,792 restricted stock unit awards and the number of shares outstanding at year-end includes 44,583 unvested restricted stock unit awards.  For fiscal 2012, 2011 and 2010, the weighted average exercise price of shares granted, exercised and outstanding is based solely on stock option grants and exercises and excludes the restricted stock unit awards which have no exercise price component.

The total fair value of options and restricted stock unit awards which vested was $4,470, $4,291 and $3,779 for the years ended March 31, 2012, 2011 and 2010, respectively. The aggregate intrinsic value of options and restricted stock unit awards outstanding was $7,690, $18,708 and $20,587 for the years ended March 31, 2012, 2011 and 2010, respectively. The aggregate intrinsic value of options and restricted stock unit awards exercised was $5,790, $9,695 and $1,222 for the years ended March 31, 2012, 2011 and 2010, respectively.

The weighted average grant date fair value of stock options granted during the three years ended March 31, 2012, all of which were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes-Merton pricing model (“Black-Scholes”) are as follows:

	Year Ended March 31
	2012	2011	2010

Weighted average fair value per share of option grants during the year	$25.18	$21.51	$8.85
Assumptions:
Expected option life in years	6.5	6.5	6.5
Risk-free interest rate	0.96%	1.41%	2.3%
Expected volatility	52.9%	50.6%	49.2%
Expected dividend yield	—	—	—

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

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

Outstanding and exercisable stock options and restricted stock unit awards at March 31, 2012 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Shares	Weighted Average Exercise Price
Stock Options
$ 5.00 – $20.00	186,000	$16.54	5.2	75,000	$15.50
$20.01 – $30.00	50,000	23.00	1.4	50,000	23.00
$30.01 – $40.00	12,500	35.79	9.4	—	—
$40.01 – $50.00	98,033	41.62	4.3	76,033	41.55
$50.01 – $60.00	972,987	54.06	5.7	657,987	53.81
$60.01 – $70.00	6,280	63.65	5.1	5,748	63.44
	1,325,800	46.58	5.4	864,768	47.69
Restricted stock unit awards	16,667		—	—
Outstanding at March 31, 2012	1,342,467		5.4	864,768

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

The Company recorded $2,650 of share-based compensation expense for the year ended March 31, 2012. The after-tax impact to net income was $1,617, and the impact to both basic and diluted earnings per share was $.15 in fiscal 2012. The Company recorded $3,307 of share-based compensation expense for the year ended March 31, 2011. The after-tax impact to net income was $2,017, and the impact to basic earnings per share was $.18 and diluted earnings per share was $.17 in fiscal 2011. For the year ended March 31, 2010, the Company recorded $5,031 of share-based compensation expense. The after-tax impact to net income was $3,069, and the impact to both basic and diluted earnings per share was $.27 in fiscal 2010.

As of March 31, 2012, $3,855 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 1.7 years.

9. MULTI-EMPLOYER PENSION PLANS

The Company participates in multi-employer pension plans for certain of its union employees covered by collective bargaining agreements. Amounts expensed in the financial statements equal the contributions made to the pension plans during the year. Total contributions to the multi-employer pension plans were $446 in fiscal 2012, $771 in fiscal 2011, and $850 in fiscal 2010.  Total contributions to individually insignificant multi-employer pension plans were $366 in fiscal 2012, $679 in fiscal 2011 and $757 in fiscal 2010.

The only individually significant plan in which the Company participates is the GCC/IBT National Pension Fund (“the Plan”). The EIN/Pension Plan Numbers are M0240019, M0240035, M5050077 and M5050185. The most recent Pension Protection Act zone status for the Plan in 2012 and 2011 is red. The zone status is based on the Plan’s year end, not the Company’s year end. The zone status is based on information that the Company received from the Plan and is certified by the Plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded.  The Plan is under a rehabilitation plan that has been implemented and a surcharge has been imposed on the Plan.  The collective bargaining agreements requiring participation in the Plan expire on April 30, 2012 and April 30, 2013.

Contributions for M0240019 totaled $28, $27 and $36 in the fiscal 2012, 2011 and 2010, respectively.  Contributions for M0240035 totaled $18, $21 and $22 in fiscal 2012, 2011 and 2010, respectively.  Contributions for M5050077 totaled $21, $30 and $24 in fiscal 2012, 2011 and 2010, respectively.  Contributions for M5050185 totaled $13, $14 and $11 in fiscal 2012, 2011 and 2010, respectively.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

In addition to regular contributions, the Company could be obligated to pay additional amounts, known as a withdrawal liability, if a multi-employer pension plan has unfunded vested benefits and the Company decreases or ceases participation in the plan.  In fiscal 2012 and 2011, the Company accrued $16,769 and $1,042, respectively, for the present value of the liabilities for withdrawing from certain multi-employer pension plans.  The final calculation of the withdrawal liability recognized in fiscal 2012 is pending finalization of certain plan year related data and is therefore subject to adjustment.

10. SUPPLEMENTAL SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

The following table contains selected unaudited quarterly financial data from the unaudited consolidated income statements for each quarter of fiscal 2012 and 2011. The Company believes this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal annual earnings per share.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

Fiscal 2012
Sales	$243,352		$267,401		$283,891		$250,551
Gross profit	55,759		63,345		69,922		55,081
Net income (loss)	1,585	(1)	7,535	(2)	10,834		(5,852	)(3)
Basic earnings (loss) per share	.14		.70		1.05		(.57)
Diluted earnings (loss) per share	.14		.69		1.04		(.57)

Fiscal 2011
Sales	$236,717		$260,106		$299,111		$258,106
Gross profit	54,451		62,154		76,814		64,630
Net income	6,841	(4)	8,054	(5)	17,569	(6)	8,948	(7)
Basic earnings per share	.60		.70		1.53		.79
Diluted earnings per share	.59		.69		1.50		.78

(1)          Includes $2,904 other charges, net of taxes.

(2)          Includes $390 other charges, net of taxes.

(3)          Includes $8,238 other charges, net of taxes.

(4)   Includes ($2,552) other charges, net of taxes.

(5)         Includes $438 other charges, net of taxes.

(6)          Includes $605 other charges, net of taxes.

(7)          Includes $323 other charges, net of taxes.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

The information called for by “Item 10. Directors, Executive Officers and Corporate Governance,” “Item 11. Executive Compensation,” “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” “Item 13. Certain Relationships and Related Transactions, and Director Independence” and “Item 14. Principal Accountant Fees and Services” is incorporated by reference herein from the Company’s Proxy Statement for its Annual Meeting of Shareholders (presently scheduled to be held August 16, 2012) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after March 31, 2012.

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

(a)(3) Exhibits:

*3.1	—	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*3.2	—	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10- Q (June 30, 1998), Exhibit 3.1).
*3.3	—	Third Amended and Restated By-Laws of the Company, adopted effective as of January 1, 2010 (Consolidated Graphics, Inc. Form 8-K (November 2, 2009), Exhibit 99.1).
*3.4	—	First Amendment to the Third Amended and Restated By-Laws of the Company (Consolidated Graphics, Inc. Form 8-K (February 5, 2010), Exhibit 3.1).
*4.1	—	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*10.1	—	Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (Consolidated Graphics, Inc. Form 10-Q (June 30, 2008), Exhibit 10.5).+
*10.2	—	First Amendment to the Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (Consolidated Graphics, Inc. Form 10-K (March 31, 2010), Exhibit 10.2). +
*10.3	—

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

*10.6	—	Form of Indemnification Agreement for directors and executive officers (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 10.1).
*10.7	—	Form of First Amendment to Indemnification Agreement for directors and executive officers (Consolidated Graphics, Inc. Form 10-Q (December 31, 2008), Exhibit 10.4).

*10.8	—

Credit Agreement dated August 20, 2010 between the Company, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc. as co-lead arranger and sole book runner, Wells Fargo Bank, National Association, as syndication agent and co-lead arranger, and the lenders and guarantors party thereto (Consolidated Graphics, Inc. Form 8-K (August 20, 2010), Exhibit 10.1).

*10.9	—	Form of Non-Employee Director Non-Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.13).+
*10.10	—	Form of Employee Incentive Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.14).+
*10.11	—	Form of Employee Non- Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.15).+
*10.12	—	Form of Restricted Stock Unit Agreement (Consolidated Graphics, Inc. Form 8-K (June 14, 2007), Exhibit 10.1).+
*10.13	—	Consolidated Graphics, Inc. Annual Incentive Compensation Plan, dated effective as of April 1, 2008 (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.2).+
*10.14	—	Form of Annual Incentive Award Agreement for Executives (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.3).+
21	—	List of Subsidiaries.
23	—	Consent of KPMG LLP.
24	—	Powers of Attorney.
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*            Incorporated by reference.

+            Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Year	Amount Charged to Expense	Utilization of Reserve (Net of Recoveries)	Balance at End of Year

Allowance for Doubtful Accounts
Year Ended March 31, 2012	$3,657	$970	$(1,381)	$3,246
Year Ended March 31, 2011	4,348	102	(793)	3,657
Year Ended March 31, 2010	6,556	974	(3,182)	4,348

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Consolidated Graphics, Inc.:

Under date of June 1, 2012, we reported on the consolidated balance sheets of Consolidated Graphics, Inc. and subsidiaries (collectively, the Company) as of March 31, 2012 and 2011, and the related consolidated income statements, statements of shareholders’ equity, and statements of cash flows for each of the years in the three-year period ended March 31, 2012, which are included in Item 8 of this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II — Valuation and Qualifying Accounts, included herein. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Houston, Texas

June 1, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Houston, State of Texas on the 1st day of June, 2012.

CONSOLIDATED GRAPHICS, INC.

By:	/s/ Joe R. Davis
Joe R. Davis
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe R. Davis	Chief Executive Officer and Director
Joe R. Davis	(Principal Executive Officer)	June 1, 2012

/s/ Jon C. Biro	Executive Vice President, Chief Financial and Accounting Officer and Secretary (Principal Financial and Accounting Officer)	June 1, 2012
Jon C. Biro

/s/ LARRY J. ALEXANDER*	Director
Larry J. Alexander

/s/ BRADY F. CARRUTH*	Director
Brady F. Carruth

/s/ GARY L. FORBES*	Director
Gary L. Forbes

/s/ JAMES H. LIMMER*	Director
James H. Limmer

/s/ TODD A. REPPERT*	Director
Todd A. Reppert

* By:	/s/ Joe R. Davis	June 1, 2012
Joe R. Davis
Attorney-in-Fact

Exhibit Index

(a)(3) Exhibits:

*3.1	—	Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on July 27, 1994 (Consolidated Graphics, Inc. Form 10-Q (June 30, 1994), Exhibit 4(a)).
*3.2	—	Articles of Amendment to the Restated Articles of Incorporation of the Company dated as of July 29, 1998 (Consolidated Graphics, Inc. Form 10- Q (June 30, 1998), Exhibit 3.1).
*3.3	—	Third Amended and Restated By-Laws of the Company, adopted effective as of January 1, 2010 (Consolidated Graphics, Inc. Form 8-K (November 2, 2009), Exhibit 99.1).
*3.4	—	First Amendment to the Third Amended and Restated By-Laws of the Company (Consolidated Graphics, Inc. Form 8-K (February 5, 2010), Exhibit 3.1).
*4.1	—	Specimen Common Stock Certificate (Consolidated Graphics, Inc. Form 10-K (March 31, 1998), Exhibit 4.1).
*10.1	—	Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (Consolidated Graphics, Inc. Form 10-Q (June 30, 2008), Exhibit 10.5).+
*10.2	—	First Amendment to the Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (Consolidated Graphics, Inc. Form 10-K (March 31, 2010), Exhibit 10.2). +
*10.3	—

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

*10.6	—	Form of Indemnification Agreement for directors and executive officers (Consolidated Graphics, Inc. Form 10-Q (June 30, 2004), Exhibit 10.1).
*10.7	—	Form of First Amendment to Indemnification Agreement for directors and executive officers (Consolidated Graphics, Inc. Form 10-Q (December 31, 2008), Exhibit 10.4).
*10.8	—

Credit Agreement dated August 20, 2010 between the Company, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc. as co-lead arranger and sole book runner, Wells Fargo Bank, National Association, as syndication agent and co-lead arranger, and the lenders and guarantors party thereto (Consolidated Graphics, Inc. Form 8-K (August 20, 2010), Exhibit 10.1).

*10.9	—	Form of Non-Employee Director Non-Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.13).+
*10.10	—	Form of Employee Incentive Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.14).+
*10.11	—	Form of Employee Non- Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.15).+
*10.12	—	Form of Restricted Stock Unit Agreement (Consolidated Graphics, Inc. Form 8-K (June 14, 2007), Exhibit 10.1).+
*10.13	—	Consolidated Graphics, Inc. Annual Incentive Compensation Plan, dated effective as of April 1, 2008 (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.2).+
*10.14	—	Form of Annual Incentive Award Agreement for Executives (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.3).+
21	—	List of Subsidiaries.
23	—	Consent of KPMG LLP.
24	—	Powers of Attorney.
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*            Incorporated by reference.

+            Compensatory plan or arrangement under which executive officers or directors of the Company may participate.