Form 10-Q
period 2012-06-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2012-08-08
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at July 31, 2012 was 10,026,253.

CONSOLIDATED GRAPHICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	March 31,
	2012	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,138	$6,065
Accounts receivable, net	153,254	162,093
Inventories	56,515	54,129
Prepaid expenses	14,960	14,976
Deferred income taxes	16,579	16,552
Total current assets	249,446	253,815
PROPERTY AND EQUIPMENT, net	374,729	377,055
GOODWILL	24,768	24,847
OTHER INTANGIBLE ASSETS, net	14,579	15,623
OTHER ASSETS	8,684	10,569
	$672,206	$681,909

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$26,238	$23,596
Accounts payable	88,436	90,392
Accrued liabilities	65,737	68,496
Total current liabilities	180,411	182,484
LONG-TERM DEBT, net of current portion	140,665	140,150
OTHER LIABILITIES	34,300	31,523
DEFERRED INCOME TAXES, net	53,081	54,051
Total liabilities	408,457	408,208
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 9,976,253 and 10,239,819 issued and outstanding	99	102
Additional paid-in capital	158,256	161,914
Retained earnings	105,826	109,832
Accumulated other comprehensive income (loss)	(432)	1,853
Total shareholders’ equity	263,749	273,701
	$672,206	$681,909

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 30
	2012	2011
SALES	$238,310	$243,352
COST OF SALES	187,968	189,211
Gross profit	50,342	54,141
SELLING EXPENSES	23,799	22,602
GENERAL AND ADMINISTRATIVE EXPENSES	24,503	23,282
OTHER CHARGES	1,669	4,641
OTHER EXPENSE (INCOME)	(123)	33
Operating income	494	3,583
INTEREST EXPENSE, NET	1,500	1,558
Income (loss) before taxes	(1,006)	2,025
INCOME TAX EXPENSE (BENEFIT)	(558)	440
Net income (loss)	$(448)	$1,585

BASIC EARNINGS (LOSS) PER SHARE	$(.04)	$.14
DILUTED EARNINGS (LOSS) PER SHARE	$(.04)	$.14

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED TO COMPUTE EARNINGS PER SHARE
Basic	10,172	11,045
Diluted	10,172	11,307

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	June 30
	2012	2011
NET INCOME (LOSS)	$(448)	$1,585
Other comprehensive loss - currency translation adjustment, net of tax	(2,285)	(126)
Other comprehensive loss	(2,285)	(126)
Comprehensive income (loss)	$(2,733)	$1,459

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE, March 31, 2012	10,240	$102	$161,914	$109,832	$1,853	$273,701
Net loss	—	—	—	(448)	—	(448)
Other comprehensive loss - currency translation adjustment, net of tax	—	—	—	—	(2,285)	(2,285)
Exercise of stock options, including tax benefit	12	—	—	—	—	—
Share-based compensation expense	—	—	707	—	—	707
Repurchase and retirement of common stock	(276)	(3)	(4,365)	(3,558)	—	(7,926)
BALANCE, June 30, 2012	9,976	$99	$158,256	$105,826	$(432)	$263,749

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30
	2012	2011

OPERATING ACTIVITIES
Net income (loss)	$(448)	$1,585
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation	17,705	16,386
Amortization	895	905
Bad debt expense	316	525
Other charges	1,669	4,641
Foreign currency loss	55	9
Deferred income taxes	(938)	(1,729)
Share-based compensation expense	707	637
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	8,490	7,889
Inventories	(2,527)	(606)
Prepaid expenses	(70)	835
Other assets	1,963	2,326
Accounts payable and accrued liabilities	(6,314)	(6,181)
Other liabilities	552	1,137
Income taxes payable	(18)	4
Net cash provided by operating activities	22,037	28,363

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(34)	(3,162)
Capital expenditures	(15,278)	(17,333)
Proceeds from asset dispositions	205	375
Net cash used in investing activities	(15,107)	(20,120)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	25,757	46,920
Payments on bank credit facilities	(17,836)	(41,345)
Proceeds from issuance of term equipment notes	—	5,310
Payments on term equipment notes and other debt	(4,682)	(3,540)
Payments to repurchase and retire common stock	(7,926)	(11,504)
Proceeds from exercise of stock options, including excess tax benefit	—	363
Net cash used in financing activities	(4,687)	(3,796)

Effect of exchange rate changes on cash and cash equivalents	(170)	7

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,073	4,454
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,065	3,710
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,138	$8,164

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements include the accounts of Consolidated Graphics, Inc. (collectively with its consolidated subsidiaries, the “Company”).  All intercompany accounts and transactions have been eliminated.  Such statements have been prepared in accordance with United States generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included. Operating results for the three months ended June 30, 2012 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2012 has been derived from the Company’s most recent annual audited consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (“2012 Form 10-K”).

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

Reclassifications — Certain reclassifications of prior period data have been made to conform to the current period reporting.

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Pursuant to the Company’s cash management system, the Company deposits cash into its bank accounts as checks written by the Company are presented to the bank for payment. Checks issued by the Company but not presented to the bank for payment are included in accounts payable and totaled $43,057 as of June 30, 2012 and $42,993 as of March 31, 2012.

Revenue Recognition and Accounts Receivable — The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Revenue from distribution services is recognized when the services are provided. Because printed products manufactured for the Company’s customers are customized based upon the customer’s specifications, product returns are not significant. Revenue is recognized net of sales taxes. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 6% of the Company’s revenues for the three months ended June 30, 2012. The Company maintains an allowance for doubtful accounts based upon its evaluation of aging of receivables, historical experience and the current economic environment. Accounts receivable in the accompanying condensed consolidated balance sheets are reflected net of allowance for doubtful accounts of $3,241 and $3,246 at June 30, 2012 and March 31, 2012, respectively.

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

	June 30, 2012	March 31, 2012

Raw materials	$25,425	$24,565
Work in progress	23,242	21,345
Finished goods	7,848	8,219
	$56,515	$54,129

Goodwill and Long-Lived Assets — Goodwill totaled $24,768 at June 30, 2012 and represents the excess of the Company’s purchase cost over the fair value of the net identifiable assets acquired, net of previously recorded amortization and impairment charges. Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.

Under the applicable accounting standards, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of the events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company is required to perform the first step of the two-step impairment test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value including goodwill. The Company estimates the fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”) multiplied by management’s estimate of an appropriate enterprise value-to-EBITDA multiple for each reporting unit, adjusted for a control premium. Management’s total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on or around the applicable balance sheet date, after considering an appropriate control premium (25% at March 31, 2012, based upon historical transactions in the printing industry). If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment. The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangible assets as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill in the “proforma” business combination accounting described above exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. A recognized impairment loss cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

The Company compares the carrying value of long-lived assets, including property, plant and equipment and intangible assets (other than goodwill or intangible assets with indefinite lives), to projections of future undiscounted cash flows attributable to such assets whenever events or changes in conditions indicate the carrying value may not be recoverable. In the event that the carrying value of any long-lived asset exceeds the projection of future undiscounted cash flows attributable to such asset, the Company records an impairment charge against income equal to the excess, if any, of the carrying value over the asset’s fair value. Property and equipment in the accompanying condensed consolidated balance sheets are reflected net of accumulated depreciation of $476,925 and $463,649 at June 30, 2012 and March 31, 2012, respectively.

The net book value of other intangible assets at June 30, 2012 was $14,579. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions and are generally amortized on a straight-line basis over periods of between 5 and 25 years. Such assets are evaluated for recoverability with other long-lived assets as discussed above. Amortization expense totaled $895 and $905 for the three months ended June 30, 2012 and 2011, respectively.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

Supplemental Cash Flow Information — The condensed consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. For the three months ended June 30, 2012 and 2011, the Company paid cash for interest totaling $1,523 and $1,556, respectively. For the three months ended June 30, 2012, the Company received income tax refunds, net of taxes paid, totaling $335. For the three months ended June 30, 2011, the Company paid cash for income taxes, net of refunds, totaling $401.

Earnings Per Share — Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflect net income (loss) divided by the weighted average number of common shares, dilutive stock options and restricted stock unit awards outstanding using the treasury stock method. Earnings (loss) per share are set forth below:

	Three Months Ended June 30
	2012	2011
Numerator:
Net income (loss)	$(448)	$1,585
Denominator:
Weighted average number of common shares outstanding	10,171,728	11,044,504
Dilutive options and awards	—	262,585
Diluted weighted average number of common shares outstanding	10,171,728	11,307,089
Net earnings (loss) per share
Basic	$(.04)	$.14
Diluted	$(.04)	$.14

Diluted net earnings (loss) per share take into consideration the dilutive effect of certain unvested restricted stock unit awards and unexercised stock options. For the three months ended June 30, 2012, options to purchase 1,309,564 shares of common stock were outstanding but not included in the computation of diluted earnings (loss) per share because of the net loss during the three months ended June 30, 2012. Their inclusion would have had an anti-dilutive effect. Of the 1,309,564 options to purchase shares, 1,066,897 shares had an option exercise price that exceeded the average quarterly traded price of the Company’s common stock. For the three months ended June 30, 2011 options to purchase 519,386 shares of common stock were outstanding but not included in the computation of diluted net earnings per share because the inclusion would have had an anti-dilutive effect.

Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the recorded values of its variable rate debt obligations, which totaled $104,632 at June 30, 2012 and $96,793 at March 31, 2012, respectively, approximated their fair values. The Company believes that the recorded values of its fixed rate debt obligations, which totaled $62,271 at June 30, 2012 and $66,953 at March 31, 2012, respectively, approximated their fair values. Estimates of fair value are based on estimated interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements and were determined to be Level 2 under the fair value hierarchy.

Foreign Currency — Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at the period-end exchange rates. Income and expense items are translated at the average monthly exchange rates. The effects of period-end translation are included as a component of Other Comprehensive Income (Loss) in the condensed consolidated statements of comprehensive income. The net foreign currency transaction loss (income) related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency totaled ($67) and $33 for the three months ended June 30, 2012 and 2011, respectively, and is recorded in Other Expense (Income) on the condensed consolidated income statements.

Accumulated Other Comprehensive Income — Accumulated Other Comprehensive Income is comprised of foreign currency translation adjustments.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

Geographic Information — Revenues of the Company’s subsidiaries operating outside the United States were $13,348 and $12,969 for the three months ended June 30, 2012 and 2011, respectively. Long-lived assets of the Company’s subsidiaries operating outside the United States were $36,742 as of June 30, 2012 and $36,233 as of March 31, 2012.

Multi-Employer Pension Plans — The Company participates in multi-employer pension plans for certain of its employees covered by union agreements. During the three months ended June 30, 2011, the Company recognized expense of $4,641 for the present value of the liability for withdrawing from certain multi-employer pension plans. The Company has in the past withdrawn from certain multi-employer pension plans.  Upon withdrawing from a plan, the Company receives a notice from the plan administrator demanding payment of a withdrawal liability as may be required by applicable law.  The Company can choose to pay the withdrawal liability in a lump sum or in quarterly payments.  Withdrawal liabilities in the accompanying balance sheets total $18,195 at June 30, 2012 and $17,906 at March 31, 2012.  The Company has not received a notice from the plan administrator setting forth the Company’s actual withdrawal liability or required payments with respect to all of the plans from which it has withdrawn.  As a result, the Company has estimated the withdrawal liabilities reflected in the accompanying balance sheet using limited information available from the plans, which has not been independently verified.  Therefore, the withdrawal liabilities are subject to adjustment pending receipt from the plans of the actual withdrawal liability and required payments.  The withdrawal liability is expected to be paid over a 20 year period, but may be extended in the event of mass withdrawal from a plan.

New Accounting Pronouncements — In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05 “Comprehensive Income: Presentation of Comprehensive Income” (“2011-05”), which requires the presentation of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which defers the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the financial statements. ASU 2011-05 and 2011-12 were effective and adopted by the Company in the first quarter of 2013. The Company elected to report other comprehensive income and its components in a separate statement of comprehensive income for the three months ended June 30, 2012 and 2011. The adoption of these ASU’s did not impact the Company’s net income, financial position or cash flows.

2.  ACQUISITIONS

Revenues and expenses of the acquired businesses have been included in the accompanying condensed consolidated financial statements beginning on their respective dates of acquisition. The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair value and may be prospectively revised if and when additional information the Company is awaiting concerning certain asset and liability valuations is obtained, provided that such information is received no later than one year after the date of acquisition. For the three months ended June 30, 2012, the Company paid cash totaling $34 to satisfy liabilities in connection with a prior period acquisition. For the three months ended June 30, 2011, the Company paid cash totaling $3,162 and assumed liabilities totaling $5,399 to acquire the assets of a printing business.

3.  LONG - TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	June 30,	March 31,
	2012	2012

Bank credit facilities	$101,632	$93,793
Term equipment notes	60,628	65,310
Other	4,643	4,643
	166,903	163,746
Less—current portion	(26,238)	(23,596)
	$140,665	$140,150

In June 2012, we amended the Company’s existing primary secured credit agreement (the “Credit Agreement”) to, among other things, extend the maturity date from October 6, 2014 to June 8, 2017. The Credit Agreement currently provides up to $285,000

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

in revolving credit and contains an accordion feature that could, under prescribed conditions, increase the facility by $100,000 to $385,000. At June 30, 2012, outstanding borrowings under the Credit Agreement were $87,600 and accrued interest at a weighted average rate of 1.8%.

Under the terms of the Credit Agreement, the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. In order to repurchase Company common stock under the terms of the Credit Agreement, the Company must (1) demonstrate compliance on a proforma basis, giving effect to such repurchase with the financial covenants set forth in the Credit Agreement, and (2) have a Leverage Ratio (Debt divided by EBITDA, as defined in the Credit Agreement) not exceeding 2.75 to 1.00 on a proforma basis after giving effect to such repurchase. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. The collateral also secures, on a pari passu basis, the obligations under the A&B Credit Facility and the Auxiliary Bank Facilities described below. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either LIBOR plus a margin of 1.25% to 2.25%, or an alternate base rate (based upon the greater of (i) the administrative agent bank’s prime lending rate, (ii) the sum of the LIBOR rate for a one-month interest period plus 1.50% or (iii) the sum of the Federal Funds effective rate plus 0.5% per annum) plus a margin of 0.0% to 0.75%. The Company is also required to pay an annual commitment fee ranging from 0.25% to 0.375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At June 30, 2012, the applicable margin on LIBOR based loans was 1.5%, the applicable margin on alternative base rate loans was 0.0% and the applicable commitment fee was 0.25%.

The Company is subject to certain covenants and restrictions, including limitations on additional indebtedness it may incur in the future, and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at June 30, 2012. In the event the Company is unable to remain in compliance with the Credit Agreement covenants and financial tests contained in the Credit Agreement in the future, the Company’s lenders would have the right to declare it in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event the Company was unable to obtain a waiver from its lenders or renegotiate or refinance these obligations, a material adverse effect on the ability of the Company to conduct its operations in the ordinary course would likely result.

The Company also maintains a secured credit facility (the “A&B Credit Facility”) which provides revolving credit for its Canadian subsidiary, Annan & Bird Lithographers, Inc., available for both U.S. dollar and Canadian dollar loans not to exceed in the aggregate $25,000 (U.S. equivalent). The A&B Credit Facility expires in June 2017. At June 30, 2012, outstanding borrowings were $4,927 (U.S. equivalent) which accrued interest at a weighted average rate of 2.4%. The A&B Credit Facility contains many of the same covenants and restrictions contained in the Credit Agreement. Additionally, a default by the Company under the Credit Agreement constitutes a default under the A&B Credit Facility and vice-versa.

In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”). Each Auxiliary Bank Facility is secured and has a maximum borrowing capacity of $5,000. One facility expires in December 2012 while the other facility expires in October 2014. At June 30, 2012, outstanding borrowings under the Auxiliary Bank Facilities totaled $9,105 and accrued interest at a weighted average rate of 2.7%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in December 2012, such borrowings are classified as long-term debt in the accompanying condensed consolidated balance sheet at June 30, 2012. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.

At June 30, 2012, outstanding borrowings under term equipment notes totaled $60,628 and carried interest rates between 2.8% and 4.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to seven years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. Most of the term equipment notes cross-default to the events of default set forth in the Credit Agreement.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

At June 30, 2012, other debt obligations totaled $4,643 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

As of June 30, 2012, the Company’s available credit under existing credit facilities was $211,605.

4.  SHARE - BASED COMPENSATION

Pursuant to the Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (as amended, the “Plan”), employees of the Company and members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock, restricted stock unit awards or other forms of equity-based compensation. Options granted pursuant to the Plan include incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options. Options previously granted under the Plan were at a strike price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to ten years. Unvested options are generally cancelled on termination of employment and vested options generally expire shortly after termination of employment. Otherwise, options expire after final vesting at the end of a fixed period. At June 30, 2012, a total of 1,544,668 common shares were reserved for issuance pursuant to the Plan, of which 235,104 shares of the Company’s common stock were available for future grants. Of the 235,104 shares available for future grants, 37,500 shares may be granted as restricted stock unit awards.

The following table summarizes stock option activity for the three months ended June 30, 2012:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at March 31, 2012	1,325,800	$46.58
Granted	—	—
Exercised	—	—
Forfeited or expired	(20,403)	$34.21
Outstanding at June 30, 2012 (a)	1,305,397	$46.77
Exercisable at June 30, 2012 (a)	972,365	$48.39

(a)       Stock options outstanding as of June 30, 2012 have a weighted average remaining contractual life of 5.1 years. Based on the market value of the Company’s common stock on June 30, 2012, outstanding stock options have an aggregate intrinsic value of $2,511 and exercisable stock options have an aggregate intrinsic value of $1,424.

The following table summarizes restricted stock unit award activity for the three months ended June 30, 2012:

Restricted Stock Unit Awards	Shares
Outstanding at March 31, 2012	16,667
Granted	—
Vested and issued	(12,500)
Forfeited or expired	—
Outstanding at June 30, 2012 (a)	4,167

(a)       Restricted stock units outstanding as of June 30, 2012 have a weighted average remaining contractual term of .8 years and a total intrinsic value of $121.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the year ended March 31, 2012. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors such as those referenced in the section entitled “Forward-Looking Statements” below.

Overview

Our Organization

Consolidated Graphics is one of North America’s leading general commercial printing and print-related companies, with 70 printing businesses strategically located across 27 states, Toronto, Prague, and Gero, Japan. In connection with our traditional print services, we also provide our customers fulfillment and mailing services and digital technology solutions and e-commerce capabilities. Generally, each facility primarily relies on locally-based customers; accordingly, we have approximately 20,000 individual customers with a broad diversification by industry-type and geographic orientation. No individual customer accounts for more than 6% of our total revenues.

Our printing businesses maintain their own sales, customer service, estimating and planning, prepress, production and accounting departments. Our corporate headquarters staff provides support to our printing businesses in such areas as human resources, purchasing, internal financial controls design and management information systems. We also maintain centralized human resources, treasury, risk management, legal, tax, internal audit and consolidated financial reporting activities.

Nature of Our Services

We are a service business that utilizes sophisticated technology and equipment to produce high-quality, custom-designed printed materials for a large base of customers in a broad cross-section of industries, the majority of which are located in the markets where our printing businesses are based.  In addition to providing a full range of prepress, digital and offset printing and finishing services, our printing businesses offer fulfillment and mailing services, as well as software solutions and other print-related, value-added services. The technology solutions, like the printed materials we produce, are customized to the specific needs of our customers. For marketing purposes, we refer to our e-commerce capabilities as the “WorkSmart Suite” group of products. Collectively, all of these discrete capabilities comprise a “comprehensive range of printing services.” Accordingly, for financial reporting purposes, we report our revenues and results of operations as a single segment.

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

Results of Operations

The following table sets forth our Company’s unaudited condensed consolidated income statements and percentage of sales for the periods indicated:

			As a Percentage of Sales
	Three Months Ended June 30		Three Months Ended June 30
	2012	2011	2012	2011
Sales	238.3	243.4	100.0%	100.0%
Cost of sales	188.0	189.2	78.9	77.8
Gross profit	50.3	54.2	21.1	22.2
Selling expenses	23.8	22.6	10.0	9.3
General and administrative expenses	24.5	23.3	10.3	9.5
Other charges	1.7	4.6	0.7	1.9
Other expense (income)	(0.2)	0.1	(0.1)	—
Operating income	0.5	3.6	0.2	1.5
Interest expense, net	1.5	1.6	0.6	0.6
Income (loss) before taxes	(1.0)	2.0	(0.4)	0.9
Income tax expense (benefit)	(0.6)	0.4	(0.2)	0.2
Net income (loss)	(0.4)	1.6	(0.2)%	0.7%

Comparative Analysis of Consolidated Income Statements for the Three Months Ended June 30, 2012 and 2011

Sales during the three month period ended June 30, 2012 declined $5.1 million, or 2.1%, to $238.3 million from $243.4 million for the same period in the prior year.  The decline in revenue compared to the prior year quarter was due to a 2.5% decline in same-store sales, partially offset by sales growth related to an acquisition. The same-store sales change includes the benefit of election-related revenue growth compared to the prior year quarter.

Gross profit during the three months ended June 30, 2012 declined $3.9 million, or 7%, to $50.3 million, compared to $54.2 million for the same period in the prior year.  The decline in gross profit was due to the 2.1% decline in sales and a lower gross profit margin. Gross profit margin (gross profit divided by revenues) declined from 22.2% in the June 2011 quarter to 21.1% in June 2012, primarily as a result of lower average selling prices, lower recycling revenue and higher depreciation expense.

Selling expense during the three months ended June 30, 2012 increased $1.2 million, or 5%, to $23.8 million compared to $22.6 million in the same period in the prior year primarily due to higher compensation expense. As a percentage of sales, selling expenses increased from 9.3% to 10.0%.

General and administrative expenses during the three months ended June 30, 2012 increased $1.2 million, or 5%, to $24.5 million, from $23.3 million for the same period in the prior year. This increase primarily resulted from higher compensation expense and higher depreciation expense. General and administrative expenses increased to 10.3% of sales in the current quarter compared to 9.5% for the same period in the prior year.

Other charges during the three months ended June 30, 2012 were $1.7 million and consist primarily of costs related to relocating certain of our production facilities. Other charges during the three months ended June 30, 2011 were $4.6 million related to withdrawing from certain multi-employer pension plans.

Other expense (income) primarily consists of foreign currency losses resulting from certain transactions of our Canadian and Czech Republic subsidiaries.

Interest expense declined slightly from $1.6 million in last year’s June quarter to $1.5 million for the quarter ended June 30, 2012, due to lower interest rates on fixed rate debt.

For the three months ended June 30, 2012, the Company’s effective tax rate was 55.5% as compared to an effective rate of 21.7% for the same period in the prior year. The effect of discrete adjustments to tax expense in 2012 had a higher impact on the rate due to lower pre-tax book income.

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

	Three Months Ended June 30
	2012	2011
	(In millions)
Net cash provided by operating activities	$22.0	$28.4
Acquisitions of businesses, net of cash acquired	—	(3.2)
Capital expenditures, net of proceeds from asset dispositions	(15.1)	(17.0)
Net proceeds under bank credit facilities	7.9	5.6
Net proceeds/(payments) on term equipment notes and other debt	(4.7)	1.8
Payments to repurchase and retire common stock	(7.9)	(11.5)
Proceeds from exercise of stock options, including excess tax benefit	—	0.4

Our cash position, working capital and debt obligations are shown below:

	June 30, 2012	March 31, 2012
	(In millions)
Cash and cash equivalents	$8.1	$6.1
Working capital	69.0	71.3
Total debt	166.9	163.7

Net cash provided by operating activities declined $6.4 million over the same period in the prior year. This decrease was due primarily to the decline in net income before other charges and a greater increase in inventories compared to the prior year quarter.

We believe that our cash flow provided by operations, combined with new borrowings, will be adequate to cover remaining fiscal year 2013 working capital needs, debt service requirements, common share repurchase programs, planned capital expenditures and the acquisitions of printing businesses.

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

Our Board of Directors previously authorized a $170.0 million share repurchase program. The share repurchase program will expire on September 30, 2013, and enables us to repurchase shares of our common stock in open-market purchases, as well as privately negotiated transactions, pursuant to applicable securities regulations, and subject to the terms of our primary credit facility, market conditions and other factors. The Board of Directors may modify, suspend, extend or terminate the program at any time. We expect to fund any additional repurchases under the amended program through cash flow provided by operations or additional borrowings under our primary credit facility. During the three month period ended June 30, 2012, we repurchased 276,066 shares of our common stock for a total cost of $7.9 million.  Remaining authorization under the amended share repurchase program at August 8, 2012 was $90.5 million.

Debt Obligations

For information with respect to our existing debt obligations with our lenders, as well as the available credit under our existing credit facilities, refer to Item 1. Financial Statements — Note 3. — Long-Term Debt

Commitment and Contingencies

Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $73.9 million as of June 30, 2012.

Letters of credit —We had letters of credit outstanding as of June 30, 2012 totaling $6.8 million. All of these letters of credit were issued pursuant to the terms of our primary credit facility, which expires June 2017.

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

Receivables, net of valuation allowance — Accounts receivable at June 30, 2012 were $153.3 million, net of a $3.2 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by a contraction in the U.S. economy or other factors beyond our control. Changes in our estimates of collectability could have a material adverse effect on our consolidated financial condition or results of operations.

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

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. We are exposed to market risk in interest rates related primarily to certain of our debt obligations, which as of June 30, 2012, include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of June 30, 2012, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

ITEM 1A.  Risk Factors

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors previously approved a share repurchase program that provides for repurchases of our common stock not to exceed $170.0 million in the aggregate in open-market or privately negotiated transactions. The share repurchase program expires September 30, 2013. The following are details of repurchases under this program as in effect for the period covered by this report:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Announced Plan
Purchases from April 1, 2012 through April 30, 2012	—	$—	—	$98,430,913
Purchases from May 1, 2012 through May 31, 2012	182,482	$28.88	182,482	$93,160,354
Purchases from June 1, 2012 through June 30, 2012	93,584	$28.37	93,584	$90,505,564

Total	276,066	$28.71	276,066

(1)  All shares were purchased in open-market transactions.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6. Exhibits

*10.1

First Amendment to Credit Agreement dated June 8, 2012 between the Company, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc. as co-lead arranger and sole book runner, Wells Fargo Bank, National Association, as syndication agent and co-lead arranger, and the lenders and guarantors party thereto (Consolidated Graphics, Inc. Form 8-K (June 8, 2012), Exhibit 10.1).

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

*Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.

Dated: August 8, 2012	By:	/s/ Jon C. Biro
Jon C. Biro
Executive Vice President and
Chief Financial and Accounting Officer

Exhibit Index

*10.1

First Amendment to Credit Agreement dated June 8, 2012 between the Company, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc. as co-lead arranger and sole book runner, Wells Fargo Bank, National Association, as syndication agent and co-lead arranger, and the lenders and guarantors party thereto (Consolidated Graphics, Inc. Form 8-K (June 8, 2012), Exhibit 10.1).

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

*Incorporated by reference.