Form 10-Q
period 2012-09-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2012-11-07
CIK 921500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at October 31, 2012 was 9,613,475.

CONSOLIDATED GRAPHICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	March 31,
	2012	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,166	$6,065
Accounts receivable, net	179,612	162,093
Inventories	59,216	54,129
Prepaid expenses	12,230	14,976
Deferred income taxes	10,268	16,552
Total current assets	269,492	253,815
PROPERTY AND EQUIPMENT, net	372,343	377,055
GOODWILL	25,072	24,847
OTHER INTANGIBLE ASSETS, net	13,900	15,623
OTHER ASSETS	7,633	10,569
	$688,440	$681,909

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$21,102	$23,596
Accounts payable	96,558	90,392
Accrued liabilities	78,358	68,496
Total current liabilities	196,018	182,484
LONG-TERM DEBT, net of current portion	146,056	140,150
OTHER LIABILITIES	37,773	31,523
DEFERRED INCOME TAXES, net	44,708	54,051
Total liabilities	424,555	408,208
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 9,658,811 and 10,239,819 issued and outstanding	96	102
Additional paid-in capital	153,836	161,914
Retained earnings	108,603	109,832
Accumulated other comprehensive income	1,350	1,853
Total shareholders’ equity	263,885	273,701
	$688,440	$681,909

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2012	2011	2012	2011
SALES	$263,633	$267,401	$501,943	$510,753
COST OF SALES	202,706	205,944	390,674	395,155
Gross profit	60,927	61,457	111,269	115,598
SELLING EXPENSES	22,292	22,660	46,091	45,262
GENERAL AND ADMINISTRATIVE EXPENSES	24,430	24,145	48,933	47,427
OTHER CHARGES	2,293	640	3,962	5,281
OTHER EXPENSE (INCOME)	(150)	158	(273)	191
Operating income	12,062	13,854	12,556	17,437
INTEREST EXPENSE	1,335	1,597	2,835	3,155
Income before taxes	10,727	12,257	9,721	14,282
INCOME TAXES	4,018	4,722	3,460	5,162
Net income	$6,709	$7,535	$6,261	$9,120

BASIC EARNINGS PER SHARE	$.68	$.70	$.62	$.84
DILUTED EARNINGS PER SHARE	$.68	$.69	$.62	$.82

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED TO COMPUTE EARNINGS PER SHARE
Basic	9,863	10,761	10,018	10,903
Diluted	9,899	10,890	10,075	11,098

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2012	2011	2012	2011
NET INCOME	$6,709	$7,535	$6,261	$9,120
Other comprehensive income (loss) - currency translationadjustment, net of tax	1,782	(716)	(503)	(842)
Other comprehensive income (loss)	1,782	(716)	(503)	(842)
Comprehensive income	$8,491	$6,819	$5,758	$8,278

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE, March 31, 2012	10,240	$102	$161,914	$109,832	$1,853	$273,701
Net income				6,261		6,261
Other comprehensive loss - currency translation adjustment, net of tax					(503)	(503)
Exercise of stock options, including tax benefit	63		947			947
Share-based compensation expense			1,183			1,183
Repurchase and retirement of common stock	(644)	(6)	(10,208)	(7,490)		(17,704)
BALANCE, September 30, 2012	9,659	$96	$153,836	$108,603	$1,350	$263,885

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30
	2012	2011

OPERATING ACTIVITIES
Net income	$6,261	$9,120
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	35,199	32,913
Amortization	1,792	1,804
Bad debt expense	794	439
Other charges	3,962	5,281
Foreign currency loss (gain)	(27)	167
Deferred income taxes	(3,089)	2,217
Share-based compensation expense	1,183	1,143
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	(18,654)	(9,413)
Inventories	(5,055)	(5,467)
Prepaid expenses	2,673	(2,182)
Other assets	2,930	2,481
Accounts payable and accrued liabilities	10,155	(3,849)
Other liabilities	3,650	3,747
Income taxes payable	26	27
Net cash provided by operating activities	41,800	38,428

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(17)	(3,258)
Capital expenditures	(27,197)	(29,103)
Proceeds from asset dispositions	782	899
Net cash used in investing activities	(26,432)	(31,462)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	58,762	149,659
Payments on bank credit facilities	(43,164)	(132,147)
Proceeds from issuance of term equipment notes	—	11,610
Payments on term equipment notes and other debt	(12,200)	(7,422)
Payments to repurchase and retire common stock	(17,704)	(30,439)
Proceeds from exercise of stock options, including excess tax benefit	947	1,870
Net cash used in financing activities	(13,359)	(6,869)

Effect of exchange rate changes on cash and cash equivalents	92	(127)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,101	(30)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,065	3,710
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,166	$3,680

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements include the accounts of Consolidated Graphics, Inc. (collectively with its consolidated subsidiaries, the “Company”).  All intercompany accounts and transactions have been eliminated.  Such statements have been prepared in accordance with United States generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included. Operating results for the six months ended September 30, 2012 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2012 has been derived from the Company’s most recent annual audited consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (“2012 Form 10-K”).

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

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Pursuant to the Company’s cash management system, the Company deposits cash into its bank accounts as checks written by the Company are presented to the bank for payment. Checks issued by the Company but not presented to the bank for payment are included in accounts payable and totaled $46,365 as of September 30, 2012 and $42,993 as of March 31, 2012.

Revenue Recognition and Accounts Receivable — The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Revenue from distribution services is recognized when the services are provided. Because printed products manufactured for the Company’s customers are customized based upon the customer’s specifications, product returns are not significant. Revenue is recognized net of sales taxes. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 6% of the Company’s revenues for the six months ended September 30, 2012. The Company maintains an allowance for doubtful accounts based upon its evaluation of aging of receivables, historical experience and the current economic environment. Accounts receivable in the accompanying condensed consolidated balance sheets are reflected net of allowance for doubtful accounts of $3,473 and $3,246 at September 30, 2012 and March 31, 2012, respectively.

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

	September 30, 2012	March 31, 2012

Raw materials	$25,601	$24,565
Work in progress	25,337	21,345
Finished goods	8,278	8,219
	$59,216	$54,129

Goodwill and Long-Lived Assets — Goodwill totaled $25,072 at September 30, 2012 and represents the excess of the Company’s purchase cost over the fair value of the net identifiable assets acquired, net of previously recorded amortization and impairment charges. Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.

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

The Company compares the carrying value of long-lived assets, including property, plant and equipment and intangible assets (other than goodwill or intangible assets with indefinite lives), to projections of future undiscounted cash flows attributable to such assets whenever events or changes in conditions indicate the carrying value may not be recoverable. In the event that the carrying value of any long-lived asset exceeds the projection of future undiscounted cash flows attributable to such asset, the Company records an impairment charge against income equal to the excess, if any, of the carrying value over the asset’s fair value. Property and equipment in the accompanying condensed consolidated balance sheets are reflected net of accumulated depreciation of $492,435 and $463,649 at September 30, 2012 and March 31, 2012, respectively.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

The net book value of other intangible assets at September 30, 2012 was $13,900. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions and are generally amortized on a straight-line basis over periods of between 5 and 25 years. Such assets are evaluated for recoverability with other long-lived assets as discussed above. Amortization expense totaled $898 and $901 for the three months ended September 30, 2012 and 2011, respectively. Amortization expense totaled $1,792 and $1,804 for the six months ended September 30, 2012 and 2011, respectively.

Supplemental Cash Flow Information — The condensed consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. For the six months ended September 30, 2012 and 2011, the Company paid cash for interest totaling $2,971 and $3,226, respectively. For the six months ended September 30, 2012, the Company received income tax refunds, net of taxes paid, totaling $86. For the six months ended September 30, 2011, the Company paid cash for income taxes, net of refunds, totaling $1,225.

Earnings Per Share — Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares, dilutive stock options and restricted stock unit awards outstanding using the treasury stock method. Earnings per share are set forth below:

	Three Months Ended September 30		Six Months Ended September 30
	2012	2011	2012	2011
Numerator:
Net income	$6,709	$7,535	$6,261	$9,120
Denominator:
Weighted average number of common sharesoutstanding	9,863,363	10,760,891	10,017,546	10,902,698
Dilutive options and stock awards	35,338	128,832	57,942	195,708
Diluted weighted average number of commonshares outstanding	9,898,701	10,889,723	10,075,488	11,098,406
Net earnings per share
Basic	$.68	$.70	$.62	$.84
Diluted	$.68	$.69	$.62	$.82

Diluted net earnings per share take into consideration the dilutive effect of certain unvested restricted stock unit awards and unexercised stock options. For the three and six months ended September 30, 2012 and 2011 options to purchase 1,063,956 and 981,220 shares of common stock, respectively, were outstanding but not included in the computation of diluted net earnings per share because the inclusion would have had an anti-dilutive effect.

Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the recorded values of its variable rate debt obligations, which totaled $109,605 at September 30, 2012 and $96,793 at March 31, 2012, respectively, approximated their fair values. The Company believes that the recorded values of its fixed rate debt obligations, which totaled $57,553 at September 30, 2012 and $66,953 at March 31, 2012, respectively, approximated their fair values. Estimates of fair value are based on estimated interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements and were determined to be Level 2 under the fair value hierarchy.

Foreign Currency — Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at the period-end exchange rates. Income and expense items are translated at the average monthly exchange rates. The effects of period-end translation are included as a component of Other Comprehensive Income (Loss) in the condensed consolidated statements of comprehensive income. The net foreign currency transaction loss or (gain) related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency totaled ($146) and

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

$158 for the three months ended September 30, 2012 and 2011, respectively, and ($213) and $191 for the six months ended September 30, 2012 and 2011, respectively, and is recorded in Other Expense (Income) on the condensed consolidated income statements.

Accumulated Other Comprehensive Income — Accumulated Other Comprehensive Income is comprised of foreign currency translation adjustments.

Geographic Information — Revenues of the Company’s subsidiaries operating outside the United States were $13,681 and $13,656 for the three months ended September 30, 2012 and 2011, respectively, and $27,030 and $26,626 for the six months ended September 30, 2012 and 2011, respectively. Long-lived assets of the Company’s subsidiaries operating outside the United States were $40,481 as of September 30, 2012 and $36,233 as of March 31, 2012.

Multi-Employer Pension Plans — The Company participates in multi-employer pension plans for certain of its employees covered by union agreements. During the six months ended September 30, 2011, the Company recognized expense of $5,281 for the present value of the liability for withdrawing from certain multi-employer pension plans. The Company has in the past withdrawn from certain multi-employer pension plans.  Upon withdrawing from a plan, the Company receives a notice from the plan administrator demanding payment of a withdrawal liability as may be required by applicable law.  The Company can choose to pay the withdrawal liability in a lump sum or in quarterly payments.  Withdrawal liabilities in the accompanying balance sheets total $18,696 at September 30, 2012 and $17,906 at March 31, 2012.  The Company is awaiting further information required to compute the actual withdrawal liability and required payments with respect to all of the plans from which it has withdrawn.  As a result, the Company has estimated the withdrawal liabilities reflected in the accompanying balance sheet using limited information available from the plans, which has not been independently verified.  Therefore, the withdrawal liabilities are subject to adjustment.  The withdrawal liability is expected to be paid over a 20 year period, but may be extended in the event of mass withdrawal from one or more of the plans.

2.  ACQUISITIONS

Revenues and expenses of the acquired businesses have been included in the accompanying condensed consolidated financial statements beginning on their respective dates of acquisition. The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair value and may be prospectively revised if and when additional information the Company is awaiting concerning certain asset and liability valuations is obtained, provided that such information is received no later than one year after the date of acquisition. For the six months ended September 30, 2012, the Company paid cash totaling $17 to satisfy liabilities in connection with a prior period acquisition. For the six months ended September 30, 2011, the Company paid cash totaling $3,162 and assumed liabilities totaling $3,142 to acquire the assets of a printing business and $96 to satisfy liabilities in connection with a prior period acquisition.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

3.  LONG - TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	September 30,	March 31,
	2012	2012

Bank credit facilities	$109,405	$93,793
Term equipment notes	55,910	65,310
Other	1,843	4,643
	167,158	163,746
Less—current portion	(21,102)	(23,596)
	$146,056	$140,150

In June 2012, we amended the Company’s existing primary secured credit agreement (the “Credit Agreement”) to, among other things, extend the maturity date from October 6, 2014 to June 8, 2017. The Credit Agreement currently provides up to $285,000 in revolving credit and contains an accordion feature that could, under prescribed conditions, increase the facility by $100,000 to $385,000. At September 30, 2012, outstanding borrowings under the Credit Agreement were $100,000 and accrued interest at a weighted average rate of 1.7%.

Under the terms of the Credit Agreement, the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. In order to repurchase Company common stock under the terms of the Credit Agreement, the Company must (1) demonstrate compliance on a proforma basis, giving effect to such repurchase with the financial covenants set forth in the Credit Agreement, and (2) have a Leverage Ratio (Debt divided by EBITDA, as defined in the Credit Agreement) not exceeding 2.75 to 1.00 on a proforma basis after giving effect to such repurchase. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. The collateral also secures, on a pari passu basis, the obligations under the A&B Credit Facility and the Auxiliary Bank Facilities described below. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either LIBOR plus a margin of 1.25% to 2.25%, or an alternate base rate (based upon the greater of (i) the administrative agent bank’s prime lending rate, (ii) the sum of the LIBOR rate for a one-month interest period plus 1.50% or (iii) the sum of the Federal Funds effective rate plus .5% per annum) plus a margin of 0% to .75%. The Company is also required to pay an annual commitment fee ranging from .25% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At September 30, 2012, the applicable margin on LIBOR based loans was 1.5%, the applicable margin on alternative base rate loans was 0% and the applicable commitment fee was .25%.

The Company is subject to certain covenants and restrictions, including limitations on additional indebtedness it may incur in the future, and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at September 30, 2012. In the event the Company is unable to remain in compliance with the Credit Agreement covenants and financial tests contained in the Credit Agreement in the future, the Company’s lenders would have the right to declare it in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event the Company was unable to obtain a waiver from its lenders or renegotiate or refinance these obligations, a material adverse effect on the ability of the Company to conduct its operations in the ordinary course would likely result.

The Company also maintains a secured credit facility (the “A&B Credit Facility”) which provides revolving credit for its Canadian subsidiary, Annan & Bird Lithographers, Inc., available for both U.S. dollar and Canadian dollar loans not to exceed in the aggregate $25,000 (U.S. equivalent). The A&B Credit Facility expires in June 2017. At September 30, 2012, outstanding borrowings were $2,033 (U.S. equivalent) which accrued interest at a weighted average rate of 2.8%. The A&B Credit Facility contains many of the same covenants and restrictions contained in the Credit Agreement. Additionally, a default by the Company under the Credit Agreement constitutes a default under the A&B Credit Facility and vice-versa.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”). Each Auxiliary Bank Facility is secured and has a maximum borrowing capacity of $5,000. One facility expires in December 2012 while the other facility expires in October 2014. At September 30, 2012, outstanding borrowings under the Auxiliary Bank Facilities totaled $7,372 and accrued interest at a weighted average rate of 2.4%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in December 2012, such borrowings are classified as long-term debt in the accompanying condensed consolidated balance sheet at September 30, 2012. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.

At September 30, 2012, outstanding borrowings under term equipment notes totaled $55,910 and carried interest rates between 2.8% and 4.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to seven years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. Most of the term equipment notes cross-default to the events of default set forth in the Credit Agreement.

At September 30, 2012, other debt obligations totaled $1,843 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

As of September 30, 2012, the Company’s available credit under existing credit facilities was $206,737.

4.  SHARE - BASED COMPENSATION

Pursuant to the Consolidated Graphics, Inc. Amended and Restated Long-Term Incentive Plan (as amended, the “Plan”), employees of the Company and members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock, restricted stock unit awards or other forms of equity-based compensation. Options granted pursuant to the Plan include incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options. Options previously granted under the Plan were at a strike price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to ten years. Unvested options are generally cancelled on termination of employment and vested options generally expire shortly after termination of employment. Otherwise, options expire after final vesting at the end of a fixed period. At September 30, 2012, a total of 1,494,668 common shares were reserved for issuance pursuant to the Plan, of which 140,045 shares of the Company’s common stock were available for future grants. Of the 140,045 shares available for future grants, 37,500 shares may be granted as restricted stock unit awards.  At the 2012 Annual Meeting of Shareholders, the Company’s shareholders voted to adopt the Consolidated Graphics, Inc. 2012 Long-Term Incentive Plan (the “2012 Plan”).  The 2012 Plan provides for a total of 350,000 common shares.  At September 30, 2012, no options to purchase shares of the Company’s common stock or other forms of equity-based compensation were granted pursuant to the 2012 Plan.

The following table summarizes stock option activity for the Plan for the six months ended September 30, 2012:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at March 31, 2012	1,325,800	$46.58
Granted	112,500	28.61
Exercised	(50,000)	14.75
Forfeited or expired	(37,844)	$39.34
Outstanding at September 30, 2012 (a)	1,350,456	$46.36
Exercisable at September 30, 2012 (a)	920,456	$49.88

(a)                   Stock options outstanding as of September 30, 2012 have a weighted average remaining contractual life of 5.5 years. Based on the market value of the Company’s common stock on September 30, 2012, outstanding stock options have an aggregate intrinsic value of $1,257 and exercisable stock options have an aggregate intrinsic value of $495.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

The following table summarizes restricted stock unit award activity for the six months ended September 30, 2012:

Restricted Stock Unit Awards	Shares
Outstanding at March 31, 2012	16,667
Granted	—
Vested and issued	(12,500)
Forfeited or expired	—
Outstanding at September 30, 2012 (a)	4,167

(a)                   Restricted stock units outstanding as of September 30, 2012 have a weighted average remaining contractual term of .5 years and a total intrinsic value of $109.

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

Our cost of sales mainly consists of raw materials consumed in the printing process, as well as labor and outside services, such as delivery costs. Paper cost is the most significant component of our materials cost; however, fluctuations in paper pricing generally does not materially impact our operating margins because we typically quote, and subsequently purchase, paper for each specific printing project we are awarded. As a result, any changes in paper pricing are effectively passed through to customers by our printing businesses. Additionally, our cost of sales includes salary and benefits paid to operating personnel, maintenance, utilities, repair, rental and insurance costs associated with operating our facilities and equipment and depreciation charges.

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

Results of Operations

The following table sets forth our Company’s unaudited condensed consolidated income statements for the periods indicated:

	Three Months Ended September 30		Six Months Ended September 30
	2012	2011	2012	2011
	(In millions)		(In millions)
Sales	$263.6	$267.4	$501.9	$510.8
Cost of sales	202.7	205.9	390.7	395.2
Gross profit	60.9	61.5	111.2	115.6
Selling expenses	22.3	22.7	46.1	45.3
General and administrative expenses	24.4	24.2	48.9	47.4
Other charges	2.3	0.6	4.0	5.3
Other expense (income)	(0.1)	0.1	(0.3)	0.2
Operating income	12.0	13.9	12.5	17.4
Interest expense, net	1.3	1.6	2.8	3.1
Income before taxes	10.7	12.3	9.7	14.3
Income tax expense	4.0	4.8	3.4	5.2
Net income	$6.7	$7.5	$6.3	$9.1

The following table sets forth components of income expressed as a percentage of sales for the periods indicated:

	As a Percentage of Sales		As a Percentage of Sales
	Three Months Ended September 30		Six Months Ended September 30
	2012	2011	2012	2011
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.9	77.0	77.8	77.4
Gross profit	23.1	23.0	22.2	22.6
Selling expenses	8.5	8.5	9.2	8.9
General and administrative expenses	9.3	9.0	9.7	9.3
Other charges	0.9	0.2	0.8	1.0
Other expense (income)	(0.1)	0.1	—	—
Operating income	4.5	5.2	2.5	3.4
Interest expense, net	0.5	0.6	0.6	0.6
Income before taxes	4.0	4.6	1.9	2.8
Income tax expense	1.5	1.8	0.7	1.0
Net income	2.5%	2.8%	1.2%	1.8%

Comparative Analysis of Consolidated Income Statements for the Three Months Ended September 30, 2012 and 2011

Sales during the three months ended September 30, 2012 declined $3.8 million, or 1.4%, to $263.6 million from $267.4 million for the same period in the prior year.  The revenue decline this quarter compared to the prior year quarter was caused by a 3.5% decline in same-store sales, partially offset by an increase in election-related revenue.

Gross profit during the three months ended September 30, 2012 declined $.6 million, or 1%, to $60.9 million, compared to $61.5 million for the same period in the prior year.  The decline in gross profit was due to the 1.4% decline in sales partially offset by higher gross profit margin. Cost of sales as a percentage of sales declined from 77.0% to 76.9% during the three months ended September 30, 2012. The decline was caused by lower cost of materials (primarily paper), freight and labor, partially offset by an increase in outside purchases of manufacturing services and lower waste paper recycling income. For these same reasons, gross profit margin (gross profit divided by revenues) increased from 23.0% to 23.1% during the three months ended September 30, 2012.

Selling expense during the three months ended September 30, 2012 declined $.4 million, or 2%, to $22.3 million compared to $22.7 million in the same period in the prior year. As a percentage of revenues, selling expenses were 8.5% in both periods.

General and administrative expenses during the three months ended September 30, 2012 increased $.2 million, or 1%, to $24.4 million, from $24.2 million for the same period in the prior year. This increase primarily resulted from higher compensation expenses and higher depreciation expense due to recent technology investments. General and administrative expenses increased to 9.3% of sales in the current quarter compared to 9.0% for the same period in the prior year.

Other charges during the three months ended September 30, 2012 were $2.3 million which consisted primarily of costs related to relocating certain production facilities and related asset impairments. Other charges during the three months ended September 30, 2011 were $.6 million related to withdrawing from certain multi-employer pension plans.

Other expense (income) primarily consists of foreign currency gains and losses resulting from certain transactions of our Canadian and Czech Republic subsidiaries.

Interest expense declined from $1.6 million in last year’s September quarter to $1.3 million for the quarter ended September 30, 2012, due to lower average interest rates and lower borrowing levels.

For the three months ended September 30, 2012, the Company’s effective tax rate was 37.5% compared to an effective tax rate of 38.5% for the same period in the prior year. The effective tax rate declined year over year due to the lower effect of permanent differences.

Comparative Analysis of Consolidated Income Statements for the Six Months Ended September 30, 2012 and 2011

Sales during the six months ended September 30, 2012 declined $8.9 million, or 1.7%, to $501.9 million from $510.8 million for the same period in the prior year.  Revenue declined this six months compared to the first six months of last year as a result of a 3.8% decline in same-store sales, partially offset by sales growth related to an acquisition and election-related revenue.

Gross profit during the six months ended September 30, 2012 declined $4.4 million, or 4%, to $111.2 million, compared to $115.6 million for the same period in the prior year.  The decline in gross profit was due to the 1.7% decline in sales and lower gross profit margin. Cost of sales, as a percentage of revenues, increased .4% from 77.4% to 77.8% during the six months ended September 30, 2012. This increase was caused by higher outside purchases of manufacturing services and lower recycling income, partially offset by lower material (primarily paper), freight and direct labor expenses. For the same reasons, gross profit margin (gross profit divided by revenues) decreased .4% from 22.6% to 22.2% during the six months ended September 30, 2012.

Selling expense during the six months ended September 30, 2012 increased $.8 million, or 2%, to $46.1 million, compared to $45.3 million in the same period in the prior year primarily due to higher compensation expense. As a percentage of sales, selling expenses increased from 8.9% to 9.2%.

General and administrative expenses during the six months ended September 30, 2012 increased $1.5 million, or 3%, to $48.9 million, from $47.4 million for the same period in the prior year. This increase primarily resulted from higher compensation expense and higher depreciation expense due to technology investments. General and administrative expenses increased to 9.7% of revenues in the current period compared to 9.3% for the same period in the prior year.

Other charges during the six months ended September 30, 2012 were $4.0 million and consist primarily of costs related to relocating certain of our production facilities, related asset impairments and accretion of pension liability. Other charges during the six months ended September 30, 2011 were $5.3 million related to withdrawing from certain multi-employer pension plans.

Other expense (income) primarily consists of foreign currency gains and losses resulting from certain transactions of our Canadian and Czech Republic subsidiaries.

Interest expense during the six months ended September 30, 2012 declined to $2.8 million from $3.1 million for the same period last year, due to lower interest rates and lower borrowings.

For the six months ended September 30, 2012, the Company’s effective tax rate was 35.6% compared to an effective tax rate of 36.1% for the same period in the prior year. The effective tax rate declined year over year due to the lower effect of permanent differences.

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

	Six Months Ended September 30
	2012	2011
	(In millions)
Net cash provided by operating activities	$41.8	$38.4
Acquisitions of businesses, net of cash acquired	—	(3.3)
Capital expenditures, net of proceeds from asset dispositions	(26.4)	(28.2)
Net proceeds under bank credit facilities	15.6	17.5
Net proceeds/(payments) on term equipment notes and other debt	(12.2)	4.2
Payments to repurchase and retire common stock	(17.7)	(30.4)
Proceeds from exercise of stock options, including excess tax benefit	.9	1.9

Our cash position, working capital and debt obligations are shown below:

	September 30, 2012	March 31, 2012
	(In millions)
Cash and cash equivalents	$8.2	$6.1
Working capital	73.4	71.3
Total debt	167.2	163.7

Net cash provided by operating activities increased $3.4 million over the same period in the prior year. This increase was due primarily to the increase related to accounts payable and accrued liabilities, partially offset by a greater increase in accounts receivable.

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

Our Board of Directors previously authorized a $170.0 million share repurchase program. The share repurchase program will expire on September 30, 2013, and enables us to repurchase shares of our common stock in open-market purchases, as well as privately negotiated transactions, pursuant to applicable securities regulations, and subject to the terms of our primary credit facility, market conditions and other factors. The Board of Directors may modify, suspend, extend or terminate the program at any time. We expect to fund any additional repurchases under the amended program through cash flow provided by operations or additional borrowings under our primary credit facility. During the six month period ended September 30, 2012, we repurchased 643,508 shares of our common stock for a total cost of $17.7 million.  Remaining authorization under the amended share repurchase program on November 7, 2012 was $79.5 million, taking into account share repurchases occuring through such date.

Debt Obligations

For information with respect to our existing debt obligations with our lenders, as well as the available credit under our existing credit facilities, refer to Item 1. Financial Statements — Note 3. — Long-Term Debt

Commitment and Contingencies

Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $69.1 million as of September 30, 2012.

Letters of credit —We had letters of credit outstanding as of September 30, 2012 totaling $3.9 million. All of these letters of credit were issued pursuant to the terms of our primary credit facility, which expires in June 2017.

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

Receivables, net of valuation allowance — Accounts receivable at September 30, 2012 were $179.6 million, net of a $3.5 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by a contraction in the U.S. economy or other factors beyond our control. Changes in our estimates of collectability could have a material adverse effect on our consolidated financial condition or results of operations.

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

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. We are exposed to market risk in interest rates related primarily to certain of our debt obligations, which as of September 30, 2012, include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of September 30, 2012, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors previously approved a share repurchase program that provides for repurchases of our common stock not to exceed $170.0 million in the aggregate in open-market or privately negotiated transactions. The share repurchase program expires September 30, 2013. The following are details of repurchases under this program as in effect for the period covered by this report:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Announced Plan
Purchases from July 1, 2012 through July 31, 2012	—	$—	—	$90,505,564
Purchases from August 1, 2012 through August 31, 2012	279,948	$26.33	279,948	$83,135,177
Purchases from September 1, 2012 through September 30, 2012	87,494	$27.53	87,494	$80,726,847

Total	367,442	$26.61	367,442

(1)  All shares were purchased in open-market transactions.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6. Exhibits

*10.1	Employment Agreement dated September 19, 2012 between Jon C. Biro and the Company (Consolidated Graphics, Inc. Form 8-K (September 25, 2012), Exhibit 10.1).+
*10.2	Change in Control Agreement dated September 19, 2012 between Jon C. Biro and the Company (Consolidated Graphics, Inc. Form 8-K (September 25, 2012), Exhibit 10.2).+
31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Incorporated by reference.

+Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.

Dated: November 7, 2012	By:	/s/ Jon C. Biro
Jon C. Biro
Executive Vice President and
Chief Financial and Accounting Officer

Exhibit Index

*10.1	Employment Agreement dated September 19, 2012 between Jon C. Biro and the Company (Consolidated Graphics, Inc. Form 8-K (September 25, 2012), Exhibit 10.1).+
*10.2	Change in Control Agreement dated September 19, 2012 between Jon C. Biro and the Company (Consolidated Graphics, Inc. Form 8-K (September 25, 2012), Exhibit 10.2).+
31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Incorporated by reference.

+Compensatory plan or arrangement under which executive officers or directors of the Company may participate.