Form 10-Q
period 2012-12-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2013-02-06
CIK 921500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at January 31, 2013 was 9,618,475.

CONSOLIDATED GRAPHICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31,	March 31,
	2012	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,525	$6,065
Accounts receivable, net	181,515	162,093
Inventories	60,941	54,129
Prepaid expenses	10,891	14,976
Deferred income taxes	9,848	16,552
Total current assets	271,720	253,815
PROPERTY AND EQUIPMENT, net	357,018	377,055
GOODWILL	24,974	24,847
OTHER INTANGIBLE ASSETS, net	12,933	15,623
OTHER ASSETS	7,551	10,569
	$674,196	$681,909

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$21,437	$23,596
Accounts payable	90,055	90,392
Accrued liabilities	71,511	68,496
Income taxes payable	2,790	—
Total current liabilities	185,793	182,484
LONG-TERM DEBT, net of current portion	130,811	140,150
OTHER LIABILITIES	35,208	31,523
DEFERRED INCOME TAXES, net	42,989	54,051
Total liabilities	394,801	408,208
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 9,618,475 and 10,239,819 issued and outstanding	96	102
Additional paid-in capital	153,833	161,914
Retained earnings	124,434	109,832
Accumulated other comprehensive income	1,032	1,853
Total shareholders’ equity	279,395	273,701
	$674,196	$681,909

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2012	2011	2012	2011
SALES	$295,277	$283,891	$797,220	$794,644
COST OF SALES	222,716	216,052	613,390	611,207
Gross profit	72,561	67,839	183,830	183,437
SELLING EXPENSES	23,939	23,149	70,030	68,411
GENERAL AND ADMINISTRATIVE EXPENSES	24,638	24,839	73,571	72,266
GOODWILL IMPAIRMENT CHARGE	—	1,984	—	1,984
OTHER CHARGES	349	—	4,311	5,281
OTHER EXPENSE	290	238	17	429
Operating income	23,345	17,629	35,901	35,066
INTEREST EXPENSE	1,246	1,676	4,081	4,831
Income before taxes	22,099	15,953	31,820	30,235
INCOME TAXES	5,840	5,119	9,300	10,281
Net income	$16,259	$10,834	$22,520	$19,954

BASIC EARNINGS PER SHARE	$1.69	$1.05	$2.28	$1.86
DILUTED EARNINGS PER SHARE	$1.68	$1.04	$2.27	$1.83

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED TO COMPUTE EARNINGS PER SHARE
Basic	9,622	10,332	9,886	10,712
Diluted	9,659	10,459	9,937	10,885

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2012	2011	2012	2011
NET INCOME	$16,259	$10,834	$22,520	$19,954
Other comprehensive loss - currency translation adjustment, net of tax	(318)	(1,823)	(821)	(2,665)
Other comprehensive loss	(318)	(1,823)	(821)	(2,665)
Comprehensive income	$15,941	$9,011	$21,699	$17,289

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE, March 31, 2012	10,240	$102	$161,914	$109,832	$1,853	$273,701
Net income				22,520		22,520
Other comprehensive loss - currency translation adjustment, net of tax					(821)	(821)
Exercise of stock options, including tax benefit	68		1,058			1,058
Share-based compensation expense			1,849			1,849
Repurchase and retirement of common stock	(690)	(6)	(10,988)	(7,918)		(18,912)
BALANCE, December 31, 2012	9,618	$96	$153,833	$124,434	$1,032	$279,395

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31
	2012	2011

OPERATING ACTIVITIES
Net income	$22,520	$19,954
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	52,559	50,352
Amortization	2,691	2,697
Bad debt expense	1,204	1,016
Goodwill impairment charge	—	1,984
Other charges	4,311	5,281
Foreign currency loss (gain)	(39)	96
Deferred income taxes	(4,368)	4,353
Share-based compensation expense	1,849	1,853
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	(21,206)	(17,142)
Inventories	(6,829)	(4,443)
Prepaid expenses	4,023	1,963
Other assets	3,015	1,908
Accounts payable and accrued liabilities	(2,042)	(9,044)
Other liabilities	1,301	2,496
Income taxes payable	2,790	5
Net cash provided by operating activities	61,779	63,329

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(59)	(3,309)
Capital expenditures	(31,373)	(48,813)
Proceeds from asset dispositions	1,736	2,694
Net cash used in investing activities	(29,696)	(49,428)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	80,151	112,423
Payments on bank credit facilities	(76,446)	(84,743)
Proceeds from issuance of term equipment notes	1,591	11,610
Payments on term equipment notes and other debt	(17,165)	(11,772)
Payments to repurchase and retire common stock	(18,912)	(41,425)
Proceeds from exercise of stock options, including excess tax benefit	1,058	3,432
Net cash used in financing activities	(29,723)	(10,475)

Effect of exchange rate changes on cash and cash equivalents	100	(134)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,460	3,292
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,065	3,710
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,525	$7,002

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements include the accounts of Consolidated Graphics, Inc. (collectively with its consolidated subsidiaries, the “Company”).  All intercompany accounts and transactions have been eliminated.  Such statements have been prepared in accordance with United States generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included. Operating results for the nine months ended December 31, 2012 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2012 has been derived from the Company’s most recent annual audited consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (“2012 Form 10-K”).

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

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Pursuant to the Company’s cash management system, the Company deposits cash into its bank accounts as checks written by the Company are presented to the bank for payment. Checks issued by the Company but not presented to the bank for payment are included in accounts payable and totaled $41,317 as of December 31, 2012 and $42,993 as of March 31, 2012.

Revenue Recognition and Accounts Receivable — The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Revenue from distribution services is recognized when the services are provided. Because printed products manufactured for the Company’s customers are customized based upon the customer’s specifications, product returns are not significant. Revenue is recognized net of sales taxes. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 6% of the Company’s revenues for the nine months ended December 31, 2012. The Company maintains an allowance for doubtful accounts based upon its evaluation of aging of receivables, historical experience and the current economic environment. Accounts receivable in the accompanying condensed consolidated balance sheets are reflected net of allowance for doubtful accounts of $3,689 and $3,246 at December 31, 2012 and March 31, 2012, respectively.

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

	December 31, 2012	March 31, 2012

Raw materials	$24,482	$24,565
Work in progress	28,595	21,345
Finished goods	7,864	8,219
	$60,941	$54,129

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

Goodwill and Long-Lived Assets — Goodwill totaled $24,974 at December 31, 2012 and represents the excess of the Company’s purchase cost over the fair value of the net identifiable assets acquired, net of previously recorded amortization and impairment charges. Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.

Under the applicable accounting standards, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of the events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company is required to perform the first step of the two-step impairment test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value including goodwill. The Company estimates the fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”) multiplied by management’s estimate of an appropriate enterprise value-to-EBITDA multiple for each reporting unit, adjusted for a control premium. Management’s total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on or around the applicable balance sheet date, after considering an appropriate control premium (25% at March 31, 2012, based upon historical transactions in the printing industry). If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment. The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangible assets as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill in the “proforma” business combination accounting described above exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. A recognized impairment loss cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. The Company recognized a non-cash pre-tax impairment charge to its goodwill in the amount of $1,984 in the quarter ended December 31, 2011. Tax benefits totaling $774 were recorded in connection with this impairment.

The Company compares the carrying value of long-lived assets, including property, plant and equipment and intangible assets (other than goodwill or intangible assets with indefinite lives), to projections of future undiscounted cash flows attributable to such assets whenever events or changes in conditions indicate the carrying value may not be recoverable. In the event that the carrying value of any long-lived asset exceeds the projection of future undiscounted cash flows attributable to such asset, the Company records an impairment charge against income equal to the excess, if any, of the carrying value over the asset’s fair value. Property and equipment in the accompanying condensed consolidated balance sheets are reflected net of accumulated depreciation of $505,694 and $463,649 at December 31, 2012 and March 31, 2012, respectively.

The net book value of other intangible assets at December 31, 2012 was $12,933. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions and are generally amortized on a straight-line basis over periods of between 5 and 25 years. Such assets are evaluated for recoverability with other long-lived assets as discussed above. Amortization expense totaled $898 and $892 for the three months ended December 31, 2012 and 2011, respectively. Amortization expense totaled $2,691 and $2,697 for the nine months ended December 31, 2012 and 2011, respectively.

Supplemental Cash Flow Information — The condensed consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. For the nine months ended December 31, 2012 and 2011, the Company paid cash for interest totaling $4,077 and $5,072, respectively. For the nine months ended December 31, 2012 and 2011, the Company paid cash for income taxes, net of refunds, totaling $4,437 and $1,401, respectively.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

Earnings Per Share — Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares, dilutive stock options and restricted stock unit awards outstanding using the treasury stock method. Earnings per share are set forth below:

	Three Months Ended December 31		Nine Months Ended December 31
	2012	2011	2012	2011
Numerator:
Net income	$16,259	$10,834	$22,520	$19,954
Denominator:
Weighted average number of common shares outstanding	9,621,864	10,331,687	9,885,652	10,712,361
Dilutive options and stock awards	36,746	127,640	50,877	173,018
Diluted weighted average number of common shares outstanding	9,658,610	10,459,327	9,936,529	10,885,379
Net earnings per share
Basic	$1.69	$1.05	$2.28	$1.86
Diluted	$1.68	$1.04	$2.27	$1.83

Diluted net earnings per share take into consideration the dilutive effect of certain unvested restricted stock unit awards and unexercised stock options. For the three and nine months ended December 31, 2012 and 2011 options to purchase 1,053,577 and 869,248 shares of common stock, respectively, were outstanding but not included in the computation of diluted net earnings per share because the inclusion would have had an anti-dilutive effect.

Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the recorded values of its variable rate debt obligations, which totaled $97,432 at December 31, 2012 and $96,793 at March 31, 2012, respectively, approximated their fair values. The Company believes that the recorded values of its fixed rate debt obligations, which totaled $54,816 at December 31, 2012 and $66,953 at March 31, 2012, respectively, approximated their fair values. Estimates of fair value are based on estimated interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements and were determined to be Level 2 under the fair value hierarchy.

Foreign Currency — Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at the period-end exchange rates. Income and expense items are translated at the average monthly exchange rates. The effects of period-end translation are included as a component of Other Comprehensive Loss in the condensed consolidated statements of comprehensive income. The net foreign currency transaction loss or (gain) related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency totaled ($27) and $238 for the three months ended December 31, 2012 and 2011, respectively, and ($240) and $429 for the nine months ended December 31, 2012 and 2011, respectively, and is recorded in Other Expense on the condensed consolidated income statements.

Accumulated Other Comprehensive Income — Accumulated Other Comprehensive Income is comprised of foreign currency translation adjustments.

Geographic Information — Revenues of the Company’s subsidiaries operating outside the United States were $19,591 and $18,016 for the three months ended December 31, 2012 and 2011, respectively, and $46,621 and $44,642 for the nine months ended December 31, 2012 and 2011, respectively. Long-lived assets of the Company’s subsidiaries operating outside the United States were $39,133 as of December 31, 2012 and $36,233 as of March 31, 2012.

Multi-Employer Pension Plans — The Company participates in multi-employer pension plans for certain of its employees covered by union agreements. During the nine months ended December 31, 2011, the Company recognized expense of $5,281 for the present value of the liability for withdrawing from certain multi-employer pension plans. The Company’s subsidiaries have in the past withdrawn from certain multi-employer pension plans. Upon withdrawing from a plan, the Company receives a notice from the plan administrator demanding payment of a withdrawal liability as may be required by applicable law.  The Company can choose to pay the withdrawal liability in a lump sum or in quarterly payments. Withdrawal liabilities in the accompanying balance sheets total $17,645 at December 31, 2012 and $17,906 at March 31, 2012. In January 2013, two of the Company’s subsidiaries reached agreement with certain unions to withdraw from a multi-employer pension plan. The Company estimates it will recognize a charge of $9,800 in the quarter ending March 31, 2013 for the present value of the liability for withdrawing from this plan. The

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

Company is awaiting further information required to compute the actual withdrawal liability and required payments with respect to all of the plans from which it has withdrawn.  As a result, the Company has estimated the withdrawal liabilities reflected in the accompanying balance sheet using limited information available from the plans, which has not been independently verified.  Therefore, the withdrawal liabilities are subject to adjustment.  The withdrawal liability is expected to be paid over a 20 year period, but may be extended in the event of mass withdrawal from one or more of the plans.

2.  ACQUISITIONS

Revenues and expenses of the acquired businesses have been included in the accompanying condensed consolidated financial statements beginning on their respective dates of acquisition. The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair value and may be prospectively revised if and when additional information the Company is awaiting concerning certain asset and liability valuations is obtained, provided that such information is received no later than one year after the date of acquisition. For the nine months ended December 31, 2012, the Company paid cash totaling $59 to satisfy liabilities in connection with a prior period acquisition. For the nine months ended December 31, 2011, the Company paid cash totaling $3,162 and assumed liabilities totaling $3,142 to acquire the assets of a printing business and $147 to satisfy liabilities in connection with a prior period acquisition.

3.  LONG - TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	December 31,	March 31,
	2012	2012

Bank credit facilities	$97,432	$93,793
Term equipment notes	52,744	65,310
Other	2,072	4,643
	152,248	163,746
Less—current portion	(21,437)	(23,596)
	$130,811	$140,150

In June 2012, we amended the Company’s existing primary secured credit agreement (the “Credit Agreement”) to, among other things, extend the maturity date from October 6, 2014 to June 8, 2017. The Credit Agreement currently provides up to $285,000 in revolving credit and contains an accordion feature that could, under prescribed conditions, increase the facility by $100,000 to $385,000. At December 31, 2012, outstanding borrowings under the Credit Agreement were $84,600 and accrued interest at a weighted average rate of 1.9%.

Under the terms of the Credit Agreement, the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. In order to repurchase Company common stock under the terms of the Credit Agreement, the Company must (1) demonstrate compliance on a proforma basis, giving effect to such repurchase with the financial covenants set forth in the Credit Agreement, and (2) have a Leverage Ratio (Debt divided by EBITDA, as defined in the Credit Agreement) not exceeding 2.75 to 1.00 on a proforma basis after giving effect to such repurchase. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. The collateral also secures, on a pari passu basis, the obligations under the A&B Credit Facility and the Auxiliary Bank Facilities described below. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either LIBOR plus a margin of 1.25% to 2.25%, or an alternate base rate (based upon the greater of (i) the administrative agent bank’s prime lending rate, (ii) the sum of the LIBOR rate for a one-month interest period plus 1.50% or (iii) the sum of the Federal Funds effective rate plus .5% per annum) plus a margin of 0% to .75%. The Company is also required to pay an annual commitment fee ranging from .25% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At December 31, 2012, the applicable margin on LIBOR based loans was 1.5%, the applicable margin on alternative base rate loans was 0% and the applicable commitment fee was .25% on unused amounts.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

The Company is subject to certain covenants and restrictions, including limitations on additional indebtedness it may incur in the future, and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at December 31, 2012. In the event the Company is unable to remain in compliance with the Credit Agreement covenants and financial tests contained in the Credit Agreement in the future, the Company’s lenders would have the right to declare it in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event the Company was unable to obtain a waiver from its lenders or renegotiate or refinance these obligations, a material adverse effect on the ability of the Company to conduct its operations in the ordinary course would likely result.

The Company also maintains a secured credit facility (the “A&B Credit Facility”) which provides revolving credit for its Canadian subsidiary, Annan & Bird Lithographers, Inc., available for both U.S. dollar and Canadian dollar loans not to exceed in the aggregate $25,000 (U.S. equivalent). The A&B Credit Facility expires in June 2017. At December 31, 2012, outstanding borrowings were $3,306 (U.S. equivalent) which accrued interest at a weighted average rate of 3.0%. The A&B Credit Facility contains many of the same covenants and restrictions contained in the Credit Agreement. Additionally, a default by the Company under the Credit Agreement constitutes a default under the A&B Credit Facility and vice-versa.

In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”). Each Auxiliary Bank Facility is secured and has a maximum borrowing capacity of $5,000. One facility expires in December 2013 while the other facility expires in October 2014. At December 31, 2012, outstanding borrowings under the Auxiliary Bank Facilities totaled $9,526 and accrued interest at a weighted average rate of 2.6%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in December 2013, such borrowings are classified as long-term debt in the accompanying condensed consolidated balance sheet at December 31, 2012. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.

At December 31, 2012, outstanding borrowings under term equipment notes totaled $52,744 and carried interest rates between 2.8% and 4.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to seven years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. Most of the term equipment notes cross-default to the events of default set forth in the Credit Agreement.

At December 31, 2012, other debt obligations totaled $2,072 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

As of December 31, 2012, the Company’s available credit under existing credit facilities was $219,009.

4.  SHARE - BASED COMPENSATION

Pursuant to the Consolidated Graphics, Inc. 1994 Amended and Restated Long-Term Incentive Plan (as amended, the “1994 Plan”), employees of the Company and members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock, restricted stock unit awards or other forms of equity-based compensation. Options granted pursuant to the 1994 Plan include incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options. Options previously granted under the 1994 Plan were at a strike price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to ten years. Unvested options are generally cancelled on termination of employment and vested options generally expire shortly after termination of employment. Otherwise, options expire after final vesting at the end of a fixed period. At December 31, 2012, a total of 1,488,668 common shares were reserved for issuance pursuant to the 1994 Plan, of which 145,424 shares of the Company’s common stock were available for future grants. Of the 145,424 shares available for future grants, 37,500 shares may be granted as restricted stock unit awards.

At the 2012 Annual Meeting of Shareholders, the Company’s shareholders voted to adopt the Consolidated Graphics, Inc. 2012 Long-Term Incentive Plan (the “2012 Plan”).  The 2012 Plan provides for a total of 350,000 common shares.  Unless amended with approval of the shareholders, only stock option awards may be issued under the 2012 Plan. At December 31, 2012, no options to purchase shares of the Company’s common stock were granted pursuant to the 2012 Plan.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

The following table summarizes stock option activity for the 1994 Plan for the nine months ended December 31, 2012:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at March 31, 2012	1,325,800	$46.58
Granted	117,500	28.82
Exercised	(56,000)	15.01
Forfeited or expired	(48,223)	$44.48
Outstanding at December 31, 2012 (a)	1,339,077	$46.34
Exercisable at December 31, 2012 (a)	954,077	$48.96

(a)                   Stock options outstanding as of December 31, 2012 have a weighted average remaining contractual life of 5.2 years. Based on the market value of the Company’s common stock on December 31, 2012, outstanding stock options have an aggregate intrinsic value of $3,404 and exercisable stock options have an aggregate intrinsic value of $1,699.

The following table summarizes restricted stock unit award activity for the nine months ended December 31, 2012:

Restricted Stock Unit Awards	Shares
Outstanding at March 31, 2012	16,667
Granted	—
Vested and issued	(12,500)
Forfeited or expired	—
Outstanding at December 31, 2012 (a)	4,167

(a)                   Restricted stock units outstanding as of December 31, 2012 have a weighted average remaining contractual term of .2 years and a total intrinsic value of $146.

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

Results of Operations

The following table sets forth our Company’s unaudited condensed consolidated income statements for the periods indicated:

	Three Months Ended December 31		Nine Months Ended December 31
	2012	2011	2012	2011
	(In millions)		(In millions)
Sales	$295.3	$283.9	$797.2	$794.6
Cost of sales	222.7	216.1	613.4	611.2
Gross profit	72.6	67.8	183.8	183.4
Selling expenses	23.9	23.1	70.0	68.4
General and administrative expenses	24.6	24.8	73.6	72.2
Goodwill impairment charge	—	2.0	—	2.0
Other charges	0.4	—	4.3	5.3
Other expense	0.3	0.3	—	0.4
Operating income	23.4	17.6	35.9	35.1
Interest expense, net	1.2	1.7	4.1	4.9
Income before taxes	22.2	15.9	31.8	30.2
Income tax expense	5.9	5.1	9.3	10.2
Net income	$16.3	$10.8	$22.5	$20.0

The following table sets forth components of income expressed as a percentage of sales for the periods indicated:

	As a Percentage of Sales		As a Percentage of Sales
	Three Months Ended December 31		Nine Months Ended December 31
	2012	2011	2012	2011
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.4	76.1	76.9	76.9
Gross profit	24.6	23.9	23.1	23.1
Selling expenses	8.1	8.2	8.8	8.6
General and administrative expenses	8.3	8.8	9.2	9.1
Goodwill impairment charge	—	0.7	—	0.3
Other charges	0.2	—	0.6	0.7
Other expense	0.1	—	—	—
Operating income	7.9	6.2	4.5	4.4
Interest expense, net	0.4	0.6	0.5	0.6
Income before taxes	7.5	5.6	4.0	3.8
Income tax expense	2.0	1.8	1.2	1.3
Net income	5.5%	3.8%	2.8%	2.5%

Comparative Analysis of Consolidated Income Statements for the Three Months Ended December 31, 2012 and 2011

Sales during the three months ended December 31, 2012 increased $11.4 million, or 4.0%, to $295.3 million from $283.9 million for the prior year quarter. The sales increase this quarter compared to the prior year quarter was primarily due to an increase in election-related revenue, partially offset by a 3.7% decline in same-store sales, excluding election-related business.

Gross profit during the three months ended December 31, 2012 increased $4.8 million, or 7%, to $72.6 million, compared to $67.8 million for the same period in the prior year.  The increase in gross profit was due to the 4% increase in sales and an increase in gross profit margin. Cost of sales as a percentage of sales declined from 76.1% to 75.4% during the three months ended December 31, 2012. The decline was primarily caused by lower facilities expense related to the consolidation of facilities and the renegotiation of building leases and more efficient use of direct labor, partially offset by higher subcontracting expenses, net of direct materials costs, and lower wastepaper recycling income. For these same reasons, gross profit margin (gross profit divided by revenues) increased from 23.9% to 24.6% during the three months ended December 31, 2012.

Selling expense during the three months ended December 31, 2012 increased $.8 million, or 3%, to $23.9 million compared to $23.1 million in the same period in the prior year primarily due to higher compensation expense. As a percentage of revenues, selling expenses declined slightly to 8.1% of sales in the current quarter compared to 8.2% for the same period in the prior year.

General and administrative expenses during the three months ended December 31, 2012 declined slightly $.2 million, or 1%, to $24.6 million, from $24.8 million for the same period in the prior year. Due to higher sales, general and administrative expenses declined to 8.3% of sales in the current quarter, compared to 8.8% for the prior year quarter.

The December 31, 2011 quarterly results include a goodwill impairment charge of $2.0 million.

Interest expense declined from $1.7 million in last year’s December quarter to $1.2 million for the quarter ended December 31, 2012, primarily due to lower interest rates and lower borrowings.

For the three months ended December 31, 2012, the Company’s effective tax rate was 26.4% compared to an effective tax rate of 32.1% for the same period in the prior year.  The effective tax rate decline was primarily due to an increase in the IRC Section 199 domestic production deduction and a reduction in the state income tax rate, partially offset by a lower tax rate benefit for the release of reserves for uncertain tax position due to the expiration of certain statutes of limitation.

Comparative Analysis of Consolidated Income Statements for the Nine Months Ended December 31, 2012 and 2011

Sales during the nine months ended December 31, 2012 increased $2.6 million, or .3%, to $797.2 million from $794.6 million for the same period in the prior year.  Sales increased primarily as a result of election related sales growth, partially offset by a 3.8% decline in same-store sales excluding election-related business.

Gross profit during the nine months ended December 31, 2012 increased $.4 million to $183.8 million, compared to $183.4 million for the same period in the prior year, due to the increase in sales. While cost of sales as a percentage of revenues, was 76.9% for both periods, lower facilities expense related to the consolidation of facilities and the renegotiation of building leases and lower direct labor expenses were offset by higher subcontracting expenses, net of direct materials costs, and lower wastepaper recycling income. For the same reasons, gross profit margin (gross profit divided by revenues) was 23.1% for the nine months ended December 31, 2012 and 2011.

Selling expense during the nine months ended December 31, 2012 increased $1.6 million, or 2%, to $70.0 million, compared to $68.4 million in the same period in the prior year primarily due to higher compensation expense. As a percentage of sales, selling expenses increased from 8.6% last year to 8.8%.

General and administrative expenses during the nine months ended December 31, 2012 increased $1.4 million, or 2%, to $73.6 million, from $72.2 million for the same period last year. This increase primarily resulted from higher compensation expenses and higher depreciation expense due to technology investments. General and administrative expenses increased to 9.2% of revenues in the current period compared to 9.1% in the same period last year.

During the nine months ended December 31, 2011, the Company recognized a $2.0 million goodwill impairment charge.

Other charges during the nine months ended December 31, 2012 were $4.3 million and consist primarily of costs related to relocating certain of our production facilities, related asset impairments and multi-employer pension withdrawal liability charges. During the nine months ended December 31, 2011, the Company recognized other charges of $5.3 million related to withdrawing from certain multi-employer pension plans.

Interest expense during the nine months ended December 31, 2012 declined to $4.1 million from $4.9 million for the same period last year, due primarily to lower interest rates and lower borrowings.

For the nine months ended December 31, 2012, the Company’s effective tax rate was 29.2% compared to an effective tax rate of 34.0% for the same period in the prior year.  The effective tax rate decline is primarily due to an increase in the IRC Section 199 domestic production deduction and a reduction in the state income tax rate.

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

	Nine Months Ended December 31
	2012	2011
	(In millions)
Net cash provided by operating activities	$61.8	$63.3
Acquisitions of businesses, net of cash acquired	—	(3.3)
Capital expenditures, net of proceeds from asset dispositions	(29.6)	(46.1)
Net proceeds under bank credit facilities	3.7	27.7
Net payments on term equipment notes and other debt	(15.6)	(0.2)
Payments to repurchase and retire common stock	(18.9)	(41.4)
Proceeds from exercise of stock options, including excess tax benefit	1.1	3.4

Our cash position, working capital and debt obligations are shown below:

	December 31, 2012	March 31, 2012
	(In millions)
Cash and cash equivalents	$8.5	$6.1
Working capital	85.9	71.3
Total debt	152.2	163.7

Net cash provided by operating activities declined slightly from $63.3 million last year to $61.8 million for the nine months ended December 31, 2012. Cash used in investing activities declined from $49.4 million for the nine months ended December 31, 2011 to $29.7 million for the same period this year due to lower capital expenditures.

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

Our Board of Directors previously authorized a $170.0 million share repurchase program. The share repurchase program will expire on September 30, 2013, and enables us to repurchase shares of our common stock in open-market purchases, as well as privately negotiated transactions, pursuant to applicable securities regulations, and subject to the terms of our primary credit facility, market conditions and other factors. The Board of Directors may modify, suspend, extend or terminate the program at any time. We expect to fund any additional repurchases under the amended program through cash flow provided by operations or additional borrowings under our primary credit facility. During the nine months ended December 31, 2012, we repurchased 689,844 shares of our common stock for a total cost of $18.9 million.  Remaining authorization under the amended share repurchase program on February 6, 2013 was $79.5 million, taking into account share repurchases occurring through such date.

Debt Obligations

For information with respect to our existing debt obligations with our lenders, as well as the available credit under our existing credit facilities, refer to Item 1. Financial Statements — Note 3. — Long-Term Debt.

Commitment and Contingencies

Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $64.7 million as of December 31, 2012.

Letters of credit —We had letters of credit outstanding as of December 31, 2012 totaling $3.6 million. All of these letters of credit were issued pursuant to the terms of our primary credit facility, which expires in June 2017.

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

Receivables, net of valuation allowance — Accounts receivable at December 31, 2012 were $181.5 million, net of a $3.7 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by a contraction in the U.S. economy or other factors beyond our control. Changes in our estimates of collectability could have a material adverse effect on our consolidated financial condition or results of operations.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in which the Company discusses factors it believes may affect its performance or results in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “forecast,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks, including those created by general market conditions, competition and the possibility that events may occur beyond the Company’s control, which may limit its ability to maintain or improve its operating results or financial condition or acquire additional printing businesses. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, which include, weakness in the economy, financial stability of its customers, the sustained growth of its digital printing business, seasonality of election-related business, its ability to adequately manage business expenses, including labor costs, the unfavorable outcome of legal proceedings, the lack of or adequacy of insurance coverage for its operations, the continued availability of raw materials at affordable prices, retention of its key management and operating personnel, satisfactory labor relations, the potential for additional goodwill impairment charges or charges related to our withdrawal from multi-employer pension plans, its ability to identify new acquisition opportunities, negotiate and finance such acquisitions on acceptable terms and successfully absorb and manage such acquisitions in a timely and efficient manner, as well as other risks described under the heading “Risk Factors” of our Annual Report on Form 10-K and the risk factors and cautionary statements described in the other documents the Company files or furnishes from time to time with the Securities and Exchange Commission, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Should one or more of the foregoing risks or uncertainties materialize, or should the Company’s underlying assumptions, expectations, beliefs or projections prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. We are exposed to market risk in interest rates related primarily to certain of our debt obligations, which as of December 31, 2012, include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of December 31, 2012, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

Also, the SEC’s Regulation S-K, Item 103, Instruction 5.C requires us to report administrative or judicial proceedings that were instituted or contemplated by governmental authorities against us under laws or regulations relating to the protection of the environment that may involve monetary sanctions of at least $100,000, even if the Company reasonably believes the monetary sanctions are not material to its business or financial condition. The Office of the Attorney General of the State of New York (“NYOAG”) is conducting an investigation into possible civil or criminal violations at a facility in New York operated by one of the Company’s subsidiaries. Specifically, in December 2012, this subsidiary received written notice from the NYOAG alleging that the subsidiary’s operation violated the terms of its State Pollutant Discharge Elimination System (SPDES) permit. If the NYOAG decides to continue to pursue these allegations, the NYOAG may seek more than $100,000 in penalties or sanctions. We intend to vigorously defend against these allegations. The Company does not believe that these proceedings are material to its overall business, consolidated results of operations or consolidated financial condition.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors previously approved a share repurchase program that provides for repurchases of our common stock not to exceed $170.0 million in the aggregate in open-market or privately negotiated transactions. The share repurchase program expires September 30, 2013. The following are details of repurchases under this program as in effect for the period covered by this report:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Announced Plan
Purchases from October 1, 2012 through October 31, 2012	46,336	$26.06	46,336	$79,519,518
Purchases from November 1, 2012 through November 30, 2012	—	$—	—	$79,519,518
Purchases from December 1, 2012 through December 31, 2012	—	$—	—	$79,519,518

Total	46,336	$26.06	46,336

(1)  All shares were purchased in open-market transactions.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6. Exhibits

10.1	Form of 2012 Long-Term Incentive Plan, Non-Employee Director Non-Statutory Stock Option Agreement. +
10.2	Form of 2012 Long-Term Incentive Plan, Employee Incentive Stock Option Agreement. +
10.3	Form of 2012 Long-Term Incentive Plan, Employee Non-Statutory Stock Option Agreement. +
31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.

Dated: February 6, 2013	By:	/s/ Jon C. Biro
Jon C. Biro
Executive Vice President and
Chief Financial and Accounting Officer

Exhibit Index

10.1	Form of 2012 Long-Term Incentive Plan, Non-Employee Director Non-Statutory Stock Option Agreement. +
10.2	Form of 2012 Long-Term Incentive Plan, Employee Incentive Stock Option Agreement. +
10.3	Form of 2012 Long-Term Incentive Plan, Employee Non-Statutory Stock Option Agreement. +
31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+Compensatory plan or arrangement under which executive officers or directors of the Company may participate.