Form 10-K
period 2013-03-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2013-05-28
CIK 921500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2012 (last business day of Consolidated Graphics, Inc.’s most recently completed second fiscal quarter):

COMMON STOCK, $.01 PAR VALUE—$210,559,632

The number of shares outstanding of the registrant’s common stock as of April 30, 2013:

COMMON STOCK, $.01 PAR VALUE—9,637,642

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on or about August 8, 2013, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Form 10-K.

CONSOLIDATED GRAPHICS, INC.

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2013

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in which the Company discusses factors it believes may affect its performance or results in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “forecast,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks, including those created by general market conditions, competition and the possibility that events may occur beyond the Company’s control, which may limit its ability to maintain or improve its operating results or financial condition or acquire additional printing businesses. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Annual Report on Form 10-K for a variety of reasons, which include, weakness in the economy, financial stability of its customers, the sustained growth of its digital printing business, seasonality of election-related business, its ability to adequately manage business expenses, including labor costs, the unfavorable outcome of legal proceedings, the lack of or adequacy of insurance coverage for its operations, the continued availability of raw materials at affordable prices, retention of its key management and operating personnel, satisfactory labor relations, the potential for additional goodwill impairment charges, charges related to its withdrawal from multi-employer pension plans, its ability to identify new acquisition opportunities, negotiate and finance such acquisitions on acceptable terms and successfully absorb and manage such acquisitions in a timely and efficient manner, as well as other risks described under the heading “Risk Factors” of this Annual Report on Form 10-K and the risk factors and cautionary statements described in the other documents the Company files or furnishes from time to time with the Securities and Exchange Commission, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Should one or more of the foregoing risks or uncertainties materialize, or should the Company’s underlying assumptions, expectations, beliefs or projections prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected.

PART I

Item 1. Business

In this annual report, the words “Consolidated Graphics,” “CGX,” the “Company,” “we,” “our” and “us” refer to Consolidated Graphics, Inc., including our consolidated subsidiaries, unless the context indicates otherwise. Our fiscal year ends on March 31st.

Company Overview

Consolidated Graphics, headquartered in Houston, Texas, is one of North America’s leading general commercial printing and print-related companies, with 70 printing businesses strategically located across 27 states, Toronto, Prague, and Gero, Japan. Each of our North American printing businesses has a well-established operating history, more than 25 years in most cases. Approximately 94% of our revenues are attributable to our U.S. businesses. Approximately 94% of our long-lived assets are located in the U.S.

Our sales are derived from providing commercial printing and print-related services. These services consist of (i) traditional print services, including electronic prepress, digital and offset printing, finishing, storage and delivery of high-quality printed documents which are custom manufactured to our customers’ design specifications; (ii) fulfillment and mailing services for such printed materials; (iii) technology solutions that enable our customers to more efficiently procure and manage printed materials and/or design, procure, distribute, track and analyze results of printing-based marketing programs and activities; and (iv) multi-media capabilities allowing our customers to supplement the message of their printed materials through other media, such as the internet, email, or text messaging. Examples of the types of documents we print for our customers include high-quality, multi-color marketing materials, product and capability brochures, point-of-purchase displays, packaging, customized materials for the financial services, insurance, healthcare and similar industries, direct mail pieces, shareholder communications, trading cards, and photo products such as calendars and photo books.

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

Industry Background

The printing industry is one of the largest industries in the U.S. and is comprised of many segments, including general commercial printing, newspapers, directories, book and magazine publishing, financial printing, business forms, greeting cards and stationery-type products. We operate in the general commercial printing segment of the industry which generates in the U.S. over $45 billion in annual sales based on available industry data. Most of the general commercial printing businesses operating in the U.S. today are privately-owned and individually generate less than $10 million in annual sales.

A consolidation trend in the general commercial printing industry emerged in the 1990’s as owners of printing businesses sought to evaluate exit strategies and address new industry challenges, a trend that has continued. The decline in demand for printing services since 2008, caused by the global recession, has further increased the risk for owners of printing companies. In order to limit personal financial risk, increase personal financial liquidity, facilitate retirement goals or obtain access to additional resources that would support the continued growth of their businesses, owners of these printing businesses are increasingly willing to sell their companies to larger, better-capitalized companies. We have been an industry-leader in the consolidation trend since our initial public offering in 1994. We believe that there are very few companies that currently possess the industry knowledge, financial strength and management expertise necessary to acquire such printing businesses effectively.

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

Because of the development and on-going advancement in digital technology, print buyers have increasingly sought shorter print runs, the ability to personalize more sophisticated marketing materials to strategically target certain markets or demographics, and e-commerce solutions for executing and controlling the print procurement and printed materials management processes. This development has also contributed substantially to the burden on companies in our industry to invest in new technology and equipment to remain competitive. Additionally, large corporations have increasingly sought to achieve a reduction in operating costs by streamlining their print-related processes and limiting their number of suppliers. To accomplish these objectives, these large customers frequently seek to align themselves with printing companies that have a significant national presence and offer a wide range of commercial print capabilities and services (including the latest technology), putting additional pressure on single-location, privately-held printing companies.

In general, changes in prevailing U.S. economic conditions have and will continue to impact the general commercial printing industry (approximately 94% of our fiscal 2013 revenues were generated in the U.S.). Generally, if weakness in the U.S. economy causes local and national corporations to reduce their spending on advertising and marketing materials, the demand for commercial printing services may be adversely affected. Further compounding a potential decline in demand, competitive pricing pressures may occur and negatively impact the level of sales and profit margins throughout the industry.

Competition

The general commercial printing industry in the U.S. is highly fragmented and most customers procure print services from local sources. Therefore, we compete primarily with locally-based printing companies for most print projects. Most of our competitors are privately-held, single location operations; however, some competitors are larger corporations, both publicly and privately owned.

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

Business Strategy

Our overall business strategy is to be the market leader in the commercial printing industry by combining the customer service and responsiveness of well-managed, local printing businesses with the competitive advantages provided by a large national organization. Management at each of our printing businesses maintains responsibility for the day-to-day operations and profitability of their business, while continuing to strengthen and build new customer relationships in their respective markets. At the same time, our printing businesses are supported by the management expertise, purchasing power, technology investments, including technology infrastructure and support, strategic sales and marketing and other operating advantages that exist because they are part of a large organization.

Internal Sales Growth — Our printing businesses have numerous opportunities, individually and collectively, to achieve long-term sales growth. We are investing in capabilities to serve areas that are growing in the printing industry.  These growth areas include digital printing, temporary point of purchase displays, collectible cards, packaging, fulfillment, and printing of customized materials for the financial services, insurance, health care and other similar industries.  Our current initiatives to drive internal sales growth include:

•             Aggressively pursuing new business opportunities and experienced sales professionals to gain market share and strengthen our competitive position going forward.

•             Continuing to invest in new equipment and technology that enables us to provide increasingly higher levels of service and a broader range of capabilities.

•             Capitalizing on our national presence, international operations and wide range of capabilities, including our technology related offerings (see “Printing Operations — Print-Related Services” below) to pursue sole or preferred-source opportunities with strategic accounts.

•             Providing information and training to our sales professionals (579 currently) to ensure they are knowledgeable about the complete range of services and capabilities we offer.

Disciplined Acquisition Program — We will grow our geographic footprint from time to time through additional acquisitions of medium and large-sized general commercial printing businesses that generally have an excellent reputation and quality customer base. We may also acquire smaller and/or distressed printing businesses for integration into one of our existing businesses.

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

Leadership Development — Our program to recruit, train and develop recent college graduates as printing sales and management professionals is an integral component of our growth strategy. Participants in our Leadership Development Program follow a curriculum that provides them with technical industry knowledge, coupled with general business, managerial, sales and best practices training. Our Leadership Development Program is unique to the industry, and we believe it is a key factor in our ability to provide a high degree of quality customer service, as well as to provide a pool of talent for future management positions at our printing businesses. As of April 30, 2013 we had 523 employees who are either current participants in or graduates of this program, 24 of whom serve as presidents of the printing business where they are employed, representing 37% of our printing company presidents.

Printing Operations

We currently operate 70 printing businesses strategically located across 27 states, Toronto, Prague, and Gero, Japan (see Item 8. Financial Statements and Supplementary Data — Note 2. — Significant Accounting Policies and Other Information — Geographic Information for additional financial information with respect to our foreign operations). Each printing business is operated as a direct or indirect wholly-owned subsidiary of our Company, except for our printing business in Japan. Our Japanese printing business is a 51% owned joint venture that was established in April 2012. No individual facility accounts for more than 10% of our total revenues. We produce high-quality, custom-designed printed materials for a large base of customers in a broad cross-section of industries, the majority of which are located in the markets where our printing businesses are based. In addition to providing a full range of prepress, digital and offset printing and finishing services, our printing businesses offer fulfillment and mailing services, as well as e-commerce software solutions and other print-related, value-added services.

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

We primarily use offset lithography to reproduce images on paper, which is the process that generally provides the highest quality, lowest cost printed materials for most commercial printing projects. Short and medium-run projects are generally printed on sheetfed presses, while longer-run projects are typically printed on web presses. Our printing businesses primarily use sheetfed printing presses, which are generally capable of printing up to 16 pages of letter-sized finished product on a 28 by 40 inch sheet of paper with eight pages on each side (known as a 16-page “signature”). Currently our printing businesses operate a total of 243 sheetfed presses capable of simultaneously printing from one to 12 colors and are capable of running at speeds of up to 18,000 impressions an hour. We operate 48 half and full-size web printing presses which print up to eight colors on a continuous roll of paper, print up to 32-page signatures on both sides of the paper at speeds of up to 50,000 impressions an hour and, in many cases, are also capable of folding, gluing and/or perforating the printed material in a single pass.

Digital printing is a smaller but rapidly-growing component of the general commercial printing industry that enables high quality, variable data customization (such as personalization by name, relationship or interests) on very short to medium-run projects. We operate a total of 253 digital presses, including 142 high capacity, ultra high quality presses such as HP Indigo, Kodak Nexpress,

Xerox iGen and Xeikon XP 6000. In addition we operate 5 digital inkjet webpresses, each capable of producing approximately 15 times the output of a traditional digital press.

Our finishing services include cutting, folding, binding and other operations necessary to finish printed materials according to customer specifications. Many of our printing businesses also offer specialty finishing capabilities, such as die-cutting, embossing, UV coating, and foil stamping.

Print-Related Services

By offering innovative print-related capabilities and e-commerce solutions that respond to the needs of our customers, we believe that our Company has a competitive advantage that will help us generate additional sales. We provide a variety of fulfillment services, which primarily include assembling, packaging, storing, and distributing printed marketing, educational, and training documents and materials on behalf of our customers. Many corporations utilize our fulfillment capabilities to help manage their inventories of printed materials, as well as to provide “just in time” assembly and delivery of printed materials to end users. Orders for fulfillment services are commonly received via proprietary, internet-based print procurement and inventory management systems maintained by our printing businesses, as discussed below. Additionally, we provide extensive mailing services for printed materials, particularly consumer-direct marketing, advertising and promotional pieces produced for our customers. We also offer a number of options for sorting, packaging, inkjet labeling and shipping of printed materials.

Utilizing our information technology infrastructure and resources, as well as our expertise in digital technology, we offer print-related e-commerce solutions that enable our customers to (i) streamline their print procurement process and improve their ability to manage the printed materials they order, (ii) design, procure, distribute, track and analyze results of printing-based marketing programs and activities and (iii) supplement the message of their printed materials through other media, such as the internet, email or text messaging. Most of these e-commerce solutions are internet-based, and like the printed materials we produce, are customized to the specific needs of our customers. For marketing purposes, we refer to our e-commerce capabilities using the WorkSmart Suite™ collection of applications. The key e-commerce capabilities we offer through these applications include:

•             Streamline

A fully customizable online web-to-print system with an array of tools that streamline the purchase, management and distribution of the customer’s entire range of marketing materials.

•             Connect

A unique capability that enables the customer to combine the use of printed material with other marketing channels such as internet, email and text messages to create highly engaging personalized marketing campaigns designed to increase response rates.

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

Sales support for our technology solutions, including WorkSmart Suite™ applications, is provided to our printing businesses to assist them in identifying prospective customers and marketing our suite of technology based capabilities and services. We maintain technology project management and staff to design and develop customized solutions in response to the specific needs of each customer. We also utilize support staff at each of our printing businesses who are trained and able to serve our customers’ needs related to our technical capabilities and services.

Sales and Marketing

Most of our sales are generated by individual orders through commissioned sales personnel. As of April 30, 2013 we employed 579 sales professionals. In addition to soliciting business from existing and prospective customers, our sales personnel act as liaisons between customers and our production departments and also provide technical advice and assistance to customers throughout the printing process.

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

We also actively pursue opportunities to establish sole or preferred-source, printing relationships with large corporations that are seeking to leverage their print spending and limit their number of commercial print providers. We refer to these customers as “strategic accounts.” To better position ourselves to capitalize on future strategic account opportunities, as well as to provide more sales training and support to our printing businesses, our strategic sales organization consists of an executive level team of sales and marketing professionals who play a key support role to the efforts of our printing businesses to identify and develop strategic account opportunities.

Customers

Our diverse customer base includes both national and local corporations in North America operating in a wide range of industries, as well as advertising agencies, graphic design firms, catalog retailers, direct mail marketers, state and local governments and quasi-governmental agencies, educational institutions, not-for-profit associations, and political campaign organizations. During fiscal 2013, we served approximately 19,000 customers, and our top ten customers accounted for approximately 17% of total sales, with none representing more than 5% individually. We believe that our large and diverse customer base, broad geographic coverage of the U.S. and extensive range of printing and print-related capabilities may lessen our exposure to economic slowdowns or other adverse consequences that may generally affect any particular industry or any particular geographic region. However, because we typically produce a large number of advertising and marketing materials for our customers, to the extent that advertising and marketing spending is reduced during an economic downturn, our level of sales and results of operations may be adversely affected.

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

Employees

As of April 30, 2013, we had 5,288 employees throughout our organization. Of this total, 471 were employed subject to the terms of various collective bargaining agreements, 336 of which are under collective bargaining agreements that have expired or will expire within one year. We are currently in negotiations for new collective bargaining agreements with unions at three of our printing businesses with expired collective bargaining agreements. We believe that our relations with our employees are generally satisfactory.

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

In addition to traditional non-print based marketing and advertising channels, online distribution and hosting of media content may gain broader acceptance or preferred status relative to printed materials among consumers generally and could have an adverse effect on our business. Consumer acceptance of electronic delivery as well as the extent that consumers may have previously replaced traditional reading of print material with online hosted media contents is uncertain. We have no ability to predict the likelihood that this may occur.

Changes in the laws and regulations to which we are subject may increase our costs.

We are subject to numerous laws and regulations, including, but not limited to, environmental and health and welfare benefit regulations, as well as those associated with being a public company. These rules and regulations may be changed by local, state, provincial, national or foreign governments or agencies. Changes in these regulations may result in a significant increase in our compliance costs. Compliance with changes in rules and regulations could require increases to our workforce, increased cost for services, compensation and benefits, or investments in new or upgraded equipment. In addition, growing concerns about climate change, including the impact of global warming, may result in new regulations with respect to greenhouse gas emissions (including carbon dioxide) and/or “cap and trade” legislation. Compliance with this legislation could result in additional costs to the Company.

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

We depend on good labor relations.

If the employees at one or more of our unionized businesses were to engage in a strike or other work stoppage for any reason, including failure to enter into satisfactory collective bargaining agreements with unions, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both, which could have a material adverse effect on our results of operations. Currently we are in negotiations with unions at three of our printing businesses and there is no assurance that such negotiations will be successful or result in favorable collective bargaining agreements.

We rely on the ability to borrow cash to make acquisitions, fund capital expenditures and provide working capital to the extent such cash needs exceed our internally generated cash flow. Our failure to comply with financial and other covenant requirements contained in our loan agreements, could limit our ability to borrow cash.

We currently have adequate capacity under our primary bank credit facility as well as other sources of capital to fund our foreseeable cash needs in the event our cash needs exceed our projected internally-generated cash flows. However, adverse changes in general economic conditions or in our financial performance could cause a limitation in the amount of capital available to us, and could result in a material adverse effect on our business, results of operations and growth strategies. Limitations in the amount of capital available to us could result from our failure to comply with financial or other covenants contained in our loan agreements or an inability to refinance our debt when it comes due.

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

Several of our companies have recently withdrawn from multi-employer pension plans and we have recorded an estimated withdrawal liability for such withdrawals, while a few of our companies continue to participate in such plans.  The actual withdrawal liability may differ significantly from the estimates we recorded at the time of withdrawal, and any difference will be recorded at the time we receive notice of the actual withdrawal liability from the plan administrator.  Some multi-employer plans, including ones in which we participate, are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability, and could affect our financial condition and results of operations.  In addition, we may be subject to additional withdrawal liabilities in the event of a mass withdrawal from any of the plans.

Item 1B. Unresolved Staff Comments

The Company has no unresolved written comments from the SEC staff regarding its periodic or current reports under the Exchange Act.

Item 2. Properties

As of April 30, 2013, our principal facilities consisted of approximately 6.2 million square feet that contain production, storage and office space, of which approximately 2.6 million square feet is owned and approximately 3.6 million square feet is leased. Certain of the leased facilities, totaling approximately 0.3 million square feet, are leased from former owners and current employees of four of our printing businesses. All other leases are with unaffiliated third parties. We believe our facilities are generally suitable for their present and intended purposes and are adequate for our current level of operations. These facilities are located across 27 states, Toronto, Prague and Gero, Japan.

Item 3. Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We maintain insurance coverage against certain types of potential claims in an amount which we believe to be adequate, but there is no assurance that such coverage will in fact cover, or be sufficient to cover, all potential claims. Currently, we are not aware of any legal proceedings or claims pending against us that our management believes will have a material adverse effect on our consolidated financial condition or results of operations or of any pending administrative or judicial proceedings relating to environmental matters that we are obligated to disclose pursuant to the SEC’s Regulation S-K, Item 103, Instruction 5.C, other than matters disclosed in our previous filings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “CGX.” The following table presents the quarterly high and low sales prices for our common stock for each of the last two fiscal years:

Fiscal 2013—Quarter Ended:	High	Low

June 30, 2012	45.65	26.33
September 30, 2012	29.39	21.76
December 31, 2012	35.34	25.35
March 31, 2013	41.26	34.02

Fiscal 2012—Quarter Ended:	High	Low

June 30, 2011	60.84	49.29
September 30, 2011	57.99	30.52
December 31, 2011	51.60	35.34
March 31, 2012	55.88	44.14

As of April 30, 2013, there were 62 shareholders of record representing approximately 3,718 beneficial owners.

Our Board of Directors previously authorized a $170.0 million share repurchase program. The share repurchase program will expire on September 30, 2013, and enables us to repurchase shares of our common stock in open-market purchases, as well as privately negotiated transactions, pursuant to applicable securities regulations, and subject to the terms of our primary credit facility, market conditions and other factors. Our Board of Directors may modify, suspend, extend or terminate the program at any time. We expect to fund any additional repurchases under such program through cash flow provided by operations or additional borrowings under our primary credit facility. No repurchases were made under this program for the quarter ended March 31, 2013. During the year ended March 31, 2013, we repurchased 689,844 shares of our common stock for a total of $18.9 million. Remaining authorization under the share repurchase program at May 15, 2013 was $79.5 million.

We have not previously paid cash dividends on our common stock. We presently intend to retain all of our earnings to finance the continuing development of our business and repurchase shares of our common stock, and do not presently anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of cash dividends will depend upon the financial condition, capital requirements and earnings of our Company, as well as other factors our Board of Directors may deem relevant. In addition, our primary bank credit facility contains restrictions that limit our ability to pay cash dividends.

Information as of March 31, 2013 regarding the Consolidated Graphics, Inc. 1994 Amended and Restated Long-Term Incentive Plan, as amended, and the Consolidated Graphics, Inc. 2012 Long-Term Incentive Plan is incorporated herein by reference to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

	Year Ended March 31
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Income Statement Data
Sales	$1,048,237	$1,045,195	$1,054,040	$990,861	$1,145,146
Cost of sales	804,969	809,163	802,348	770,075	874,711
Gross profit	243,268	236,032	251,692	220,786	270,435
Selling expenses	92,865	90,765	91,626	91,378	105,688
General and administrative expenses	97,458	97,454	88,828	88,091	95,261
Goodwill impairment charge	949	1,984	—	6,134	83,324
Other charges	15,993	18,786	(1,945)	7,210	17,350
Other expense (income), net	289	294	237	357	(809)
Operating income (loss)	35,714	26,749	72,946	27,616	(30,379)
Interest expense, net	5,227	6,291	7,612	9,592	14,995
Income (loss) before taxes	30,487	20,458	65,334	18,024	(45,374)
Income tax expense (benefit)	8,262	6,356	23,922	3,936	(5,804)
Net income (loss)	$22,225	$14,102	$41,412	$14,088	$(39,570)

Earnings (loss) per share
Basic	$2.27	$1.33	$3.63	$1.26	$(3.55)
Diluted	$2.26	$1.32	$3.57	$1.23	$(3.55)

	March 31
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data
Working capital	$82,243	$64,542	$63,099	$48,364	$109,433
Property and equipment, net	343,832	377,055	388,681	380,708	430,519
Goodwill	23,870	24,847	27,124	24,226	29,436
Total assets	644,643	675,120	698,483	687,235	765,208
Long-term debt, net of current portion	103,134	140,150	154,161	159,321	287,164
Total shareholders’ equity	278,374	273,701	297,361	269,426	250,464

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

We are focused on adding value to our printing businesses by providing the financial and operational strengths, management support and technological advantages associated with a large, national organization. Our strategy currently includes the following initiatives to generate sales and profit growth:

•             Internal Sales Growth — We seek to use our competitive advantages to expand market share. We continually seek to hire additional sales professionals, invest in new equipment and technology, expand our strategic accounts program, develop new and expanded digital technology-based print-related services and provide sales training and education about our breadth of capabilities and services to our sales professionals.

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

Our sales are derived from providing commercial printing and print-related services. These services consist of (i) traditional print services, including electronic prepress, digital and offset printing, finishing, storage and delivery of high-quality printed documents which are custom manufactured to our customers’ design specifications; (ii) fulfillment and mailing services for such printed materials; (iii) technology solutions that enable our customers to more efficiently procure and manage printed materials and/or design, procure, distribute, track and analyze results of printing-based marketing programs and activities; and (iv) multi-media capabilities allowing our customers to supplement the message of their printed materials through other media, such as the internet, email, or text messaging. Examples of the types of products we print for our customers include high-quality, multi-color marketing materials, product and capability brochures, point-of-purchase displays, packaging, customized materials for the financial service, insurance, healthcare and similar industries, direct mail pieces, shareholder communications, trading cards, and photo products such as calendars and photo books.

Most of our sales are generated by individual orders through commissioned sales personnel. We predominately recognize revenue from these orders when we deliver the ordered goods and services. To a large extent, continued engagement of our Company by our customers for successive business opportunities depends upon the customers’ satisfaction with the quality of products and services we provide. As such, it is difficult for us to predict with any high degree of certainty the number, size, and profitability of printing services that we expect to provide for more than a few weeks in advance. Our revenues, however, tend to be strongest in the quarter ended December and revenues tend to be seasonally weaker in the June quarter. Sales from election-related print business tend to be higher every other year, including years in which national elections are held.

Our cost of sales mainly consists of raw materials consumed in the printing process, as well as labor and subcontracted services, such as delivery costs or third-party finishing services. Paper cost is the most significant component of our materials cost; however, fluctuation in paper pricing generally does not materially impact our operating margins because we typically quote, and subsequently purchase, paper for each specific printing project we are awarded. As a result, changes in paper pricing are typically passed through to customers by our printing businesses. Additionally, our cost of sales includes salary and benefits paid to operating personnel, maintenance, utilities, repair, rental and insurance costs associated with operating our facilities and equipment and depreciation charges.

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

Results of Operations

The following table sets forth our Company’s historical consolidated income statements and certain percentage relationships for the periods indicated:

	Year Ended March 31			As a Percentage of Sales Year Ended March 31
	2013	2012	2011	2013	2012	2011
	(In millions)
Sales	$1,048.2	$1,045.2	$1,054.0	100.0%	100.0%	100.0%
Cost of sales	804.9	809.2	802.3	76.8	77.4	76.1
Gross profit	243.3	236.0	251.7	23.2	22.6	23.9
Selling expenses	92.9	90.7	91.6	8.9	8.7	8.7
General and administrative expenses	97.5	97.4	88.8	9.3	9.3	8.4
Goodwill impairment charge	.9	2.0	—	.1	.3	—
Other charges	16.0	18.8	(1.9)	1.5	1.8	(.1)
Other expense	.3	.3	.2	—	—	—
Operating income	35.7	26.8	73.0	3.4	2.5	6.9
Interest expense, net	5.2	6.3	7.7	.5	.6	.7
Income before taxes	30.5	20.5	65.3	2.9	1.9	6.2
Income tax expense	8.3	6.4	23.9	.8	.6	2.3
Net income	$22.2	$14.1	$41.4	2.1%	1.3%	3.9%

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

Analysis of Consolidated Income Statements for Fiscal Year 2013 as Compared to Fiscal Year 2012

Sales for 2013 increased $3.0 million, or .3%, to $1.05 billion. The increase was primarily due to a $30.6 million increase in election-related business, partially offset by a 2.7% decline in same-store sales.

Gross profit for 2013 increased $7.3 million, or 3%, to $243.3 million compared to $236.0 million in 2012 due to higher gross profit margins and, to a lesser extent, higher sales. Cost of sales as a percentage of sales declined from 77.4% in 2012 to 76.8% in the current year. This decrease was primarily caused by labor efficiencies, lower fixed costs, including lower facilities and depreciation expenses as a percentage of sales, lower workers’ compensation claims expense, offset by a reduction in recycling income primarily caused by lower prices received for waste paper. For these same reasons, gross profit margin (gross profit divided by revenues) increased to 23.2% in 2013 compared to 22.6% in 2012.

Selling expense for 2013 increased $2.2 million, or 2.4%, to $92.9 million from $90.7 million in 2012. The increase was primarily attributable to higher employee compensation expense.  As a percentage of sales, selling expenses increased from 8.7% in 2012 to 8.9% in 2013.

General and administrative expenses were $97.5 million, or 9.3% of sales in both 2013 and 2012.  Higher salaries and wages, including higher incentive compensation expense, and higher depreciation expense due to investments in technology, were offset by lower technology related professional fees and other smaller declines, compared to the prior year.

A goodwill impairment charge of $0.9 million was recorded for the fiscal year ended March 31, 2013.

Other charges of $16.0 million for 2013 included charges related to multi-employer pension plan withdrawals of $11.2 million (including accretion of discount), manufacturing facility relocation expenses of $2.1 million, long-lived asset impairment charges of $1.7 million and other miscellaneous charges of $1.0 million. Other charges of $18.8 million for 2012 included charges related to multi-employer pension plan withdrawals of $16.8 million and long-lived asset impairment charges of $2.0 million.

Other expense includes expenses associated with our foreign subsidiaries, such as foreign currency transaction losses and gains.

Net interest expense for 2013 declined $1.1 million, or 16%, to $5.2 million from $6.3 million in 2012, primarily due to lower outstanding indebtedness. Total debt declined from $163.7 million at March 31, 2012 to $123.7 million at March 31, 2013.

Income tax expense for 2013 was $8.3 million, reflecting an overall effective income tax rate of 27.1% as compared to an effective tax rate of 31.1% in fiscal 2012. The 2013 rate was lower primarily due to a lower state income tax rate and a greater income tax benefit for the IRC 199 domestic production deduction.

Analysis of Consolidated Income Statements for Fiscal Year 2012 as Compared to Fiscal Year 2011

Sales for 2012 declined $8.8 million, or 1%, to $1.05 billion. The decline in sales was due to a 1.4% decline in same-store sales, and a decline in election-related business, partially offset by impact of acquisitions.

Gross profit for 2012 declined by $15.6 million, or 6.2%, to $236.0 million from $251.7 million in 2011 due to lower sales and lower gross profit margins. Cost of sales as a percentage of sales increased from 76.1% to 77.4%. This increase was caused by a less favorable selling price environment and higher fixed cost of sales as a percentage of sales including an increase in facilities costs and depreciation expense, primarily due to technology investments. For these same reasons, gross profit margin declined from 23.9% in 2011 to 22.6% in 2012.

Selling expense for 2012 declined $0.9 million, or 1%, to $90.7 million from $91.6 million in 2011. The decrease was attributable to lower sales commissions resulting from lower sales. As a percentage of sales, selling expenses were 8.7% in both years.

General and administrative expenses for 2012 increased $8.7 million, or 9.8%, to $97.5 million from $88.8 million in 2011. This increase primarily resulted from higher employee costs, and higher depreciation expenses. Both these increases related primarily to technology investments. As a percentage of sales, general and administrative expenses increased to 9.3% in fiscal 2012 compared to 8.4% in fiscal 2011.

A goodwill impairment charge of $2.0 million was recorded for the fiscal year ended March 31, 2012.

Other charges of $18.8 million for 2012 included charges related to multi-employer pension plan withdrawals of $16.8 million and long-lived asset impairment charges of $2.0 million. Other charges for 2011 included a $5.7 million gain resulting from the settlement of litigation for an amount lower than previously recognized, partially offset by a $1.0 million charge for the cost of withdrawing from a multi-employer pension plan, $1.0 million in manufacturing facility relocation expenses, and $1.8 million of other miscellaneous charges including asset impairments.

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

Income tax expense for 2012 was $6.4 million, reflecting an overall effective income tax rate of 31.1% as compared to an effective tax rate of 36.6% in fiscal 2011. In fiscal 2012, the effects of credits related to income tax uncertainties, due to the expiration of certain statutes of limitations, had a larger impact on the effective income tax rate due to lower pre-tax book income.

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

	Year Ended March 31
	2013	2012	2011
	(In millions)

Net cash provided by operating activities	$100.2	$108.2	$101.2
Acquisitions of businesses, net of cash acquired	(.1)	(3.4)	(7.2)
Capital expenditures net of proceeds from asset dispositions	(35.6)	(56.8)	(64.8)
Net payments under bank credit facilities	(20.0)	(14.1)	(5.5)
Net proceeds/(payments) on term equipment notes and other debt	(20.4)	7.9	(8.3)
Payments to repurchase and retire common stock	(18.9)	(43.8)	(27.8)
Proceeds from exercise of stock options, including excess tax benefit	1.4	4.3	9.6

Additionally, our cash position, working capital and debt obligations as of March 31, 2013, 2012 and 2011 are shown below and should be read in conjunction with our consolidated balance sheets and the notes thereto included in Item 8. Financial Statements and Supplementary Data:

	March 31
	2013	2012	2011
	(In millions)

Cash and cash equivalents	$12.2	$6.1	$3.7
Working capital	82.2	64.5	63.1
Total debt	123.7	163.7	170.1

Net cash provided by operating activities declined $8.0 million for fiscal 2013 compared to fiscal 2012.  This decrease was due primarily to the increase in net income offset by an increase in various working capital accounts and a decrease in deferred income taxes.

We believe that our cash flow provided by operations, combined with new borrowings, will be adequate to cover our fiscal 2014 working capital needs, debt service requirements, common share repurchase program, and planned capital expenditures, including acquisitions of printing businesses.

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

Our Board of Directors previously authorized a $170.0 million share repurchase program.  The share repurchase program will expire on September 30, 2013, and enables us to repurchase shares of our common stock in open-market purchases, as well as privately negotiated transactions, pursuant to applicable securities regulations, and subject to the terms of our primary credit facility, market conditions and other factors. Our Board of Directors may modify, suspend, extend or terminate the program at any time. We expect to fund any additional repurchases under such program through cash flow provided by operations or additional borrowings under our primary credit facility. During the year ended March 31, 2013, we repurchased 689,844 shares of our common stock for a total cost of $18.9 million. Remaining authorization under the share repurchase program at May 15, 2013 was $79.5 million.

Debt Obligations

For information with respect to our existing debt obligations with our lenders, as well as the available credit under our existing credit facilities, refer to Item 8. Financial Statements and Supplementary Data — Note 5. — Long-Term Debt.

Contractual Obligations and Other Commitments

As of March 31, 2013, the scheduled maturity of our contractual obligations is as follows (in millions):

	Total	Less Than 1 Year	1 — 3 Years	3 — 5 Years	More Than 5 Years

Debt obligations (1)	$123.7	$20.5	$24.8	$77.7	$.7
Operating lease obligations	63.6	16.4	23.4	12.3	11.5

(1)   Includes all long-term debt, including the current portion of long-term debt on the face of the balance sheet as of March 31, 2013.

Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business.

Letters of credit —We had letters of credit outstanding as of March 31, 2013 totaling $3.6 million. All of these letters of credit were issued pursuant to the terms of our primary bank facility, which expires June 8, 2017.

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

Receivables, net of valuation allowance — Accounts receivable at March 31, 2013 were $164.6 million, net of a $3.3 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by a contraction in the U.S. economy or other factors beyond our control. Changes in our estimates of collectability could have a material adverse effect on our consolidated financial condition or results of operations.

Impairment of Goodwill — We evaluate the carrying value of our goodwill as of each fiscal year end, or at any time that management becomes aware of an indication of potential impairment. Under the applicable accounting standards, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of the events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform the first step of the two-step impairment test. In the first step, we determine fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”), multiplied by management’s estimate of an appropriate enterprise value-to-EBITDA multiple for each reporting unit, adjusted for a control premium. Management’s total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on or around the applicable balance sheet date, after considering an appropriate control premium (25% at March 31, 2013, based upon historical transactions in the printing industry). This total Company enterprise value-to-EBITDA multiple is then used as a starting point in determining the appropriate multiple for each reporting unit. If the carrying value of the reporting unit exceeds the estimated fair value of the reporting unit, we must perform a second step to measure the amount of impairment. This second step involves estimating the fair value of identifiable tangible and intangible assets and determining an implied value of goodwill. To the extent the implied value of goodwill is less than the carrying value of goodwill for a particular reporting unit, we are required to record an impairment charge. The process of determining the fair values of assets and liabilities can involve a considerable degree of estimation.

Impairment of long-lived assets — We evaluate long-lived assets, including property, plant and equipment, and intangible assets (other than goodwill) whenever events or changes in conditions indicate that the carrying value may not be recoverable. The evaluation requires us to estimate future undiscounted cash flows associated with an asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, then the need for impairment exists. Estimating future cash flows requires judgments regarding future economic conditions, demand for services and pricing. Although we believe our estimates are reasonable, significant differences in the actual performance of the asset or group of assets may materially affect our asset values and require an impairment charge in future periods.

Multi-Employer Pension Plans — We participate in multi-employer pension plans for certain of our employees covered by union agreements. Amounts expensed in the financial statements equal the regular contributions made to pension plans during the year. In addition to regular contributions, we could be obligated to pay additional amounts, known as a withdrawal liability, if a multi-employer pension plan has unfunded vested benefits and we decrease or cease participation in the plan. Our subsidiaries have in the past withdrawn from certain multi-employer pension plans. Upon withdrawing from a plan, we record an estimated liability equal to the present value of estimated required future withdrawal payments.  The estimated withdrawal liability will be adjusted upon receipt of notice from the pension plan of the actual withdrawal liability and required withdrawal payments.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. We are exposed to market risk in interest rates related primarily to our debt obligations, which as of March 31, 2013, include $49.9 million of fixed rate debt and $73.8 million of variable rate debt. A 1.0% increase in the interest rate on our variable rate debt would change our interest expense by approximately $.7 million on an annual basis. The following table sets forth the average interest rate for the scheduled maturities of our debt obligations as of March 31, 2013 ($ in millions):

	2014	2015	2016	2017	2018	Thereafter	Total	Estimated Fair Value At March 31, 2013
Fixed Rate Debt:
Amount	$20.5	$13.8	$11.0	$2.8	$1.1	$.7	$49.9	$50.3
Average interest rate	3.90%	3.67%	3.67%	3.23%	3.29%	3.29%	3.73%
Variable Rate Debt:
Amount	$—	$—	$—	$—	$73.8 (1)	$—	$73.8	$73.9
Average interest rate	—	—	—	—	1.74%	—	1.74%

(1)   Includes $1.5 million denominated in Canadian dollars.

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

Management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2013. The Company’s internal control over financial reporting as of March 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, which issued an attestation report that is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Consolidated Graphics, Inc.:

We have audited the accompanying consolidated balance sheets of Consolidated Graphics, Inc. and subsidiaries (collectively, the Company) as of March 31, 2013 and 2012, and the related consolidated income statements, statements of comprehensive income, statements of shareholders’ equity, and statements of cash flows for each of the years in the three-year period ended March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Graphics, Inc. and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consolidated Graphics, Inc.’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 28, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
May 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Consolidated Graphics, Inc.:

We have audited Consolidated Graphics, Inc.’s (the Company) internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2013 and 2012, and the related consolidated income statements, statements of comprehensive income, statements of shareholders’ equity, and statements of cash flows for each of the years in the three-year period ended March 31, 2013, and our report dated May 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
May 28, 2013

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31
	2013	2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,217	$6,065
Accounts receivable, net	164,647	162,093
Inventories	55,389	54,129
Prepaid expenses	15,877	14,976
Deferred income taxes	10,215	9,763
Total current assets	258,345	247,026
PROPERTY AND EQUIPMENT, net	343,832	377,055
GOODWILL	23,870	24,847
OTHER INTANGIBLE ASSETS, net	11,936	15,623
OTHER ASSETS	6,660	10,569
	$644,643	$675,120

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$20,550	$23,596
Accounts payable	83,578	90,392
Accrued liabilities	71,974	68,496
Total current liabilities	176,102	182,484
LONG-TERM DEBT, net of current portion	103,134	140,150
OTHER LIABILITIES	44,255	31,523
DEFERRED INCOME TAXES, net	42,778	47,262
Total liabilities	366,269	401,419
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 9,633,475 and 10,239,819 issued and outstanding	96	102
Additional paid-in capital	154,657	161,914
Retained earnings	124,139	109,832
Accumulated other comprehensive (loss) income	(518)	1,853
Total shareholders’ equity	278,374	273,701
	$644,643	$675,120

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Year Ended March 31
	2013	2012	2011

SALES	$1,048,237	$1,045,195	$1,054,040
COST OF SALES	804,969	809,163	802,348
Gross profit	243,268	236,032	251,692
SELLING EXPENSES	92,865	90,765	91,626
GENERAL AND ADMINISTRATIVE EXPENSES	97,458	97,454	88,828
GOODWILL IMPAIRMENT CHARGE	949	1,984	—
OTHER CHARGES	15,993	18,786	(1,945)
OTHER EXPENSE	289	294	237
Operating income	35,714	26,749	72,946
INTEREST EXPENSE	5,313	6,387	7,713
INTEREST INCOME	(86)	(96)	(101)
Income before taxes	30,487	20,458	65,334
INCOME TAX EXPENSE	8,262	6,356	23,922
Net income	$22,225	$14,102	$41,412

BASIC EARNINGS PER SHARE	$2.27	$1.33	$3.63
DILUTED EARNINGS PER SHARE	$2.26	$1.32	$3.57

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED TO COMPUTE EARNINGS PER SHARE
Basic	9,812	10,592	11,416
Diluted	9,837	10,708	11,598

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended March 31
	2013	2012	2011

NET INCOME	22,225	14,102	41,412
Other comprehensive loss — currency translation adjustment, net of tax	(2,371)	(861)	1,388
Comprehensive income	$19,854	$13,241	$42,800

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE, March 31, 2010	11,211	$112	$166,094	$101,894	$1,326	$269,426
Net income	—	—	—	41,412	—	41,412
Other comprehensive income — currency translation adjustment, net of tax					1,388	1,388
Exercise of stock options, including tax benefit	417	4	9,590	—	—	9,594
Repurchase and retirement of common stock	(556)	(6)	(8,444)	(19,316)	—	(27,766)
Share-based compensation expense	—	—	3,307	—	—	3,307
BALANCE, March 31, 2011	11,072	$110	$170,547	$123,990	$2,714	$297,361
Net income	—	—	—	14,102	—	14,102
Other comprehensive loss — currency translation adjustment, net of tax					(861)	(861)
Exercise of stock options, including tax benefit	191	2	4,249	—	—	4,251
Repurchase and retirement of common stock	(1,023)	(10)	(15,532)	(28,260)	—	(43,802)
Share-based compensation expense	—	—	2,650	—	—	2,650
BALANCE, March 31, 2012	10,240	$102	$161,914	$109,832	$1,853	$273,701
Net income	—	—	—	22,225	—	22,225
Other comprehensive loss — currency translation adjustment, net of tax					(2,371)	(2,371)
Exercise of stock options, including tax benefit	83	1	1,405	—	—	1,406
Repurchase and retirement of common stock	(690)	(7)	(10,987)	(7,918)	—	(18,912)
Share-based compensation expense	—	—	2,325	—	—	2,325
BALANCE, March 31, 2013	9,633	$96	$154,657	$124,139	$(518)	$278,374

See accompanying notes to consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31
	2013	2012	2011

OPERATING ACTIVITIES

Net income	$22,225	$14,102	$41,412
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	69,672	68,506	65,106
Amortization	3,586	3,593	3,574
Bad debt expense	1,384	970	102
Goodwill impairment charge	949	1,984	—
Other charges	15,993	18,786	(1,945)
Foreign currency (gain) loss	(25)	50	87
Deferred income taxes	(4,885)	2,711	12,059
Share-based compensation expense	2,325	2,650	3,307
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	(4,684)	11,498	2,179
Inventories	(1,409)	(2,761)	(666)
Prepaid expenses	(985)	(1,528)	(4,021)
Other assets	3,896	2,141	(4,886)
Accounts payable and accrued liabilities	(4,752)	(16,161)	(4,814)
Other liabilities	(3,058)	1,649	(909)
Income taxes payable	(18)	2	(9,422)
Net cash provided by operating activities	100,214	108,192	101,163

INVESTING ACTIVITIES

Acquisitions of businesses, net of cash acquired	(129)	(3,399)	(7,224)
Capital expenditures	(38,852)	(59,965)	(68,752)
Proceeds from asset dispositions	3,218	3,209	3,905
Net cash used in investing activities	(35,763)	(60,155)	(72,071)

FINANCING ACTIVITIES

Proceeds from bank credit facilities	91,474	167,021	229,289
Payments on bank credit facilities	(111,453)	(181,092)	(234,787)
Proceeds from issuance of term equipment notes	1,591	24,052	25,508
Payments on term equipment notes and other debt	(22,027)	(16,123)	(33,820)
Payments to repurchase and retire common stock	(18,912)	(43,802)	(27,766)
Proceeds from exercise of stock options, including excess tax benefit	1,406	4,251	9,594
Net cash used in financing activities	(57,921)	(45,693)	(31,982)

Effect of exchange rate changes on cash and cash equivalents	(378)	11	(141)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	6,152	2,355	(3,031)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,065	3,710	6,741
CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,217	$6,065	$3,710

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

The Company’s sales are derived from providing commercial printing and print-related services. These services consist of (i) traditional print services, including electronic prepress, digital and offset printing, finishing, storage and delivery of high-quality printed documents which are custom manufactured to its customers’ design specifications; (ii) fulfillment and mailing services for such printed materials; (iii) technology solutions that enable its customers to more efficiently procure and manage printed materials and/or design, procure, distribute, track and analyze results of printing-based marketing programs and activities; and (iv) multi-media capabilities allowing its customers to supplement the message of their printed materials through other media, such as the internet, email, or text messaging.

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

Reclassification and Other Corrections — Certain reclassifications of prior period data have been made to conform to the current period reporting. Additionally, the Company has corrected deferred tax accounts in the March 31, 2012 consolidated balance sheet to reflect deferred taxes associated with a multi-employer pension withdrawal accrual as noncurrent.  This resulted in a reduction of the current deferred tax asset and non-current deferred tax liability in the amount of $6,789.

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Pursuant to the Company’s cash management system, the Company deposits cash into its bank accounts as checks written by the Company are presented to the bank for payment. Checks issued by the Company but not presented to the bank for payment are included in accounts payable and totaled $38,140 as of March 31, 2013 and $42,993 as of March 31, 2012.

Revenue Recognition and Accounts Receivable — The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Revenue from distribution services is recognized when the services are provided. Because printed products manufactured for the Company’s customers are customized based upon the customer’s specifications, product returns are not significant. Revenue is recognized net of sales taxes. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

accounting for more than 7% of the Company’s revenues in any of the years ended March 31, 2013, 2012 or 2011. The Company maintains an allowance for doubtful accounts based upon its evaluation of aging of receivables, historical experience and the current economic environment. Accounts receivable in the accompanying consolidated balance sheets are reflected net of allowance for doubtful accounts of $3,323 and $3,246 at March 31, 2013 and 2012, respectively.

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

	March 31
	2013	2012

Raw materials	$24,189	$24,565
Work in progress	23,676	21,345
Finished goods	7,524	8,219
	$55,389	$54,129

Goodwill and Long-Lived Assets — Goodwill totaled $23,870 at March 31, 2013 and represents the excess of the Company’s purchase cost over the fair value of the net identifiable assets acquired, net of previously recorded amortization and impairment charges. Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.

The Company applies the provisions of Accounting Standards Update No. 2011-08 “Intangibles-Goodwill and Other” (Topic 350): Testing for Impairment (“ASU 2011-08”), which permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of the events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is required to perform the first step of the two-step impairment test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value including goodwill. The Company estimates the fair value for each reporting unit using trailing twelve months earnings before interest, income taxes and depreciation and amortization (“EBITDA”) multiplied by management’s estimate of an appropriate enterprise value-to-EBITDA multiple for each reporting unit, adjusted for a control premium. Management’s total Company enterprise value-to-EBITDA multiple is based upon the multiple derived from using the market capitalization of the Company’s common stock on or around the applicable balance sheet date, after considering an appropriate control premium (25% at March 31, 2013, based upon historical transactions in the printing industry). If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment. The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangible assets as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill in the “proforma” business combination accounting described above exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. A recognized impairment loss cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. The Company recognized a non-cash, pre-tax impairment charge to its goodwill in the amount of $949 for the year ended March 31, 2013 and $1,984 for the year ended March 31, 2012. Tax benefits totaling $370 in fiscal 2013 and $774 in fiscal 2012 were recorded in connection with these impairments.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

Goodwill is as follows:

	Year Ended March 31
	2013	2012	2011

Beginning balance, gross	$240,231	$240,524	$237,626
Accumulated impairments	(215,384)	(213,400)	(213,400)
Beginning balance, net	24,847	27,124	24,226
Acquisitions	124	(102)	2,546
Foreign exchange translation	(152)	(191)	352

Impairment charges	(949)	(1,984)	—

Ending balance	$23,870	$24,847	$27,124

The Company compares the carrying value of long-lived assets, including property, plant and equipment and intangible assets (other than goodwill), to projections of future undiscounted cash flows attributable to such assets whenever events or changes in conditions indicate the carrying value may not be recoverable. In the event that the carrying value of any long-lived asset exceeds the projection of future undiscounted cash flows attributable to such asset, the Company records an impairment charge against income equal to the excess, if any, of the carrying value over the asset’s fair value. The Company recorded impairments of $1,896, $2,016 and $1,205 in fiscal 2013, 2012 and 2011, respectively, which are included in other charges in the consolidated income statements.

The net book value of other intangible assets at March 31, 2013 was $11,936. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions and are generally amortized on a straight-line basis over periods of between 5 and 25 years. Such assets are evaluated for recoverability with other long-lived assets as discussed above. Amortization expense totaled $3,586, $3,593 and $3,574 in fiscal 2013, 2012 and 2011, respectively. The Company’s future amortization expense by fiscal year is as follows:

	2014	2015	2016	2017	2018

Amortization expense	$3,269	$3,269	$2,162	$957	$166

Accrued Liabilities — The significant components of accrued liabilities are as follows:

	March 31
	2013	2012

Compensation and benefits	$29,639	$26,920
Advances from customers	11,867	10,066
Other (1)	16,848	17,815
Manufacturing materials and services	8,949	9,136
Sales, property and other taxes	4,671	4,559
	$71,974	$68,496

(1) Other accrued liabilities include accrued self-insurance claims for certain insurance programs. None of the individual items in other accrued liabilities at March 31, 2013 and 2012 were individually greater than 5% of total current liabilities in those years.

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

Multi-Employer Pension Plans — The Company participates in multi-employer pension plans for certain of its employees covered by union agreements. Amounts expensed in the financial statements equal the regular contributions made to pension plans during the year. In addition to regular contributions, the Company could be obligated to pay additional amounts, known as a withdrawal liability, if a multi-employer pension plan has unfunded vested benefits and the Company decreases or ceases participation in the plan. The Company’s subsidiaries have in the past withdrawn from certain multi-employer pension plans. Upon withdrawing from a plan, the Company records an estimated liability equal to the present value of estimated required future withdrawal payments.  The estimated withdrawal liability will be adjusted upon receipt of notice from the pension plan of the actual withdrawal liability and required withdrawal payments.

Supplemental Cash Flow Information — The consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. The Company paid cash for interest totaling $5,321, $6,389 and $7,797 for the years ended March 31, 2013, 2012 and 2011, respectively. The Company paid cash for income taxes, net of refunds, totaling $13,915, $2,857 and $17,521 for the years ended March 31, 2013, 2012 and 2011, respectively.

Earnings Per Share — Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares, dilutive stock options and restricted stock unit awards outstanding using the treasury stock method. Earnings per share are set forth below:

	Year Ended March 31
	2013	2012	2011

Numerator:
Net income	$22,225	$14,102	$41,412
Denominator:
Weighted average number of common shares outstanding	9,812,400	10,591,642	11,416,002
Dilutive options and stock awards	24,413	115,886	182,146
Diluted weighted average number of common shares outstanding	9,836,813	10,707,528	11,598,148
Net earnings per share
Basic	$2.27	$1.33	$3.63
Diluted	$2.26	$1.32	$3.57

Diluted net earnings per share take into consideration the dilutive effect of certain unvested restricted stock unit awards and unexercised stock options. For the years ended March 31, 2013, 2012 and 2011, options to purchase 1,023,500, 866,300 and 881,341 shares of common stock, respectively, were outstanding but not included in the computation of diluted net earnings per share because inclusion would have an anti-dilutive effect.

Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the recorded values of its variable rate debt obligations, which totaled $73,793 and $96,793 at March 31, 2013 and 2012, respectively, approximated their fair values. The Company believes that the recorded values of its fixed rate debt obligations, which totaled $49,891 and $66,953 at March 31, 2013 and 2012, respectively, approximated their fair values. Our debt obligations are classified within Level 2 of the valuation hierarchy and are valued utilizing estimated interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.

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

Share-Based Compensation — The Company accounts for share-based compensation by measuring the cost of the employee services received in exchange for an award of equity instruments, including grants of stock options and restricted stock unit awards, based on the fair value of the award at the date of grant. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected as cash flow from financing activities in the consolidated statements of cash flows.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

Foreign Currency — Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at period-end exchange rates. Income and expense items are translated at the average monthly exchange rates. The effects of period-end translation are included as a component of Accumulated Other Comprehensive Income (Loss).  The net foreign currency transaction loss (gain) related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency totaled ($351), $294 and $237 in fiscal 2013, 2012 and 2011, respectively, and is recorded in Other Expense on the consolidated income statements.

Accumulated Other Comprehensive Income (Loss) — Accumulated Other Comprehensive Income (Loss) is comprised of foreign currency translation adjustments, net of taxes.

Geographic Information — Revenues of the Company’s subsidiaries operating outside the United States were $59,703, $58,041 and $55,956 in fiscal 2013, 2012 and 2011, respectively, and long-lived assets were $36,192 and $36,233 as of March 31, 2013 and 2012, respectively.

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

In fiscal 2013, the Company paid cash totaling $129 to satisfy liabilities in connection with a prior year acquisition.

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

The following is a summary of the Company’s property and equipment and their estimated useful lives:

	March 31		Estimated Life
Description	2013	2012	in Years

Land	$16,264	$15,717	—
Buildings and leasehold improvements	146,407	134,297	5-30
Machinery and equipment	614,890	610,770	3-20
Computer equipment and software	54,097	58,182	2-5
Furniture, fixtures and other	14,596	21,738	2-7
	846,254	840,704
Less—accumulated depreciation	(502,422)	(463,649)
	$343,832	$377,055

Depreciation expense related to the Company’s property and equipment totaled $69,213 in 2013, $68,855 in 2012 and $65,323 in 2011.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

5. LONG-TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	March 31
	2013	2012

Bank credit facilities	$73,793	$93,793
Term equipment notes	47,875	65,310
Other	2,016	4,643
	123,684	163,746
Less—current portion	(20,550)	(23,596)
	$103,134	$140,150

In June 2012, the Company amended its existing primary secured credit agreement (the “Credit Agreement”) to, among other things, extend the maturity date from October 6, 2014 to June 8, 2017. The Credit Agreement currently provides up to $285,000 in revolving credit and contains an accordion feature that could, under prescribed conditions, increase the facility by $100,000 to $385,000. At March 31, 2013, outstanding borrowings under the Credit Agreement were $70,000 and accrued interest at a weighted average rate of 1.7%.

Under the terms of the Credit Agreement, the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. In order to repurchase Company common stock under the terms of the Credit Agreement, the Company must (1) demonstrate compliance on a proforma basis, giving effect to such repurchase with the financial covenants set forth in the Credit Agreement, and (2) have a Leverage Ratio (Debt divided by EBITDA, as defined in the Credit Agreement) not exceeding 2.75 to 1.00 on a proforma basis after giving effect to such repurchase. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. The collateral also secures, on a pari passu basis, the obligations under the A&B Credit Facility and the Auxiliary Bank Facilities described below. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either LIBOR plus a margin of 1.25% to 2.25%, or an alternate base rate (based upon the greater of (i) the administrative agent bank’s prime lending rate, (ii) the sum of the LIBOR rate for a one-month interest period plus 1.50% or (iii) the sum of the Federal Funds effective rate plus .5% per annum) plus a margin of 0% to .75%. The Company is also required to pay an annual commitment fee ranging from .25% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At March 31, 2013, the applicable margin on LIBOR based loans was 1.5%, the applicable margin on alternative base rate loans was 0% and the applicable commitment fee was .25% on unused amounts.

The Company is subject to certain covenants and restrictions, including limitations on additional indebtedness it may incur in the future, and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at March 31, 2013. In the event the Company is unable to remain in compliance with the Credit Agreement covenants and financial tests contained in the Credit Agreement in the future, the Company’s lenders would have the right to declare it in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event the Company was unable to obtain a waiver from its lenders or renegotiate or refinance these obligations, a material adverse effect on the ability of the Company to conduct its operations in the ordinary course would likely result.

The Company also maintains a secured credit facility (the “A&B Credit Facility”) which provides revolving credit for its Canadian subsidiary, Annan & Bird Lithographers, Inc., available for both U.S. dollar and Canadian dollar loans not to exceed in the aggregate $25,000 (U.S. equivalent). The A&B Credit Facility expires in June 2017. At March 31, 2013, outstanding borrowings were $1,473 (U.S. equivalent) which accrued interest at a weighted average rate of 2.8%. The A&B Credit Facility contains many of the same covenants and restrictions contained in the Credit Agreement. Additionally, a default by the Company under the Credit Agreement constitutes a default under the A&B Credit Facility and vice-versa.

In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”). Each Auxiliary Bank Facility is secured and has a maximum borrowing capacity of $5,000. One facility expires in December 2013 while the other facility expires in October 2014. At March 31, 2013, outstanding borrowings under the Auxiliary Bank Facilities totaled $2,320 and accrued interest at a weighted average rate of 2.0%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in December 2013, such

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

borrowings are classified as long-term debt in the accompanying condensed consolidated balance sheet at March 31, 2013. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.

At March 31, 2013, outstanding borrowings under term equipment notes totaled $47,875 and carried interest rates between 2.8% and 4.1%. The term equipment notes provide for principal payments plus interest for defined periods of up to seven years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. Most of the term equipment notes cross-default to the events of default set forth in the Credit Agreement.

At March 31, 2013, other debt obligations totaled $2,016 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 16 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

As of March 31, 2013, the Company’s available credit under existing credit facilities was $242,648.

The principal payment requirements by fiscal year under the Company’s debt obligations referenced above are:

	2014	2015	2016	2017	2018	Thereafter

Debt obligations	$20,550	$13,775	$10,974	$2,801	$74,862	$722

6. INCOME TAXES

Income before income taxes for the years ended March 31 were as follows:

	Year Ended March 31
	2013	2012	2011

Domestic	$22,188	$10,759	$54,138
Foreign	8,299	9,699	11,196
Income before taxes	$30,487	$20,458	$65,334

The provision for income taxes is comprised of the following:

	Year Ended March 31
	2013	2012	2011

Current
Federal	$10,662	$1,206	$7,909
State	1,317	96	1,406
Foreign	1,203	2,382	2,455
Current income taxes	13,182	3,684	11,770

Deferred
Federal	(4,548)	2,613	9,785
State	(883)	255	2,215
Foreign	511	(196)	152
Deferred income taxes	(4,920)	2,672	12,152
Income tax expense	$8,262	$6,356	$23,922

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

The provision for income taxes differs from an amount computed at the federal statutory rate as follows:

	Year Ended March 31
	2013	2012	2011

Provision at the federal statutory rate	$10,706	$7,160	$22,866
Non-deductible expenses	768	971	1,309
Adjustment to unrecognized tax benefits	(1,838)	(1,732)	(2,069)
State income taxes, net of federal income tax effect	1,186	1,515	3,365
Foreign income taxed at other rates	(1,262)	(1,214)	(1,383)
Benefit of domestic production deduction	(1,105)	(64)	(525)
Other	(193)	(280)	359
Income tax expense	$8,262	$6,356	$23,922

At March 31, 2013 and 2012, a current income tax receivable of $4,600 and $4,749 was included in prepaid expenses, primarily relating to federal, state and foreign overpayments for 2013 and federal and state overpayments for 2012.

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts as measured based on enacted tax laws and regulations. As of March 31, 2013 and 2012, the Company had tax benefits relating to various state net operating losses and other tax credit carryforwards, net of federal benefit, of $4,470 and $3,625. The losses and credits expire in years 2013 through 2032. The Company records a valuation allowance, when appropriate, to adjust deferred tax asset balances to the amount the Company expects to realize. The Company considers the history of taxable income and expectations of future taxable income, among other factors, in assessing the potential need for a valuation allowance. As of March 31, 2013 and 2012, a valuation allowance of ($3,424) and ($2,538) was recorded related to certain deferred tax assets.

Deferred U.S. income taxes and foreign withholding taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in foreign subsidiaries, because such excess is considered to be permanently reinvested in those operations. If earnings were repatriated, the Company would need to accrue and pay taxes. The Company has no current intention of repatriating earnings. At March 31, 2013, approximately $5,783 of U.S. taxes and foreign withholding taxes would be due if the aggregate unremitted earnings of $41,547 were distributed.

The components of deferred income tax assets and liabilities are as follows:

	March 31
	2013	2012
Deferred income tax assets
Goodwill and intangibles (1)	$18,234	$21,096
Litigation reserve	92	78
Compensation and benefit accruals	5,449	5,383
Stock based compensation	7,754	6,892
Other liabilities (1)	3,140	2,932
Net operating losses and credits (1)	4,470	3,625
Accounts receivable and inventories	370	452
Pension Reserve (1)	10,683	6,789
Total deferred income tax assets	50,192	47,247
Valuation allowance (1)	(3,424)	(2,538)
Net deferred income tax assets	$46,768	$44,709

(1)              These deferred income tax assets are long-term in nature and therefore are netted against long-term deferred income tax liabilities for presentation in the accompanying consolidated balance sheets.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

	March 31
	2013	2012

Deferred income tax liabilities
Property and equipment	$75,881	$79,166
Prepaid expenses (2)	2,861	2,696
Other (2)	589	346
Total deferred income tax liabilities	$79,331	$82,208

(2)   These deferred tax liabilities are current in nature and therefore netted against current deferred income tax assets for presentation in the accompanying consolidated balance sheets.

As of March 31, 2013, the balance of unrecognized tax benefits was $11,155. Of the unrecognized tax benefits at March 31, 2013, $10,544, if recognized, would decrease the Company’s effective income tax rate and increase net income. The unrecognized tax benefits relate to certain tax deductions claimed on federal and state tax returns for which the ultimate outcome is uncertain.

In the year ended March 31, 2013, the reserve for unrecognized tax benefits declined $1,135.  This decrease primarily relates to deductions claimed on the federal and state tax returns for which the ultimate outcome is uncertain, which was offset by reserve releases due to the expiration of various statutes of limitations  The Company recognized a $2,734 net decrease in tax expense due to a portion of the change in the reserve during the year ended March 31, 2013.

The Company’s federal income tax returns for the tax years 2009 and after remain subject to examination. The Company is currently under examination by the Internal Revenue Service for tax years 2009 and 2010. The various states in which the Company is subject to income tax are generally open for the tax years after 2008.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. For the year-ended March 31, 2013, the Company recognized an increase in interest expense of $264. Accrued interest and penalties of $1,562 and $1,826 relate to income tax uncertainties that were recognized as a component of other noncurrent liabilities at March 31, 2013 and March 31, 2012, respectively.

The Company’s unrecognized tax benefit activity for the fiscal year ended March 31, 2013 and March 31, 2012, was as follows:

	March 31
	2013	2012
Unrecognized tax benefit at beginning of year	$12,290	$13,819
Decreases for tax positions in prior periods	(68)	(202)
Additions for tax positions in current periods	2,164	1,539
Lapse of statute of limitations	(3,231)	(2,866)
Unrecognized tax benefit at end of year	$11,155	$12,290

7. COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company has entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of its business. The Company incurred total operating lease expense of $17,339, $19,721 and $19,604 for the years ended March 31, 2013, 2012 and 2011, respectively.

The Company’s future operating lease obligations by fiscal year are as follows:

	2014	2015	2016	2017	2018	Thereafter

Operating lease obligations	$16,378	$13,063	$10,374	$7,426	$4,878	$11,435

Letters of Credit — The Company had letters of credit outstanding as of March 31, 2013 totaling $3,584. All of these letters of credit were issued pursuant to the terms of the Company’s Credit Agreement, which expires June 8, 2017.

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

Legal Matters — From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company maintains insurance coverage against certain types of potential claims in an amount which it believes to be adequate, but there is no assurance that such coverage will in fact cover, or be sufficient to cover, all potential claims. Currently, the Company is not aware of any legal proceedings or claims pending against it that its management believes will have a material adverse effect on its consolidated financial condition or results of operations.

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

8. SHARE-BASED COMPENSATION

Pursuant to the Consolidated Graphics, Inc. 1994 Amended and Restated Long-Term Incentive Plan (as amended, the “1994 Plan”), employees of the Company and members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock, restricted stock unit awards or other forms of equity-based compensation. Options granted pursuant to the 1994 Plan include incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options. Options previously granted under the 1994 Plan were at a strike price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to ten years. Unvested options generally are cancelled on termination of employment and vested options generally expire shortly after termination of employment. Otherwise, options expire after final vesting at the end of a fixed period generally not in excess of an additional five years. At March 31, 2013, a total of 1,473,668 common shares were reserved for issuance pursuant to the 1994 Plan, of which 58,001 shares of the Company’s common stock were available for future grants. Of the 58,001 shares available for future grants, 37,500 shares may be granted as restricted stock unit awards.

At the 2012 Annual Meeting of Shareholders, the Company’s shareholders voted to adopt the Consolidated Graphics, Inc. 2012 Long-Term Incentive Plan (the “2012 Plan”). The 2012 Plan provides for a total of 350,000 common shares. At March 31, 2013 no options to purchase shares of the Company’s common stock or other forms of equity-based compensation were granted pursuant to the 2012 Plan.

The following table sets forth stock option and restricted stock unit award transactions under the 1994 Plan in terms of underlying shares of the Company’s common stock:

	For the Years Ended March 31
	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at April 1	1,342,467	$46.58	1,422,550	$43.62	1,842,820	$37.61
Granted	237,500	34.01	127,500	48.84	27,500	42.62
Exercised	(83,500)	15.81	(190,864)	24.50	(417,047)	16.10
Forfeited or expired	(80,800)	40.75	(16,719)	41.87	(30,723)	48.68
Outstanding at March 31	1,415,667	46.25	1,342,467	46.58	1,422,550	43.62
Exercisable at March 31	944,500	49.34	864,768	47.69	871,158	43.90

For fiscal 2013, the number of shares exercised includes vesting of 12,500 restricted stock unit awards and the number of shares outstanding at year-end includes 4,167 unvested restricted stock unit awards. For fiscal 2012, the number of shares exercised includes vesting of 22,292 restricted stock unit awards and the number of shares outstanding at year-end includes 16,667 unvested restricted stock unit awards. For fiscal 2011, the number of shares granted includes 12,500 restricted stock unit awards having an aggregate fair value at date of grant of $529, the number of shares exercised includes vesting of 18,124 restricted stock unit awards and the number of shares outstanding at year-end includes 38,959 unvested restricted stock unit awards. For fiscal 2013, 2012 and 2011, the weighted

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

average exercise price of shares granted, exercised and outstanding is based solely on stock option grants and exercises and excludes the restricted stock unit awards which have no exercise price component.

The total fair value of options and restricted stock unit awards which vested was $4,293, $4,470 and $4,291 for the years ended March 31, 2013, 2012 and 2011, respectively. The aggregate intrinsic value of options and restricted stock unit awards outstanding was $4,207, $7,690 and $18,708 for the years ended March 31, 2013, 2012 and 2011, respectively. The aggregate intrinsic value of options and restricted stock unit awards exercised was $1,429, $5,790 and $9,695 for the years ended March 31, 2013, 2012 and 2011, respectively.

The weighted average grant date fair value of stock options granted during the three years ended March 31, 2013, all of which were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes-Merton pricing model (“Black-Scholes”) are as follows:

	Year Ended March 31
	2013	2012	2011

Weighted average fair value per share of option grants during the year	$17.77	$25.18	$21.51
Assumptions:
Expected option life in years	6.5	6.5	6.5
Risk-free interest rate	.77%	.96%	1.41%
Expected volatility	54.13%	52.9%	50.6%
Expected dividend yield	—	—	—

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

Outstanding and exercisable stock options and restricted stock unit awards at March 31, 2013 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Shares	Weighted Average Exercise Price
Stock Options
$ 5.00 — $20.00	88,000	$16.64	5.9	47,000	$16.60
$20.01 — $30.00	162,500	26.88	6.7	50,000	23.00
$30.01 — $40.00	137,500	38.59	9.8	2,500	35.79
$40.01 — $50.00	93,000	41.50	3.3	84,000	41.38
$50.01 — $60.00	930,500	54.04	4.6	761,000	54.01
	1,411,500	46.25	5.4	944,500	49.34
Restricted stock unit awards	4,167		—	—
Outstanding at March 31, 2013	1,415,667			944,500

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

For the year ended March 31, 2013, the Company recorded $2,325 of share-based compensation expense. The after-tax impact to net income was $1,418, and the impact to both basic and diluted earnings per share was $.14 in fiscal 2013. The Company recorded $2,650 of share-based compensation expense for the year ended March 31, 2012. The after-tax impact to net income was $1,617, and the impact to both basic and diluted earnings per share was $.15 in fiscal 2012. The Company recorded $3,307 of share-based compensation expense for the year ended March 31, 2011. The after-tax impact to net income was $2,017, and the impact to basic earnings per share was $.18 and diluted earnings per share was $.17 in fiscal 2011.

As of March 31, 2013, $5,009 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 1.9 years.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

9. MULTI-EMPLOYER PENSION PLANS

The Company participates in multi-employer pension plans for certain of its union employees covered by collective bargaining agreements. Amounts expensed in the financial statements equal the regular contributions made to the pension plans during the year. Total regular contributions to the multi-employer pension plans were $323 in fiscal 2013, $446 in fiscal 2012, and $771 in fiscal 2011.

In addition to regular contributions, the Company could be obligated to pay additional amounts, known as a withdrawal liability, if a multi-employer pension plan has unfunded vested benefits and the Company decreases or ceases participation in the plan.  In fiscal 2013 and 2012, the Company accrued $10,321 and $16,769, respectively, for the present value of the liabilities for withdrawing from certain multi-employer pension plans.  During fiscal 2013, the Company completely withdrew from the only multi-employer pension plan considered to be individually significant for the Company.  The accrued pension liability as of March 31, 2013 and March 2012, respectively, was $28,174 and $18,073. The final calculation of the withdrawal liability is pending finalization of certain plan year related data and is therefore subject to adjustment.

10. SUPPLEMENTAL SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

The following table contains selected unaudited quarterly financial data from the unaudited consolidated income statements for each quarter of fiscal 2013 and 2012. The Company believes this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal annual earnings per share.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

Fiscal 2013
Sales	$238,310		$263,633		$295,277		$251,017
Gross profit	50,342		60,927		72,561		59,438
Net income (loss)	(448	)(1)	6,709	(2)	16,259	(3)	(295	)(4)
Basic earnings (loss) per share	(.04)		.68		1.69		(.03)
Diluted earnings (loss) per share	(.04)		.68		1.68		(.03)

Fiscal 2012
Sales	$243,352		$267,401		$283,891		$250,551
Gross profit	54,141		61,457		67,839		52,594
Net income (loss)	1,585	(5)	7,535	(6)	10,834		(5,852	)(7)
Basic earnings (loss) per share	.14		.70		1.05		(.57)
Diluted earnings (loss) per share	.14		.69		1.04		(.57)

(1)               Includes $1,018 other charges, net of taxes.

(2)               Includes $1,399 other charges, net of taxes.

(3)               Includes $213 other charges, net of taxes.

(4)               Includes $7,126 other charges, net of taxes.

(5)               Includes $2,904 other charges, net of taxes.

(6)               Includes $390 other charges, net of taxes.

(7)               Includes $8,238 other charges, net of taxes.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On May 23, 2013, the Company’s Board of Directors adopted certain minor changes to Section XVII of the Code of Ethics to require pre-approval by the Chief Financial Officer of any “facilitating” payments (as contemplated by the Foreign Corrupt Practices Act), which the Company generally discourages.

PART III

The information called for by “Item 10. Directors, Executive Officers and Corporate Governance,” “Item 11. Executive Compensation,” “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” “Item 13. Certain Relationships and Related Transactions, and Director Independence” and “Item 14. Principal Accountant Fees and Services” is incorporated by reference herein from the Company’s Proxy Statement for its Annual Meeting of Shareholders (presently scheduled to be held August 8, 2013) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after March 31, 2013.

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

*10.4	—	Employment Agreement dated September 19, 2012, between the Company and Jon C. Biro (Consolidated Graphics, Inc. Form 8-K (September 25, 2012), Exhibit 10.1).+
*10.5	—	Change in Control Agreement, dated September 19, 2012, between the Company and Jon C. Biro (Consolidated Graphics, Inc. Form 8-K (September 25, 2012), Exhibit 10.2).+
10.6	—	Form of Indemnification Agreement for directors and executive officers.
*10.7	—

Credit Agreement dated August 20, 2010 between the Company, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc. as co-lead arranger and sole book runner, Wells Fargo Bank, National Association, as syndication agent and co-lead arranger, and the lenders and guarantors party thereto (Consolidated Graphics, Inc. Form 8-K (August 20, 2010), Exhibit 10.1).

*10.8	—

First Amendment to Credit Agreement, dated as of June 8, 2012, between the Company, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc. as co-lead arranger and sole book runner, Wells Fargo Bank, National Association, as syndication agent and co-lead arranger, and the lenders and guarantors party thereto (Consolidated Graphics, Inc. Form 8-K (June 8, 2012), Exhibit 10.1).
*10.9	—	Form of Non-Employee Director Non-Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.13).+
*10.10	—	Form of Employee Incentive Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.14).+
*10.11	—	Form of Employee Non- Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.15).+
*10.12	—	Form of Restricted Stock Unit Agreement (Consolidated Graphics, Inc. Form 8-K (June 14, 2007), Exhibit 10.1).+
*10.13	—	Consolidated Graphics, Inc. Annual Incentive Compensation Plan, dated effective as of April 1, 2008 (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.2).+
*10.14	—	Form of Annual Incentive Award Agreement for Executives (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.3).+
*10.15	—

Consolidated Graphics, Inc. 2012 Long Term Incentive Compensation Plan, dated effective as of July 11, 2012 (Consolidated Graphics, Inc. Definitive Proxy Statement on Schedule 14A (July 12, 2012), Exhibit A).+

*10.16	—	Form of 2012 Long-Term Incentive Plan, Non-Employee Director Non-Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-Q (February 6, 2013), Exhibit 10.1).+
*10.17	—	Form of 2012 Long-Term Incentive Plan, Employee Incentive Stock Option Agreement (Consolidated Graphics, Inc. Form 10-Q (February 6, 2013), Exhibit 10.2).+
*10.18	—	Form of 2012 Long-Term Incentive Plan, Employee Non-Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-Q (February 6, 2013), Exhibit 10.3).+
14	—	Consolidated Graphics, Inc. Code of Ethics, as amended.
21	—	List of Subsidiaries.
23	—	Consent of KPMG LLP.
24	—	Powers of Attorney.
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*            Incorporated by reference.

+            Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Year	Amount Charged to Expense	Utilization of Reserve (Net of Recoveries)	Balance at End of Year

Allowance for Doubtful Accounts
Year Ended March 31, 2013	$3,246	$1,384	$(1,307)	$3,323
Year Ended March 31, 2012	3,657	970	(1,381)	3,246
Year Ended March 31, 2011	4,348	102	(793)	3,657

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Consolidated Graphics, Inc.:

Under date of May 28, 2013, we reported on the consolidated balance sheets of Consolidated Graphics, Inc. and subsidiaries (collectively, the Company) as of March 31, 2013 and 2012, and the related consolidated income statements, statements of comprehensive income, statements of shareholders’ equity, and statements of cash flows for each of the years in the three-year period ended March 31, 2013, which are included in Item 8 of this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II — Valuation and Qualifying Accounts, included herein. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Houston, Texas
May 28, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Houston, State of Texas on the 28nd day of May, 2013.

CONSOLIDATED GRAPHICS, INC.

By:	/s/ Joe R. Davis
Joe R. Davis
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe R. Davis	Chief Executive Officer and Director
Joe R. Davis	(Principal Executive Officer)	May 28, 2013

/s/ Jon C. Biro	Executive Vice President, Chief Financial and Accounting
Jon C. Biro	Officer and Secretary
	(Principal Financial and Accounting Officer)	May 28, 2013

/s/ BRADY F. CARRUTH*	Director
Brady F. Carruth

/s/ I.T. CORLEY*	Director
I.T. Corley

/s/ GARY L. FORBES*	Director
Gary L. Forbes

/s/ JAMES H. LIMMER*	Director
James H. Limmer

/s/ TODD A. REPPERT*	Director
Todd A. Reppert

* By:	/s/ Joe R. Davis	May 28, 2013
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

*10.4	—	Employment Agreement dated September 19, 2012, between the Company and Jon C. Biro (Consolidated Graphics, Inc. Form 8-K (September 25, 2012), Exhibit 10.1).+
*10.5	—	Change in Control Agreement, dated September 19, 2012, between the Company and Jon C. Biro (Consolidated Graphics, Inc. Form 8-K (September 25, 2012), Exhibit 10.2).+
10.6	—	Form of Indemnification Agreement for directors and executive officers.
*10.7	—

Credit Agreement dated August 20, 2010 between the Company, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc. as co-lead arranger and sole book runner, Wells Fargo Bank, National Association, as syndication agent and co-lead arranger, and the lenders and guarantors party thereto (Consolidated Graphics, Inc. Form 8-K (August 20, 2010), Exhibit 10.1).

*10.8	—

First Amendment to Credit Agreement, dated as of June 8, 2012, between the Company, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc. as co-lead arranger and sole book runner, Wells Fargo Bank, National Association, as syndication agent and co-lead arranger, and the lenders and guarantors party thereto (Consolidated Graphics, Inc. Form 8-K (June 8, 2012), Exhibit 10.1).

*10.9	—	Form of Non-Employee Director Non-Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.13).+
*10.10	—	Form of Employee Incentive Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.14).+
*10.11	—	Form of Employee Non- Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-K (March 31, 2008), Exhibit 10.15).+
*10.12	—	Form of Restricted Stock Unit Agreement (Consolidated Graphics, Inc. Form 8-K (June 14, 2007), Exhibit 10.1).+
*10.13	—	Consolidated Graphics, Inc. Annual Incentive Compensation Plan, dated effective as of April 1, 2008 (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.2).+
*10.14	—	Form of Annual Incentive Award Agreement for Executives (Consolidated Graphics, Inc. Form 8-K (May 29, 2008), Exhibit 10.3).+
*10.15	—

Consolidated Graphics, Inc. 2012 Long Term Incentive Compensation Plan, dated effective as of July 11, 2012 (Consolidated Graphics, Inc. Definitive Proxy Statement on Schedule 14A (July 12, 2012), Exhibit A).+

*10.16	—	Form of 2012 Long-Term Incentive Plan, Non-Employee Director Non-Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-Q (February 6, 2013), Exhibit 10.1).+
*10.17	—	Form of 2012 Long-Term Incentive Plan, Employee Incentive Stock Option Agreement (Consolidated Graphics, Inc. Form 10-Q (February 6, 2013), Exhibit 10.2).+
*10.18	—	Form of 2012 Long-Term Incentive Plan, Employee Non-Statutory Stock Option Agreement (Consolidated Graphics, Inc. Form 10-Q (February 6, 2013), Exhibit 10.3).+
14	—	Consolidated Graphics, Inc. Code of Ethics, as amended.
21	—	List of Subsidiaries.
23	—	Consent of KPMG LLP.
24	—	Powers of Attorney.
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*            Incorporated by reference.

+            Compensatory plan or arrangement under which executive officers or directors of the Company may participate.