Form 10-Q
period 2013-06-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2013-08-07
CIK 921500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at July 31, 2013 was 9,687,642.

CONSOLIDATED GRAPHICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	March 31,
	2013	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,997	$12,217
Accounts receivable, net	155,170	164,647
Inventories	62,774	55,389
Prepaid expenses	13,487	15,877
Deferred income taxes	10,607	10,215
Total current assets	251,035	258,345
PROPERTY AND EQUIPMENT, net	331,119	343,832
GOODWILL	23,629	23,870
OTHER INTANGIBLE ASSETS, net	10,974	11,936
OTHER ASSETS	5,359	6,660
	$622,116	$644,643

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$17,323	$20,550
Accounts payable	87,007	83,578
Accrued liabilities	61,949	71,974
Total current liabilities	166,279	176,102
LONG-TERM DEBT, net of current portion	88,777	103,134
OTHER LIABILITIES	44,348	44,255
DEFERRED INCOME TAXES, net	40,530	42,778
Total liabilities	339,934	366,269
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 9,637,642 and 9,633,475 issued and outstanding	96	96
Additional paid-in capital	155,399	154,657
Retained earnings	127,739	124,139
Accumulated other comprehensive loss	(1,052)	(518)
Total shareholders’ equity	282,182	278,374
	$622,116	$644,643

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 30
	2013	2012
SALES	$236,670	$238,310
COST OF SALES	181,369	187,968
Gross profit	55,301	50,342
SELLING EXPENSES	23,450	23,799
GENERAL AND ADMINISTRATIVE EXPENSES	23,828	24,503
OTHER CHARGES	1,133	1,669
OTHER INCOME	(26)	(123)
Operating income	6,916	494
INTEREST EXPENSE, net	1,080	1,500
Income (loss) before taxes	5,836	(1,006)
INCOME TAX EXPENSE (BENEFIT)	2,236	(558)
Net income (loss)	$3,600	$(448)

BASIC EARNINGS (LOSS) PER SHARE	$.37	$(.04)
DILUTED EARNINGS (LOSS) PER SHARE	$.37	$(.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED TO COMPUTE EARNINGS PER SHARE
Basic	9,636	10,172
Diluted	9,677	10,172

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30
	2013	2012
NET INCOME (LOSS)	$3,600	$(448)
Other comprehensive loss - currency translation adjustment, net of tax	(534)	(2,285)
Other comprehensive loss	(534)	(2,285)
Comprehensive income (loss)	$3,066	$(2,733)

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

BALANCE, March 31, 2013	9,633	$96	$154,657	$124,139	$(518)	$278,374
Net income	—	—	—	3,600		3,600
Other comprehensive loss - currency translation adjustment, net of tax	—	—	—	—	(534)	(534)
Issuance of restricted stock units	5	—	—	—	—	—
Share-based compensation expense	—	—	742	—	—	742
BALANCE, June 30, 2013	9,638	$96	$155,399	$127,739	$(1,052)	$282,182

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30
	2013	2012

OPERATING ACTIVITIES
Net income (loss)	$3,600	$(448)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation	15,488	17,705
Amortization	812	895
Bad debt expense	230	316
Other charges	1,133	1,669
Foreign currency loss (gain)	—	55
Deferred income taxes	(2,604)	(938)
Share-based compensation expense	742	707
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	8,240	8,490
Inventories	(7,472)	(2,527)
Prepaid expenses	2,389	(70)
Other assets	1,302	1,963
Accounts payable and accrued liabilities	(6,321)	(6,314)
Other liabilities	(386)	552
Income taxes payable	(8)	(18)
Net cash provided by operating activities	17,145	22,037

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(37)	(34)
Capital expenditures	(5,608)	(15,278)
Proceeds from asset dispositions	2,890	205
Net cash used in investing activities	(2,755)	(15,107)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	21,807	25,757
Payments on bank credit facilities	(32,279)	(17,836)
Payments on term equipment notes and other debt	(7,214)	(4,682)
Payments to repurchase and retire common stock	—	(7,926)
Net cash used in financing activities	(17,686)	(4,687)

Effect of exchange rate changes on cash and cash equivalents	76	(170)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,220)	2,073
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,217	6,065
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,997	$8,138

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements include the accounts of Consolidated Graphics, Inc. (collectively with its consolidated subsidiaries, the “Company”).  All intercompany accounts and transactions have been eliminated.  Such statements have been prepared in accordance with United States generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included. Operating results for the three months ended June 30, 2013 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2013 has been derived from the Company’s most recent annual audited consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (“2013 Form 10-K”).

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

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Pursuant to the Company’s cash management system, the Company deposits cash into its bank accounts as checks written by the Company are presented to the bank for payment. Checks issued by the Company but not presented to the bank for payment are included in accounts payable and totaled $42,530 as of June 30, 2013 and $38,140 as of March 31, 2013.

Revenue Recognition and Accounts Receivable — The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Revenue from distribution services is recognized when the services are provided. Because printed products manufactured for the Company’s customers are customized based upon the customer’s specifications, product returns are not significant. Revenue is recognized net of sales taxes. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 4% of the Company’s revenues for the three months ended June 30, 2013. The Company maintains an allowance for doubtful accounts based upon its evaluation of aging of receivables, historical experience and the current economic environment. Accounts receivable in the accompanying condensed consolidated balance sheets are reflected net of allowance for doubtful accounts of $3,027 and $3,323 at June 30, 2013 and March 31, 2013, respectively.

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

	June 30, 2013	March 31, 2013

Raw materials	$27,573	$24,189
Work in progress	26,532	23,676
Finished goods	8,669	7,524
	$62,774	$55,389

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

Goodwill and Long-Lived Assets — Goodwill totaled $23,629 at June 30, 2013 and represents the excess of the Company’s purchase cost over the fair value of the net identifiable assets acquired, net of previously recorded amortization and impairment charges. Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.

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

The Company compares the carrying value of long-lived assets, including property, plant and equipment and intangible assets (other than goodwill or intangible assets with indefinite lives), to projections of future undiscounted cash flows attributable to such assets whenever events or changes in conditions indicate the carrying value may not be recoverable. In the event that the carrying value of any long-lived asset exceeds the projection of future undiscounted cash flows attributable to such asset, the Company records an impairment charge against income equal to the excess, if any, of the carrying value over the asset’s fair value. Property and equipment in the accompanying condensed consolidated balance sheets are reflected net of accumulated depreciation of $509,624 and $502,422 at June 30, 2013 and March 31, 2013, respectively.

The net book value of other intangible assets at June 30, 2013 was $10,974. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions and are generally amortized on a straight-line basis over periods of between 5 and 25 years. Such assets are evaluated for recoverability with other long-lived assets as discussed above. Amortization expense totaled $812 and $895 for the three months ended June 30, 2013 and 2012, respectively.

Multi-Employer Pension Plans — The Company participates in multi-employer pension plans for certain of its employees covered by union agreements. Amounts expensed in the financial statements equal the regular contributions made to pension plans during the year. In addition to regular contributions, the Company could be obligated to pay additional amounts, known as a withdrawal liability, if a multi-employer pension plan has unfunded vested benefits and the Company decreases or ceases participation in the plan. The Company’s subsidiaries have in the past withdrawn from certain multi-employer pension plans. Upon withdrawing from a plan, the Company records an estimated liability equal to the present value of estimated required future withdrawal payments. The accrued pension liability as of June 30, 2013 and March 31, 2013, respectively, was $28,471 and $28,174. The estimated withdrawal liability will be adjusted upon receipt of notice from the pension plan of the actual withdrawal liability and required withdrawal payments.

Supplemental Cash Flow Information — The condensed consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. For the three months ended June 30, 2013 and

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

2012, the Company paid cash for interest totaling $1,115 and $1,523, respectively. For the three months ended June 30, 2013 and 2012, the Company paid cash for income taxes, net of refunds, totaling $262 and $335, respectively.

Earnings (Loss) Per Share — Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares, dilutive stock options and restricted stock unit awards outstanding using the treasury stock method. Earnings per share are set forth below:

	Three Months Ended June 30
	2013	2012
Numerator:
Net income (loss)	$3,600	$(448)
Denominator:
Weighted average number of common shares outstanding	9,636,253	10,171,728
Dilutive options and stock awards	40,834	—
Diluted weighted average number of common shares outstanding	9,677,087	10,171,728
Net earnings (loss) per share
Basic	$.37	$(.04)
Diluted	$.37	$(.04)

Diluted net earnings (loss) per share take into consideration the dilutive effect of certain unvested restricted stock unit awards and unexercised stock options. For the three months ended June 30, 2013 and 2012 options to purchase 1,020,500 and 1,309,564 shares of common stock, respectively, were outstanding but not included in the computation of diluted net earnings (loss) per share because the inclusion would have had an anti-dilutive effect.

Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the recorded values of its variable rate debt obligations, which totaled $63,290 at June 30, 2013 and $73,793 at March 31, 2013, respectively, approximated their fair values. The Company believes that the recorded values of its fixed rate debt obligations, which totaled $42,810 at June 30, 2013 and $49,891 at March 31, 2013, respectively, approximated their fair values. Estimates of fair value are based on estimated interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements and were determined to be Level 2 under the fair value hierarchy.

Foreign Currency — Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at the period-end exchange rates. Income and expense items are translated at the average monthly exchange rates. The effects of period-end translation are included as a component of Other Comprehensive Loss in the condensed consolidated statements of comprehensive income. The net foreign currency transaction loss or (gain) related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency totaled transaction gains of  ($66) and $(67) for the three months ended June 30, 2013 and 2012, respectively, and is recorded in Other Income on the condensed consolidated income statements.

Accumulated Other Comprehensive (Loss) — Accumulated Other Comprehensive (Loss) is comprised of foreign currency translation adjustments.

Geographic Information — Revenues of the Company’s subsidiaries operating outside the United States were $13,039 and $13,348 for the three months ended June 30, 2013 and 2012, respectively. Long-lived assets of the Company’s subsidiaries operating outside the United States were $32,928 as of June 30, 2013 and $36,192 as of March 31, 2013.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

2.  LONG - TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	June 30	March 31,
	2013	2013

Bank credit facilities	$63,290	$73,793
Term equipment notes	40,678	47,875
Other	2,132	2,016
	106,100	123,684
Less—current portion	(17,323)	(20,550)
	$88,777	$103,134

The Company’s existing primary secured credit agreement (the “Credit Agreement”) currently provides up to $285,000 in revolving credit and contains an accordion feature that could, under prescribed conditions, increase the facility by $100,000 to $385,000 and has a maturity date of June 8, 2017. At June 30, 2013, outstanding borrowings under the Credit Agreement were $60,000 and accrued interest at a weighted average rate of 1.7%.

Under the terms of the Credit Agreement, the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. In order to repurchase Company common stock under the terms of the Credit Agreement, the Company must (1) demonstrate compliance on a proforma basis, giving effect to such repurchase with the financial covenants set forth in the Credit Agreement, and (2) have a Leverage Ratio (Debt divided by EBITDA, as defined in the Credit Agreement) not exceeding 2.75 to 1.00 on a proforma basis after giving effect to such repurchase. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. The collateral also secures, on a pari passu basis, the obligations under the A&B Credit Facility and the Auxiliary Bank Facilities described below. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either LIBOR plus a margin of 1.25% to 2.25%, or an alternate base rate (based upon the greater of (i) the administrative agent bank’s prime lending rate, (ii) the sum of the LIBOR rate for a one-month interest period plus 1.50% or (iii) the sum of the Federal Funds effective rate plus .5% per annum) plus a margin of 0% to .75%. The Company is also required to pay an annual commitment fee ranging from .25% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At June 30, 2013, the applicable margin on LIBOR based loans was 1.5%, the applicable margin on alternative base rate loans was 0% and the applicable commitment fee was .25% on unused amounts.

The Company is subject to certain covenants and restrictions, including limitations on additional indebtedness it may incur in the future, and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at June 30, 2013. In the event the Company is unable to remain in compliance with the Credit Agreement covenants and financial tests contained in the Credit Agreement in the future, the Company’s lenders would have the right to declare it in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event the Company was unable to obtain a waiver from its lenders or renegotiate or refinance these obligations, a material adverse effect on the ability of the Company to conduct its operations in the ordinary course would likely result.

The Company also maintains a secured credit facility (the “A&B Credit Facility”) which provides revolving credit for its Canadian subsidiary, Annan & Bird Lithographers, Inc., available for both U.S. dollar and Canadian dollar loans not to exceed in the aggregate $25,000 (U.S. equivalent). The A&B Credit Facility expires in June 2017. At June 30, 2013, outstanding borrowings were $950 (U.S. equivalent) which accrued interest at a weighted average rate of 2.8%. The A&B Credit Facility contains many of the same covenants and restrictions contained in the Credit Agreement. Additionally, a default by the Company under the Credit Agreement constitutes a default under the A&B Credit Facility and vice-versa.

In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”). Each Auxiliary Bank Facility is secured and has a maximum borrowing capacity of

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

$5,000. One facility expires in December 2013 while the other facility expires in October 2014. At June 30, 2013, outstanding borrowings under the Auxiliary Bank Facilities totaled $2,340 and accrued interest at a weighted average rate of 1.9%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in December 2013, such borrowings are classified as long-term debt in the accompanying condensed consolidated balance sheet at June 30, 2013. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.

At June 30, 2013, outstanding borrowings under term equipment notes totaled $40,678 and carried interest rates between 2.8% and 4.0%. The term equipment notes provide for principal payments plus interest for defined periods of up to seven years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. Most of the term equipment notes cross-default to the events of default set forth in the Credit Agreement.

At June 30, 2013, other debt obligations totaled $2,132 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 5 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

As of June 30, 2013, the Company’s available credit under existing credit facilities was $251,787.

3.  SHARE - BASED COMPENSATION

Pursuant to the Consolidated Graphics, Inc. 1994 Amended and Restated Long-Term Incentive Plan (as amended, the “1994 Plan”), employees of the Company and members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock, restricted stock unit awards or other forms of equity-based compensation. Options granted pursuant to the 1994 Plan include incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options. Options previously granted under the 1994 Plan were at a strike price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to five years. Unvested options are generally cancelled on termination of employment and vested options generally expire shortly after termination of employment. Otherwise, options expire after final vesting at the end of a fixed period. At June 30, 2013, a total of 1,469,501 common shares were reserved for issuance pursuant to the 1994 Plan, of which 61,001 shares of the Company’s common stock were available for future grants. Of the 61,001 shares available for future grant, 37,500 shares may be granted as restricted stock unit awards. At June 30, 2013, a total of 350,000 common shares were reserved for issuance pursuant to the Company’s Consolidated Graphics, Inc. 2012 Long-Term Incentive Plans (the “2012 Plan”). At June 30, 2013 there were no options to purchase shares of the Company’s common stock or other forms of equity-based compensation outstanding under the 2012 Plan.

The following table summarizes stock option activity for the 1994 Plan for the three months ended June 30, 2013:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at March 31, 2013	1,411,500	$46.25
Granted	—	—
Exercised	—	—
Forfeited or expired	(3,000)	$50.14
Outstanding at June 30, 2013 (a)	1,408,500	$46.24
Exercisable at June 30, 2013 (a)	1,047,000	$49.80

(a)                   Stock options outstanding as of June 30, 2013 have a weighted average remaining contractual life of 5.1 years. Based on the market value of the Company’s common stock on June 30, 2013, outstanding stock options have an aggregate intrinsic value of $7,612 and exercisable stock options have an aggregate intrinsic value of $3,379.

Restricted stock unit awards of 4,167 vested and were issued during the three months ended June 30, 2013. No restricted stock unit awards were outstanding at June 30, 2013.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the year ended March 31, 2013. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors such as those referenced in the section entitled “Forward-Looking Statements” below.

Overview

Our Organization

Consolidated Graphics is one of North America’s leading general commercial printing and print-related companies, with 70 printing businesses strategically located across 26 states, Toronto, Prague, and Gero, Japan. In connection with our traditional print services, we also provide our customers fulfillment and mailing services, digital technology solutions and e-commerce capabilities. Generally, each facility primarily relies on locally-based customers; accordingly, we have approximately 20,000 individual customers with a broad diversification by industry-type and geographic orientation. No individual customer accounts for more than 4% of our total revenues.

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

Results of Operations

The following table sets forth our Company’s unaudited condensed consolidated income statements and percentage of sales for the periods indicated:

			As a Percentage of Sales
	Three Months Ended June 30		Three Months Ended June 30
	2013	2012	2013	2012
	(In millions)
Sales	$236.7	$238.3	100.0%	100.0%
Cost of sales	181.4	188.0	76.6	78.9
Gross profit	55.3	50.3	23.4	21.1
Selling expenses	23.5	23.8	9.9	10.0
General and administrative expenses	23.8	24.5	10.1	10.3
Other charges	1.1	1.7	0.5	0.7
Other income	—	(0.2)	—	(0.1)
Operating income	6.9	0.5	2.9	0.2
Interest expense, net	1.1	1.5	0.5	0.6
Income (loss) before taxes	5.8	(1.0)	2.4	(0.4)
Income tax expense (benefit)	2.2	(0.6)	0.9	(0.2)
Net income (loss)	$3.6	$(0.4)	1.5%	(0.2)%

Comparative Analysis of Consolidated Income Statements for the Three Months Ended June 30, 2013 and 2012

Sales during the three months ended June 30, 2013 decreased $1.6 million, or 0.7%, to $236.7 million from $238.3 million for the prior year quarter. The sales decrease this quarter compared to the prior year quarter was primarily due to a decrease in election-related revenue, partially offset by a 1.0% increase in same-store sales.

Gross profit during the three months ended June 30, 2013 increased $5.0 million, or 9.9%, to $55.3 million, compared to $50.3 million for the same period in the prior year.  Gross profit increased despite lower sales due to an increase in gross profit margins (gross profit divided by revenues). Cost of sales as a percentage of sales declined from 78.9% to 76.6% during the three months ended June 30, 2013. This decline was primarily caused by lower depreciation expense and lower healthcare expenses among other expense declines, along with a slightly improved sales mix. For these same reasons, gross profit margin increased from 21.1% to 23.4% during the three months ended June 30, 2013.

Selling expense during the three months ended June 30, 2013 declined $0.3 million, or 1.5%, to $23.5 million compared to $23.8 million in the same period in the prior year, primarily due to lower compensation expense. As a percentage of revenues, selling expenses declined slightly to 9.9% of sales in the current quarter, compared to 10.0% for the same period in the prior year.

General and administrative expenses during the three months ended June 30, 2013 declined $0.7 million, or 2.8%, to $23.8 million, from $24.5 million for the same period in the prior year. Expenses declined to 10.1% of sales in the current quarter, compared to 10.3% for the prior year quarter, primarily as a result of lower administrative compensation expenses.

Interest expense declined from $1.5 million in last year’s June quarter to $1.1 million for the quarter ended June 30, 2013, due to lower borrowings and, to a lesser extent, lower interest rates.

For the three months ended June 30, 2013, the Company’s effective tax rate was 38.3% compared to an effective tax rate of 55.5% for the same period in the prior year. The effect of discrete adjustments to tax expense had a higher impact on the prior year rate due to lower pre-tax book income in the prior year.

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

	Three Months Ended June 30
	2013	2012
	(In millions)
Net cash provided by operating activities	$17.1	$22.0
Capital expenditures, net of proceeds from asset dispositions	(2.7)	(15.1)
Net proceeds (payments) under bank credit facilities	(10.5)	7.9
Net payments on term equipment notes and other debt	(7.2)	(4.7)
Payments to repurchase and retire common stock	—	(7.9)

Our cash position, working capital and debt obligations are shown below:

	June 30, 2013	March 31, 2013
	(In millions)
Cash and cash equivalents	$9.0	$12.2
Working capital	84.8	82.2
Total debt	106.1	123.7

Net cash provided by operating activities declined from $22.0 million last year to, $17.1 million for the three months ended June 30, 2013 primarily as a result of an increase in inventory.  A majority of the inventory increase is expected to be used in the September quarter. Cash used in investing activities declined from $15.1 million for the three months ended June 30, 2012 to $2.8 million for the same period this year due to lower capital expenditures and higher proceeds from asset dispositions.

We believe that our cash flow provided by operations, combined with new borrowings, will be adequate to cover remaining fiscal year 2014 working capital needs, debt service requirements, common share repurchase program, planned capital expenditures, including acquisitions of printing businesses.

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

Our Board of Directors previously authorized a $170.0 million share repurchase program. The share repurchase program will expire on September 30, 2013, and enables us to repurchase shares of our common stock in open-market purchases, as well as privately negotiated transactions, pursuant to applicable securities regulations, and subject to the terms of our primary credit facility, market conditions and other factors. The Board of Directors may modify, suspend, extend or terminate the program at any time. We expect to fund any additional repurchases under such program through cash flow provided by operations or additional borrowings under our primary credit facility. No shares were repurchased during the three months ended June 30, 2013.  Remaining authorization under the share repurchase program at August 2, 2013 was $79.5 million.

Debt Obligations

For information with respect to our existing debt obligations with our lenders, as well as the available credit under our existing credit facilities, refer to Item 1. Financial Statements — Note 2. — Long-Term Debt

Commitment and Contingencies

Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $65.3 million as of June 30, 2013.

Letters of credit —We had letters of credit outstanding as of June 30, 2013 totaling $3.9 million. All of these letters of credit were issued pursuant to the terms of our primary credit facility, which expires in June 2017.

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

Receivables, net of valuation allowance — Accounts receivable at June 30, 2013 were $155.2 million, net of a $3.0 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by a contraction in the U.S. economy or other factors beyond our control. Changes in our estimates of collectability could have a material adverse effect on our consolidated financial condition or results of operations.

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

Multi-Employer Pension Plans — We participate in multi-employer pension plans for certain of our employees covered by union agreements. Amounts expressed in the financial statements equal the regular contributions made to pension plans during the year. In addition to regular contributions, we could be obligated to pay additional amounts, known as withdrawal liability, if a multi-employer pension plan has unfunded vested benefits and we decrease or cease participation in the plan. Our subsidiaries have in the past withdrawn from certain multi-employer pension plans. Upon withdrawing from a plan, we record an estimated liability equal to the present value of estimated required future withdrawal payments. The estimated withdrawal liability will be adjusted upon receipt of notice from the pension plan of the actual withdrawal liability and required withdrawal payments.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in which the Company discusses factors it believes may affect its performance or results in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding assumptions, expectations, beliefs and projections about future events or conditions. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “forecast,” “project,” “should” or “will” or other comparable words or the negative of such words. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks, including those created by general market conditions, competition and the possibility that events may occur beyond the Company’s control, which may limit its ability to maintain or improve its operating results or financial condition or acquire additional printing businesses. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. The Company’s actual future results might differ from the forward-looking statements made in this Quarterly Report on Form 10-Q for a variety of reasons, which include, weakness in the economy, financial stability of its customers, the sustained growth of its digital printing business, seasonality of election-related business, its ability to adequately manage business expenses, including labor costs, the unfavorable outcome of legal proceedings, the lack of or adequacy of insurance coverage for its operations, the continued availability of raw materials at affordable prices, retention of its key management and operating personnel, satisfactory labor relations, the potential for additional goodwill impairment charges or charges related to its withdrawal from multi-employer pension plans, its ability to identify new acquisition opportunities, negotiate and finance such acquisitions on acceptable terms and successfully absorb and manage such acquisitions in a timely and efficient manner, as well as other risks described under the heading “Risk Factors” of its Annual Report on Form 10-K and the risk factors and cautionary statements described in the other documents it files or furnishes from time to time with the Securities and Exchange Commission, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Should one or more of the foregoing risks or uncertainties materialize, or should the Company’s underlying assumptions, expectations, beliefs or projections prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. We are exposed to market risk in interest rates related primarily to certain of our debt obligations, which as of June 30, 2013, include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of June 30, 2013, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

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

CONSOLIDATED GRAPHICS, INC.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, our Company is involved in litigation relating to claims arising out of its operations in the normal course of business. We maintain insurance coverage against certain types of potential claims in an amount which we believe to be adequate, but there is no assurance that such coverage will in fact cover, or be sufficient to cover, all potential claims. Currently, we are not aware of any legal proceedings or claims pending against the Company that our management believes may have a material adverse effect on our financial condition or results of operations, or of any pending administrative or judicial proceedings relating to environmental matters that we are obligated to disclose pursuant to the SEC’s Regulation S-K, Item 103, Instruction 5.C, other than matters disclosed in our previous filings.

ITEM 1A.  Risk Factors

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

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

CONSOLIDATED GRAPHICS, INC.

Dated: August 7, 2013	By:	/s/ Jon C. Biro
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