Form 10-Q
period 2013-09-30
CONSOLIDATED GRAPHICS INC /TX/
filed 2013-11-06
CIK 921500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at October 31, 2013 was 9,687,642.

CONSOLIDATED GRAPHICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	March 31,
	2013	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,043	$12,217
Accounts receivable, net	169,161	164,647
Inventories	62,992	55,389
Prepaid expenses	13,000	15,877
Deferred income taxes	11,737	10,215
Total current assets	272,933	258,345
PROPERTY AND EQUIPMENT, net	322,280	343,832
GOODWILL	23,776	23,870
OTHER INTANGIBLE ASSETS, net	10,254	11,936
OTHER ASSETS	5,048	6,660
	$634,291	$644,643

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$14,459	$20,550
Accounts payable	86,857	83,578
Accrued liabilities	70,457	71,974
Income taxes payable	2,158	—
Total current liabilities	173,931	176,102
LONG-TERM DEBT, net of current portion	83,085	103,134
OTHER LIABILITIES	41,655	44,255
DEFERRED INCOME TAXES, net	39,208	42,778
Total liabilities	337,879	366,269
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 9,687,642 and 9,633,475 issued and outstanding	97	96
Additional paid-in capital	157,777	154,657
Retained earnings	138,369	124,139
Accumulated other comprehensive income (loss)	169	(518)
Total shareholders’ equity	296,412	278,374
	$634,291	$644,643

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2013	2012	2013	2012
SALES	$256,089	$263,633	$492, 759	$501,943
COST OF SALES	194,026	202,706	375,395	390,674
Gross profit	62,063	60,927	117,364	111,269
SELLING EXPENSES	22,480	22,292	45,930	46,091
GENERAL AND ADMINISTRATIVE EXPENSES	24,483	24,430	48,311	48,933
OTHER CHARGES	1,824	2,293	2,957	3,962
OTHER EXPENSE (INCOME)	300	(150)	274	(273)
Operating income	12,976	12,062	19,892	12,556
INTEREST EXPENSE, net	444	1,335	1,524	2,835
Income before taxes	12,532	10,727	18,368	9,721
INCOME TAX EXPENSE	1,902	4,018	4,138	3,460
Net income	$10,630	$6,709	$14,230	$6,261

BASIC EARNINGS PER SHARE	$1.10	$.68	$1.47	$.62
DILUTED EARNINGS PER SHARE	$1.09	$.68	$1.46	$.62

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED TO COMPUTE EARNINGS PER SHARE
Basic	9,679	9,863	9,658	10,018
Diluted	9,784	9,899	9,731	10,075

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2013	2012	2013	2012
NET INCOME	$10,630	$6,709	$14,230	$6,261
Other comprehensive income (loss) - currency translation adjustment, net of tax	(153)	1,782	687	(503)
Other comprehensive income (loss)	(153)	1,782	687	(503)
Comprehensive income	$10,477	$8,491	$14,917	$5,758

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE, March 31, 2013	9,633	$96	$154,657	$124,139	$(518)	$278,374
Net income	—	—	—	14,230	—	14,230
Other comprehensive income - currency translation adjustment, net of tax	—	—	—	—	687	687
Exercise of stock options, including tax benefit	55	1	1,734	—	—	1,735
Share-based compensation expense	—	—	1,386	—	—	1,386
BALANCE, September 30, 2013	9,688	$97	$157,777	$138,369	$169	$296,412

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30
	2013	2012

OPERATING ACTIVITIES
Net income	$14,230	$6,261
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	30,975	35,199
Amortization	1,620	1,792
Bad debt expense	658	794
Other charges	2,957	3,962
Foreign currency gain	—	(27)
Deferred income taxes	(5,110)	(3,089)
Share-based compensation expense	1,386	1,183
Changes in assets and liabilities, net of effects of acquisitions—
Accounts receivable, net	(5,983)	(18,654)
Inventories	(7,586)	(5,055)
Prepaid expenses	2,895	2,673
Other assets	1,471	2,930
Accounts payable and accrued liabilities	995	10,155
Other liabilities	(3,662)	3,650
Income taxes payable	2,176	26
Net cash provided by operating activities	37,022	41,800

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(151)	(17)
Capital expenditures	(11,864)	(27,197)
Proceeds from asset dispositions	2,991	782
Net cash used in investing activities	(9,024)	(26,432)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	39,203	58,762
Payments on bank credit facilities	(52,135)	(43,164)
Payments on term equipment notes and other debt	(13,337)	(12,200)
Payments to repurchase and retire common stock	—	(17,704)
Proceeds from exercise of stock options, including excess tax benefit	1,735	947
Net cash used in financing activities	(24,534)	(13,359)

Effect of exchange rate changes on cash and cash equivalents	362	92

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,826	2,101
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,217	6,065
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,043	$8,166

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements include the accounts of Consolidated Graphics, Inc. (collectively with its consolidated subsidiaries, the “Company”).  All intercompany accounts and transactions have been eliminated.  Such statements have been prepared in accordance with United States generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included. Operating results for the six months ended September 30, 2013 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2013 has been derived from the Company’s most recent annual audited consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (“2013 Form 10-K”).

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

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Pursuant to the Company’s cash management system, the Company deposits cash into its bank accounts as checks written by the Company are presented to the bank for payment. Checks issued by the Company but not presented to the bank for payment are included in accounts payable and totaled $38,878 as of September 30, 2013 and $38,140 as of March 31, 2013.

Revenue Recognition and Accounts Receivable — The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Revenue from distribution services is recognized when the services are provided. Because printed products manufactured for the Company’s customers are customized based upon the customer’s specifications, product returns are not significant. Revenue is recognized net of sales taxes. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 3% of the Company’s revenues for the six months ended September 30, 2013. The Company maintains an allowance for doubtful accounts based upon its evaluation of aging of receivables, historical experience and the current economic environment. Accounts receivable in the accompanying condensed consolidated balance sheets are reflected net of allowance for doubtful accounts of $3,183 and $3,323 at September 30, 2013 and March 31, 2013, respectively.

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

	September 30, 2013	March 31, 2013

Raw materials	$27,697	$24,189
Work in progress	26,705	23,676
Finished goods	8,590	7,524
	$62,992	$55,389

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

Goodwill and Long-Lived Assets — Goodwill totaled $23,776 at September 30, 2013 and represents the excess of the Company’s purchase cost over the fair value of the net identifiable assets acquired, net of previously recorded amortization and impairment charges. Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.

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

The Company compares the carrying value of long-lived assets, including property, plant and equipment and intangible assets (other than goodwill or intangible assets with indefinite lives), to projections of future undiscounted cash flows attributable to such assets whenever events or changes in conditions indicate the carrying value may not be recoverable. In the event that the carrying value of any long-lived asset exceeds the projection of future undiscounted cash flows attributable to such asset, the Company records an impairment charge against income equal to the excess, if any, of the carrying value over the asset’s fair value. Property and equipment in the accompanying condensed consolidated balance sheets are reflected net of accumulated depreciation of $523,435 and $502,422 at September 30, 2013 and March 31, 2013, respectively.

The net book value of other intangible assets at September 30, 2013 was $10,254. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions and are generally amortized on a straight-line basis over periods of between 5 and 25 years. Such assets are evaluated for recoverability with other long-lived assets as discussed above. Amortization expense totaled $809 and $898 for the three months ended September 30, 2013 and 2012, respectively. Amortization expense totaled $1,620 and $1,792 for the six months ended September 30, 2013 and 2012, respectively.

Multi-Employer Pension Plans — The Company participates in multi-employer pension plans for certain of its employees covered by union agreements. Amounts expensed in the financial statements equal the regular contributions made to pension plans during the year. In addition to regular contributions, the Company could be obligated to pay additional amounts, known as a withdrawal liability, if a multi-employer pension plan has unfunded vested benefits and the Company decreases or ceases participation in the plan. The Company’s subsidiaries have in the past withdrawn from certain multi-employer pension plans. Upon withdrawing from a plan, the Company records an estimated liability equal to the present value of estimated required future withdrawal payments. The accrued pension liability as of September 30, 2013 and March 31, 2013, respectively, was $28,704 and $28,174. The estimated withdrawal liability is adjusted upon receipt of notice from the pension plan of the actual withdrawal liability and required withdrawal payments, unless the Company, based upon our view of the relevant law concerning multi-employer pension plans, disputes the plan’s calculation of the withdrawal liability.  During the three months ended

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

September 30, 2013, the Company received notice of a withdrawal liability from one plan which exceeds the estimated liability presently recorded by the Company.  The Company, in consultation with its actuaries, believes the plan has incorrectly calculated the assessed liability.  While the Company believes the amount recorded represents the best estimate of the withdrawal liability, the actual amount of the liability could differ from the estimated accrued liability recognized as of September 30, 2013.

Supplemental Cash Flow Information — The condensed consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. For the six months ended September 30, 2013 and 2012, the Company paid cash for interest totaling $1,176 and $2,971, respectively. For the six months ended September 30, 2013, the Company paid cash for income taxes, net of refunds, totaling $3,874. For the six months ended September 30, 2012, the Company received income tax refunds, net of taxes paid, totaling $86.

Earnings Per Share — Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares, dilutive stock options and restricted stock unit awards outstanding using the treasury stock method. Earnings per share are set forth below:

	Three Months Ended September 30		Six Months Ended September 30
	2013	2012	2013	2012
Numerator:
Net income	$10,630	$6,709	$14,230	$6,261
Denominator:
Weighted average number of common shares outstanding	9,679,309	9,863,363	9,657,781	10,017,546
Dilutive options and stock awards	104,808	35,338	72,821	57,942
Diluted weighted average number of common shares outstanding	9,784,117	9,898,701	9,730,602	10,075,488
Net earnings per share
Basic	$1.10	$.68	$1.47	$.62
Diluted	$1.09	$.68	$1.46	$.62

Diluted net earnings per share take into consideration the dilutive effect of certain unvested restricted stock unit awards and unexercised stock options. For the three and six months ended September 30, 2013 options to purchase 837,500 and 929,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted net earnings per share because the inclusion would have had an anti-dilutive effect. For the three and six months ended September 30, 2012 options to purchase 1,063,956 and 1,065,427 shares of common stock, respectively, were outstanding but not included in the computation of diluted net earnings per share because the inclusion would have had an anti-dilutive effect.

Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the recorded values of its variable rate debt obligations, which totaled $60,842 at September 30, 2013 and $73,793 at March 31, 2013, respectively, approximated their fair values. The Company believes that the recorded values of its fixed rate debt obligations, which totaled $36,702 at September 30, 2013 and $49,891 at March 31, 2013, respectively, approximated their fair values. Estimates of fair value are based on estimated interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements and were determined to be Level 2 under the fair value hierarchy.

Foreign Currency — Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at the period-end exchange rates. Income and expense items are translated at the average monthly exchange rates. The effects of period-end translation are included as a component of Other Comprehensive Loss in the condensed consolidated statements of comprehensive income. The net foreign currency transaction loss or (gain) related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency totaled transaction loss of $233 and gain of ($146) for the three months ended September 30, 2013 and 2012, respectively, and loss of $167 and gain of ($213) for the six months ended September 30, 2013 and 2012, respectively, and is recorded in Other Expense (Income) on the condensed consolidated income statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

Accumulated Other Comprehensive Income — Accumulated Other Comprehensive Income is comprised of foreign currency translation adjustments.

Income Taxes — The Company’s federal income tax returns for the tax years ended 2010 and after remain subject to examination.  The various states in which the Company is subject to income tax are generally open for tax years after 2008.  The Company reduced the reserve for unrecognized tax benefits by $2,200 during the three and six months ended September 30, 2013 due to the settlement of certain tax audits.

Geographic Information — Revenues of the Company’s subsidiaries operating outside the United States were $13,207 and $13,681 for the three months ended September 30, 2013 and 2012, respectively, and $26,245 and $27,030 for the six months ended September 30, 2013 and 2012, respectively.  Long-lived assets of the Company’s subsidiaries operating outside the United States were $32,206 as of September 30, 2013 and $36,192 as of March 31, 2013.

2.  LONG - TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	September 30,	March 31,
	2013	2013

Bank credit facilities	$60,842	$73,793
Term equipment notes	34,590	47,875
Other	2,112	2,016
	97,544	123,684
Less—current portion	(14,459)	(20,550)
	$83,085	$103,134

The Company’s existing primary secured credit agreement (the “Credit Agreement”) currently provides up to $285,000 in revolving credit and contains an accordion feature that could, under prescribed conditions, increase the facility by $100,000 to $385,000 and has a maturity date of June 8, 2017. At September 30, 2013, outstanding borrowings under the Credit Agreement were $51,000 and accrued interest at a weighted average rate of 1.47%.

Under the terms of the Credit Agreement, the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. In order to repurchase Company common stock under the terms of the Credit Agreement, the Company must (1) demonstrate compliance on a proforma basis, giving effect to such repurchase with the financial covenants set forth in the Credit Agreement, and (2) have a Leverage Ratio (Debt divided by EBITDA, as defined in the Credit Agreement) not exceeding 2.75 to 1.00 on a proforma basis after giving effect to such repurchase. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. The collateral also secures, on a pari passu basis, the obligations under the A&B Credit Facility and the Auxiliary Bank Facilities described below. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either LIBOR plus a margin of 1.25% to 2.25%, or an alternate base rate (based upon the greater of (i) the administrative agent bank’s prime lending rate, (ii) the sum of the LIBOR rate for a one-month interest period plus 1.50% or (iii) the sum of the Federal Funds effective rate plus .5% per annum) plus a margin of 0% to .75%. The Company is also required to pay an annual commitment fee ranging from .25% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At September 30, 2013, the applicable margin on LIBOR based loans was 1.25%, the applicable margin on alternative base rate loans was 0% and the applicable commitment fee was .25% on unused amounts.

The Company is subject to certain covenants and restrictions, including limitations on additional indebtedness it may incur in the future, and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at September 30, 2013. In the event the Company is unable to remain in compliance with the Credit

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

Agreement covenants and financial tests contained in the Credit Agreement in the future, the Company’s lenders would have the right to declare it in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event the Company was unable to obtain a waiver from its lenders or renegotiate or refinance these obligations, a material adverse effect on the ability of the Company to conduct its operations in the ordinary course would likely result.

The Company also maintains a secured credit facility (the “A&B Credit Facility”) which provides revolving credit for its Canadian subsidiary, Annan & Bird Lithographers, Inc., available for both U.S. dollar and Canadian dollar loans not to exceed in the aggregate $25,000 (U.S. equivalent). The A&B Credit Facility expires in June 2017. At September 30, 2013, there were no outstanding borrowings under the A&B Credit Facility.  The A&B Credit Facility contains many of the same covenants and restrictions contained in the Credit Agreement. Additionally, a default by the Company under the Credit Agreement constitutes a default under the A&B Credit Facility and vice-versa.

In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”). Each Auxiliary Bank Facility is secured and has a maximum borrowing capacity of $5,000. One facility expires in December 2013 while the other facility expires in October 2014. At September 30, 2013, outstanding borrowings under the Auxiliary Bank Facilities totaled $9,842 and accrued interest at a weighted average rate of 1.92%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facility expiring in December 2013, such borrowings are classified as long-term debt in the accompanying condensed consolidated balance sheet at September 30, 2013. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.

At September 30, 2013, outstanding borrowings under term equipment notes totaled $34,590 and carried interest rates between 2.8% and 4.0%. The term equipment notes provide for principal payments plus interest for defined periods of up to seven years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. Most of the term equipment notes cross-default to the events of default set forth in the Credit Agreement.

At September 30, 2013, other debt obligations totaled $2,112 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 5 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

As of September 30, 2013, the Company’s available credit under existing credit facilities was $254,234

3.  SHARE - BASED COMPENSATION

Pursuant to the Consolidated Graphics, Inc. 1994 Amended and Restated Long-Term Incentive Plan (as amended, the “1994 Plan”), employees of the Company and members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock, restricted stock unit awards or other forms of equity-based compensation. Options granted pursuant to the 1994 Plan include incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options. Options previously granted under the 1994 Plan were at a strike price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to five years. Unvested options are generally cancelled on termination of employment and vested options generally expire shortly after termination of employment. Otherwise, options expire after final vesting at the end of a fixed period. At September 30, 2013, a total of 1,419,501common shares were reserved for issuance pursuant to the 1994 Plan, of which 66,001 shares of the Company’s common stock were available for future grants. Of the 66,001 shares available for future grant, 37,500 shares may be granted as restricted stock unit awards. At September 30, 2013, a total of 350,000 common shares were reserved for issuance pursuant to the Company’s Consolidated Graphics, Inc. 2012 Long-Term Incentive Plans (the “2012 Plan”). At September 30, 2013 there were no options to purchase shares of the Company’s common stock or other forms of equity-based compensation outstanding under the 2012 Plan.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

The following table summarizes stock option activity for the 1994 Plan for the six months ended September 30, 2013:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at March 31, 2013	1,411,500	$46.25
Granted	—	—
Exercised	(50,000)	23.00
Forfeited or expired	(8,000)	$39.77
Outstanding at September 30, 2013 (a)	1,353,500	$47.15
Exercisable at September 30, 2013 (a)	1,025,000	$50.58

(a)                   Stock options outstanding as of September 30, 2013 have a weighted average remaining contractual life of 5.1 years. Based on the market value of the Company’s common stock on September 30, 2013, outstanding stock options have an aggregate intrinsic value of $12,528 and exercisable stock options have an aggregate intrinsic value of $6,080.

Restricted stock unit awards of 4,167 vested and were issued during the six months ended September 30, 2013. No restricted stock unit awards were outstanding at September 30, 2013.

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

4.  SUBSEQUENT EVENTS

On October 24, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with R.R. Donnelly & Sons Company (“RR Donnelly”).  The Merger Agreement has been unanimously approved by each company’s Board of Directors.  Under the terms of the transaction, the Company shareholders will receive a combination of $34.44 in cash and a fixed exchange ratio of 1.651 RR Donnelly shares for each outstanding share of the Company they own. The completion of the transaction is subject to customary closing conditions, including regulatory approval and approval of the Company’s shareholders.

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

Overview

Our Organization

Consolidated Graphics is one of North America’s leading general commercial printing and print-related companies, with 70 printing businesses strategically located across 26 states, Toronto, Prague, and Gero, Japan. In connection with our traditional print services, we also provide our customers fulfillment and mailing services, digital technology solutions and e-commerce capabilities. Generally, each facility primarily relies on locally-based customers; accordingly, we have approximately 20,000 individual customers with a broad diversification by industry-type and geographic orientation. No individual customer accounts for more than 3% of our total revenues.

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

On October 24, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with R.R. Donnelly & Sons Company (“RR Donnelly”).  The Merger Agreement has been unanimously approved by each company’s Board of Directors.  Under the terms of the transaction, the shareholders will receive a combination of $34.44 in cash and a fixed exchange ratio of 1.651 RR Donnelly shares for each outstanding share of the Company they own. The completion of the transaction is subject to customary closing conditions, including regulatory approval and approval of our shareholders.

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

Results of Operations

The following table sets forth our Company’s unaudited condensed consolidated income statements and percentage of sales for the periods indicated:

	Three Months Ended September 30		Six Months Ended September 30
	2013	2012	2013	2012
	(In millions)		(In millions)
Sales	$256.1	$263.6	$492.8	$501.9
Cost of sales	194.0	202.7	375.4	390.7
Gross profit	62.1	60.9	117.4	111.2
Selling expenses	22.5	22.3	46.0	46.1
General and administrative expenses	24.5	24.4	48.3	48.9
Other charges	1.8	2.3	3.0	4.0
Other expense (income)	.3	(0.1)	.2	(0.3)
Operating income	13.0	12.0	19.9	12.5
Interest expense, net	.5	1.3	1.5	2.8
Income before taxes	12.5	10.7	18.4	9.7
Income tax expense	1.9	4.0	4.2	3.4
Net income	$10.6	$6.7	$14.2	$6.3

	As a Percentage of Sales		As a Percentage of Sales
	Three Months Ended September 30		Six Months Ended September 30
	2013	2012	2013	2012
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.8	76.9	76.2	77.8
Gross profit	24.2	23.1	23.8	22.2
Selling expenses	8.8	8.5	9.3	9.2
General and administrative expenses	9.6	9.3	9.8	9.7
Other charges	0.7	0.9	0.6	0.8
Other expense (income)	—	(0.1)	0.1	—
Operating income	5.1	4.5	4.0	2.5
Interest expense, net	0.2	0.5	.3	0.6
Income before taxes	4.9	4.0	3.7	1.9
Income tax expense	.7	1.5	.8	0.7
Net income	4.2%	2.5%	2.9%	1.2%

Comparative Analysis of Consolidated Income Statements for the Three Months Ended September 30, 2013 and 2012

Sales during the three months ended September 30, 2013 declined $7.5 million, or 2.9%, to $256.1 million from $263.6 million for the prior year quarter. The sales decline this quarter compared to the prior year quarter was due to a 2.3% decline in election-related revenue and a .6% decline in same store sales.

Gross profit during the three months ended September 30, 2013 increased $1.2 million, or 2.0%, to $62.1 million, compared to $60.9 million for the same period in the prior year.  Gross profit increased despite lower sales due to an increase in gross profit margins (gross profit divided by revenues). Cost of sales as a percentage of sales declined from 76.9% to 75.8% during the three months ended September 30, 2013. This decline was primarily caused by lower depreciation expense and a better sales mix in part due to lower subcontracting expenses due to lower election-related sales. For these same reasons, gross profit margin increased from 23.1% to 24.2% during the three months ended September 30, 2013.

Selling expense during the three months ended September 30, 2013 slightly increased $0.2 million, or 0.8%, to $22.5 million compared to $22.3 million in the same period in the prior year. As a percentage of revenues, selling expenses increased slightly to 8.8% of sales in the current quarter, compared to 8.5% for the same period in the prior year.

General and administrative expenses during the three months ended September 30, 2013 increased $0.1 million, or 0.2%, to $24.5 million, from $24.4 million for the same period in the prior year. Expenses increased to 9.6% of sales in the current quarter, compared to 9.3% for the prior year quarter.

Other charges during the three months ended September 30, 2013 were $1.8 million and consisted primarily of expenses related to the recently announced transaction with RR Donnelley, asset impairments and accretion of pension liability. Other charges during the three months ended September 30, 2012 were $2.3 million and consisted primarily of costs related to relocating certain production facilities and related asset impairments.

Other expense (income) primarily consists of foreign currency gains and losses resulting from certain transactions of our Canadian and Czech Republic subsidiaries.

Interest expense declined from $1.3 million in last year’s September quarter to $0.5 million for the quarter ended September 30, 2013, primarily due to lower borrowings, lower interest rates and the reversal of accrued interest not expected to be paid on a contingent liability.

For the three months ended September 30, 2013, the Company’s effective tax rate was 15.2% compared to an effective tax rate of 37.5% for the same period in the prior year. The effective rate decline year over year due is due to credits for income tax uncertainties recognized in the current period ($2.2 million) due to the settlement of certain tax audits and a smaller increase in the effective tax rate for non-deductible expenses and state income taxes due to higher pre-tax book income.

Comparative Analysis of Consolidated Income Statements for the Six Months Ended September 30, 2013 and 2012

Sales during the six months ended September 30, 2013 declined $9.2 million, or 1.8%, to $492.8 million from $501.9 million for the same period in the prior year.  Revenue declined this six months, compared to the first six months of last year as a result of a decline in election related sales, partially offset by a .1% increase in same store sales.

Gross profit during the six months ended September 30, 2013 increased $6.2 million, or 5.5%, to $117.4 million, compared to $111.2 million for the same period in the prior year.  Gross profit increased despite lower sales due to an increase in gross profit margins (gross profit divided by revenues). Cost of sales, as a percentage of revenues, declined 1.6% from 77.8% to 76.2% during the six months ended September 30, 2013. This decrease was primarily caused by lower depreciation expenses and an improved sales mix in part due to lower subcontracting expenses due to lower election-related sales.

Selling expense during the six months ended September 30, 2013 declined $.1 million, or .3%, to $46.0 million, compared to $46.1 million in the same period in the prior year. As a percentage of sales, selling expenses increased from 9.2% to 9.3%.

General and administrative expenses during the six months ended September 30, 2013 declined $.6 million, or 1.3%, to $48.3 million, from $48.9 million for the same period in the prior year. This decline was primarily due to lower compensation expenses. General and administrative expenses increased slightly to 9.8% of revenues in the current period compared to 9.7% for the same period in the prior year.

Other charges during the six months ended September 30, 2013 were $3.0 million and primarily consisted of expenses related to the recently announced transaction with RR Donnelley, impairments and accretion of pension liability. Other charges during the six months ended September 30, 2012 were $4.0 million and related to relocating certain of our production facilities, related asset impairments and accretion of pension liability.

Other expense (income) primarily consists of foreign currency gains and losses resulting from certain transactions of our Canadian and Czech Republic subsidiaries.

Interest expense during the six months ended September 30, 2013 declined to $1.5 million from $2.8 million for the same period last year, primarily due to lower interest rates, lower borrowings and the reversal of accrued interest not expected to be paid on a contingent liability.

For the six months ended September 30, 2013, the Company’s effective tax rate was 22.5% compared to an effective tax rate of 35.6% for the same period in the prior year.  The effective tax rate decline year over year is due to credits for income tax uncertainties recognized in the current period due to the settlement of certain tax audits, and a smaller increase in the effective tax rate for non-deductible expenses and state income taxes due to higher pre-tax book income.

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

	Six Months Ended September 30
	2013	2012
	(In millions)
Net cash provided by operating activities	$37.0	$41.8
Capital expenditures, net of proceeds from asset dispositions	(8.9)	(26.4)
Net proceeds (payments) under bank credit facilities	(12.9)	15.6
Net payments on term equipment notes and other debt	(13.3)	(12.2)
Payments to repurchase and retire common stock	—	(17.7)
Proceeds from exercise of stock options, including excess tax benefit	1.7	0.9

Our cash position, working capital and debt obligations are shown below:

	September 30, 2013	March 31, 2013
	(In millions)
Cash and cash equivalents	$16.0	$12.2
Working capital	99.0	82.2
Total debt	97.5	123.7

Net cash provided by operating activities declined from $41.8 million last year to, $37.0 million for the six months ended September 30, 2013 primarily as a result of higher net income more than offset by a lower adjustment for depreciation and accounts receivable compared to the prior six month period. Cash used in investing activities declined from $26.4 million for the six months ended September 30, 2012 to $9.0 million for the same period this year due to lower capital expenditures and higher proceeds from asset dispositions.

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

Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $69.3 million as of September 30, 2013.

Letters of credit —We had letters of credit outstanding as of September 30, 2013 totaling $4.3 million. All of these letters of credit were issued pursuant to the terms of our primary credit facility, which expires in June 2017.

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

Receivables, net of valuation allowance — Accounts receivable at September 30, 2013 were $169.2 million, net of a $3.2 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by a contraction in the U.S. economy or other factors beyond our control. Changes in our estimates of collectability could have a material adverse effect on our consolidated financial condition or results of operations.

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

Multi-Employer Pension Plans — We participate in multi-employer pension plans for certain of our employees covered by union agreements. Amounts expressed in the financial statements equal the regular contributions made to pension plans during the year. In addition to regular contributions, we could be obligated to pay additional amounts, known as withdrawal liability, if a multi-employer pension plan has unfunded vested benefits and we decrease or cease participation in the plan. Our subsidiaries have in the past withdrawn from certain multi-employer pension plans. Upon withdrawing from a plan, we record an estimated liability equal to the present value of estimated required future withdrawal payments. The estimated withdrawal liability is adjusted upon receipt of notice from the pension plan of the actual withdrawal liability and required withdrawal payments, unless the Company, based upon our view of the relevant law concerning multi-employer pension plans, disputes the plan’s calculation of the withdrawal liability.

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

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. We are exposed to market risk in interest rates related primarily to certain of our debt obligations, which as of September 30, 2013, include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of September 30, 2013, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

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

CONSOLIDATED GRAPHICS, INC.

Dated: November 6, 2013	By:	/s/ Jon C. Biro
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