Form 10-Q
period 2013-12-31
CONSOLIDATED GRAPHICS INC /TX/
filed 2014-01-30
CIK 921500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at January 30, 2014 was 9,712,642.

CONSOLIDATED GRAPHICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31,	March 31,
	2013	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,522	$12,217
Accounts receivable, net	178,861	164,647
Inventories	58,756	55,389
Prepaid expenses	12,646	15,877
Deferred income taxes	11,280	10,215
Total current assets	277,065	258,345
PROPERTY AND EQUIPMENT, net	312,435	343,832
GOODWILL	23,515	23,870
OTHER INTANGIBLE ASSETS, net	9,297	11,936
OTHER ASSETS	4,877	6,660
	$627,189	$644,643

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$14,569	$20,550
Accounts payable	73,442	83,578
Accrued liabilities	74,283	71,974
Income taxes payable	2,451	—
Total current liabilities	164,745	176,102
LONG-TERM DEBT, net of current portion	75,049	103,134
OTHER LIABILITIES	41,315	44,255
DEFERRED INCOME TAXES, net	35,226	42,778
Total liabilities	316,335	366,269
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized; 9,712,642 and 9,633,475 issued and outstanding	98	96
Additional paid-in capital	159,245	154,657
Retained earnings	153,196	124,139
Accumulated other comprehensive income (loss)	(1,685)	(518)
Total shareholders’ equity	310,854	278,374
	$627,189	$644,643

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2013	2012	2013	2012
SALES	$275,703	$295,277	$768,462	$797,220
COST OF SALES	203,431	222,716	578,826	613,390
Gross profit	72,272	72,561	189,636	183,830
SELLING EXPENSES	22,770	23,939	68,700	70,030
GENERAL AND ADMINISTRATIVE EXPENSES	22,548	24,638	70,859	73,571
OTHER CHARGES	4,347	349	7,304	4,311
OTHER EXPENSE (INCOME)	(67)	290	207	17
Operating income	22,674	23,345	42,566	35,901
INTEREST EXPENSE, net	838	1,246	2,362	4,081
Income before taxes	21,836	22,099	40,204	31,820
INCOME TAX EXPENSE	7,009	5,840	11,147	9,300
Net income	$14,827	$16,259	$29,057	$22,520

BASIC EARNINGS PER SHARE	$1.53	$1.69	$3.01	$2.28
DILUTED EARNINGS PER SHARE	$1.50	$1.68	$2.97	$2.27

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED TO COMPUTE EARNINGS PER SHARE
Basic	9,692	9,622	9,662	9,886
Diluted	9,899	9,659	9,769	9,937

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2013	2012	2013	2012
NET INCOME	$14,827	$16,259	$29,057	$22,520
Other comprehensive loss - currency translation adjustment, net of tax	(1,854)	(318)	(1,167)	(821)
Other comprehensive loss	(1,854)	(318)	(1,167)	(821)
Comprehensive income	$12,973	$15,941	$27,890	$21,699

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

BALANCE, March 31, 2013	9,633	$96	$154,657	$124,139	$(518)	$278,374
Net income	—	—	—	29,057	—	29,057
Other comprehensive loss - currency translation adjustment, net of tax	—	—	—	—	(1,167)	(1,167)
Exercise of stock options, including tax benefit	80	2	2,668	—	—	2,670
Share-based compensation expense	—	—	1,920	—	—	1,920
BALANCE, December 31, 2013	9,713	$98	$159,245	$153,196	$(1,685)	$310,854

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31
	2013	2012

OPERATING ACTIVITIES
Net income	$29,057	$22,520
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	43,961	52,559
Amortization	2,428	2,691
Bad debt expense	1,219	1,204
Other charges	6,239	4,311
Foreign currency gain	—	(39)
Deferred income taxes	(8,548)	(4,368)
Share-based compensation expense	1,920	1,849
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	(16,778)	(21,206)
Inventories	(3,533)	(6,829)
Prepaid expenses	3,222	4,023
Other assets	1,635	3,015
Accounts payable and accrued liabilities	(10,213)	(2,042)
Other liabilities	(4,379)	1,301
Income taxes payable	2,454	2,790
Net cash provided by operating activities	48,684	61,779

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(184)	(59)
Capital expenditures	(20,985)	(31,373)
Proceeds from asset dispositions	7,320	1,736
Net cash used in investing activities	(13,849)	(29,696)

FINANCING ACTIVITIES
Proceeds from bank credit facilities	105,223	80,151
Payments on bank credit facilities	(122,891)	(76,446)
Proceeds from issuance of term equipment notes	—	1,591
Payments on term equipment notes and other debt	(16,502)	(17,165)
Payments to repurchase and retire common stock	—	(18,912)
Proceeds from exercise of stock options, including excess tax benefit	2,670	1,058
Net cash used in financing activities	(31,500)	(29,723)

Effect of exchange rate changes on cash and cash equivalents	(30)	100

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,305	2,460
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,217	6,065
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,522	$8,525

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements include the accounts of Consolidated Graphics, Inc. (collectively with its consolidated subsidiaries, the “Company”).  All intercompany accounts and transactions have been eliminated.  Such statements have been prepared in accordance with United States generally accepted accounting principles and the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included. Operating results for the nine months ended December 31, 2013 are not necessarily indicative of future operating results. Balance sheet information as of March 31, 2013 has been derived from the Company’s most recent annual audited consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (“2013 Form 10-K”).

On October 23, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with R.R. Donnelley & Sons Company (“RR Donnelley”).  The Merger Agreement has been unanimously approved by each company’s Board of Directors.  Under the terms of the transaction, the shareholders will receive a combination of $34.44 in cash and a fixed exchange ratio of 1.651 RR Donnelley shares for each outstanding share of the Company they own. The completion of the transaction is subject to customary closing conditions.  The Company’s shareholders have approved, among other proposals, the proposal to approve the Merger Agreement at a Special Meeting of Shareholders on January 28, 2014.

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

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Pursuant to the Company’s cash management system, the Company deposits cash into its bank accounts as checks written by the Company are presented to the bank for payment. Checks issued by the Company but not presented to the bank for payment are included in accounts payable and totaled $26,309 as of December 31, 2013 and $38,140 as of March 31, 2013.

Revenue Recognition and Accounts Receivable — The Company primarily recognizes revenue upon delivery of the printed product to the customer. In the case of customer fulfillment arrangements, including multiple deliverables of printing services and distribution services, revenue relating to the printed product is recognized upon the delivery of the printed product into the Company’s fulfillment warehouses, and invoicing of the customer for the product at an agreed price. Revenue from distribution services is recognized when the services are provided. Because printed products manufactured for the Company’s customers are customized based upon the customer’s specifications, product returns are not significant. Revenue is recognized net of sales taxes. The Company derives the majority of its revenues from sales and services to a broad and diverse group of customers with no individual customer accounting for more than 5% of the Company’s revenues for the nine months ended December 31, 2013. The Company maintains an allowance for doubtful accounts based upon its evaluation of aging of receivables, historical experience and the current economic environment. Accounts receivable in the accompanying condensed consolidated balance sheets are reflected net of allowance for doubtful accounts of $3,636 and $3,323 at December 31, 2013 and March 31, 2013, respectively.

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

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

	December 31, 2013	March 31, 2013

Raw materials	$24,656	$24,189
Work in progress	25,077	23,676
Finished goods	9,023	7,524
	$58,756	$55,389

Goodwill and Long-Lived Assets — Goodwill totaled $23,515 at December 31, 2013 and represents the excess of the Company’s purchase cost over the fair value of the net identifiable assets acquired, net of previously recorded amortization and impairment charges. Each of the Company’s printing businesses is separately evaluated for goodwill impairment because they comprise individual reporting units. The Company evaluates goodwill for impairment at the end of each fiscal year, or at any time that management becomes aware of an indication of impairment.

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

The Company compares the carrying value of long-lived assets, including property, plant and equipment and intangible assets (other than goodwill or intangible assets with indefinite lives), to projections of future undiscounted cash flows attributable to such assets whenever events or changes in conditions indicate the carrying value may not be recoverable. In the event that the carrying value of any long-lived asset exceeds the projection of future undiscounted cash flows attributable to such asset, the Company records an impairment charge against income equal to the excess, if any, of the carrying value over the asset’s fair value. Property and equipment in the accompanying condensed consolidated balance sheets are reflected net of accumulated depreciation of $524,856 and $502,422 at December 31, 2013 and March 31, 2013, respectively.

The net book value of other intangible assets at December 31, 2013 was $9,297. Other intangible assets consist primarily of the value assigned to such items as customer lists and trade names in connection with the allocation of purchase price for acquisitions and are generally amortized on a straight-line basis over periods of between 5 and 25 years. Such assets are evaluated for recoverability with other long-lived assets as discussed above. Amortization expense totaled $807 and $898 for the three months ended December 31, 2013 and 2012, respectively. Amortization expense totaled $2,428 and $2,691 for the nine months ended December 31, 2013 and 2012, respectively.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

Multi-Employer Pension Plans — The Company participates in multi-employer pension plans for certain of its employees covered by union agreements. Amounts expensed in the financial statements equal the regular contributions made to pension plans during the year. In addition to regular contributions, the Company could be obligated to pay additional amounts, known as a withdrawal liability, if a multi-employer pension plan has unfunded vested benefits and the Company decreases or ceases participation in the plan. The Company’s subsidiaries have in the past withdrawn from certain multi-employer pension plans. Upon withdrawing from a plan, the Company records an estimated liability equal to the present value of estimated required future withdrawal payments. The accrued pension liability as of December 31, 2013 and March 31, 2013, respectively, was $28,548 and $28,174. The estimated withdrawal liability is adjusted upon receipt of notice from the pension plan of the actual withdrawal liability and required withdrawal payments, unless the Company, based upon our view of the relevant law concerning multi-employer pension plans, disputes the plan’s calculation of the withdrawal liability.  During the nine months ended December 31, 2013, the Company received notice of a withdrawal liability from one plan which exceeds the estimated liability presently recorded by the Company.  The Company, in consultation with its actuaries, believes the plan has incorrectly calculated the assessed liability.  While the Company believes the amount recorded represents the best estimate of the withdrawal liability, the actual amount of the liability could differ from the estimated accrued liability recognized as of December 31, 2013.

Supplemental Cash Flow Information — The condensed consolidated statements of cash flows provide information about the Company’s sources and uses of cash and exclude the effects of non-cash transactions. For the nine months ended December 31, 2013 and 2012, the Company paid cash for interest totaling $2,056 and $4,077, respectively. For the nine months ended December 31, 2013 and 2012, the Company paid cash for income taxes, net of refunds, totaling $12,683 and $4,437, respectively.

Earnings Per Share — Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect net income divided by the weighted average number of common shares, dilutive stock options and restricted stock unit awards outstanding using the treasury stock method. Earnings per share are set forth below:

	Three Months Ended December 31		Nine Months Ended December 31
	2013	2012	2013	2012
Numerator:
Net income	$14,827	$16,259	$29,057	$22,520
Denominator:
Weighted average number of common shares outstanding	9,691,809	9,621,864	9,661,948	9,885,652
Dilutive options and stock awards	207,396	36,746	107,016	50,877
Diluted weighted average number of common shares outstanding	9,899,205	9,658,610	9,768,964	9,936,529
Net earnings per share
Basic	$1.53	$1.69	$3.01	$2.28
Diluted	$1.50	$1.68	$2.97	$2.27

Diluted net earnings per share take into consideration the dilutive effect of certain unvested restricted stock unit awards and unexercised stock options. For the three and nine months ended December 31, 2013 options to purchase 487,500 and 781,833 shares of common stock, respectively, were outstanding but not included in the computation of diluted net earnings per share because the inclusion would have had an anti-dilutive effect. For the three and nine months ended December 31, 2012 options to purchase 1,053,577 and 1,061,477 shares of common stock, respectively, were outstanding but not included in the computation of diluted net earnings per share because the inclusion would have had an anti-dilutive effect.

Fair Value of Financial Instruments — The Company’s financial instruments consist of cash, trade receivables, trade payables and debt obligations. The Company does not currently hold or issue derivative financial instruments. The Company believes that the recorded values of its variable rate debt obligations, which totaled $56,106 at December 31, 2013 and $73,793 at March 31, 2013, respectively, approximated their fair values. The Company believes that the recorded values of its fixed rate debt obligations, which totaled $33,512 at December 31, 2013 and $49,891 at March 31, 2013, respectively, approximated their fair values. Estimates of fair value are based on estimated interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements and were determined to be Level 2 under the fair value hierarchy.

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

Foreign Currency — Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated at the period-end exchange rates. Income and expense items are translated at the average monthly exchange rates. The effects of period-end translation are included as a component of Other Comprehensive Loss in the condensed consolidated statements of comprehensive income. The net foreign currency transaction loss or (gain) related to the revaluation of certain transactions denominated in currencies other than the reporting unit’s functional currency totaled transaction gain of ($380) and ($27) for the three months ended December 31, 2013 and 2012, respectively, and gain of ($213) and ($240) for the nine months ended December 31, 2013 and 2012, respectively, and is recorded in Other Expense (Income) on the condensed consolidated income statements.

Accumulated Other Comprehensive Income — Accumulated Other Comprehensive Income is comprised of foreign currency translation adjustments.

Income Taxes — The Company’s federal income tax returns for the tax years ended 2010 and after remain subject to examination.  The various states in which the Company is subject to income tax are generally open for tax years after 2008.  The Company reduced the reserve for unrecognized tax benefits by $2,200 during the nine months ended December 31, 2013 due to the settlement of certain tax audits.

Geographic Information — Revenues of the Company’s subsidiaries operating outside the United States were $21,219 and $19,591 for the three months ended December 31, 2013 and 2012, respectively, and $47,464 and $46,621 for the nine months ended December 31, 2013 and 2012, respectively.  Long-lived assets of the Company’s subsidiaries operating outside the United States were $29,709 as of December 31, 2013 and $36,192 as of March 31, 2013.

2.  LONG - TERM DEBT

The following is a summary of the Company’s long-term debt as of:

	December 31,	March 31,
	2013	2013

Bank credit facilities	$56,106	$73,793
Term equipment notes	31,455	47,875
Other	2,057	2,016
	89,618	123,684
Less—current portion	(14,569)	(20,550)
	$75,049	$103,134

The Company’s existing primary secured credit agreement (the “Credit Agreement”) currently provides up to $285,000 in revolving credit and contains an accordion feature that could, under prescribed conditions, increase the facility by $100,000 to $385,000 and has a maturity date of June 8, 2017. At December 31, 2013, outstanding borrowings under the Credit Agreement were $47,000 and accrued interest at a weighted average rate of 1.69%.

Under the terms of the Credit Agreement, the proceeds from borrowings may be used to repay certain indebtedness, finance certain acquisitions, provide for working capital and general corporate purposes and, subject to certain restrictions, repurchase the Company’s common stock. In order to repurchase Company common stock under the terms of the Credit Agreement, the Company must (1) demonstrate compliance on a proforma basis, giving effect to such repurchase with the financial covenants set forth in the Credit Agreement, and (2) have a Leverage Ratio (Debt divided by EBITDA, as defined in the Credit Agreement) not exceeding 2.75 to 1.00 on a proforma basis after giving effect to such repurchase. Borrowings outstanding under the Credit Agreement are secured by substantially all of the Company’s assets other than real estate and certain equipment subject to term equipment notes and other financings. The collateral also secures, on a pari passu basis, the obligations under the A&B Credit Facility and the Auxiliary Bank Facilities described below. Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either LIBOR plus a margin of 1.25% to 2.25%, or an alternate base rate (based upon the greater of (i) the administrative agent bank’s prime lending rate, (ii) the sum of the LIBOR rate for a one-month interest period plus 1.50% or (iii) the sum of the Federal Funds effective rate plus .5%

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

per annum) plus a margin of 0% to .75%. The Company is also required to pay an annual commitment fee ranging from .25% to .375% on available but unused amounts under the Credit Agreement. The interest rate margin and the commitment fee are based upon certain financial performance measures set forth in the Credit Agreement and are redetermined quarterly. At December 31, 2013, the applicable margin on LIBOR based loans was 1.25%, the applicable margin on alternative base rate loans was 0% and the applicable commitment fee was .25% on unused amounts.

The Company is subject to certain covenants and restrictions, including limitations on additional indebtedness it may incur in the future, and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at December 31, 2013. In the event the Company is unable to remain in compliance with the Credit Agreement covenants and financial tests contained in the Credit Agreement in the future, the Company’s lenders would have the right to declare it in default with respect to such obligations, and consequently, certain of our other debt obligations, including substantially all our term equipment notes, would be deemed to also be in default. All debt obligations in default would be required to be reclassified as a current liability. In the event the Company was unable to obtain a waiver from its lenders or renegotiate or refinance these obligations, a material adverse effect on the ability of the Company to conduct its operations in the ordinary course would likely result.

The Company also maintains a secured credit facility (the “A&B Credit Facility”) which provides revolving credit for its Canadian subsidiary, Annan & Bird Lithographers, Inc., available for both U.S. dollar and Canadian dollar loans not to exceed in the aggregate $25,000 (U.S. equivalent). The A&B Credit Facility expires in June 2017. At December 31, 2013, there were no outstanding borrowings under the A&B Credit Facility.  The A&B Credit Facility contains many of the same covenants and restrictions contained in the Credit Agreement. Additionally, a default by the Company under the Credit Agreement constitutes a default under the A&B Credit Facility and vice-versa.

In addition, the Company maintains two auxiliary revolving credit facilities (each an “Auxiliary Bank Facility” and collectively the “Auxiliary Bank Facilities”). Each Auxiliary Bank Facility is secured and has a maximum borrowing capacity of $5,000. Both facilities expire in October 2014. At December 31, 2013, outstanding borrowings under the Auxiliary Bank Facilities totaled $9,106 and accrued interest at a weighted average rate of 1.91%. Because the Company currently has the ability and intent to refinance borrowings outstanding under the Auxiliary Bank Facilities expiring in October 2014, such borrowings are classified as long-term debt in the accompanying condensed consolidated balance sheet at December 31, 2013. The Auxiliary Bank Facilities cross-default to the events of default set forth in the Credit Agreement.

At December 31, 2013, outstanding borrowings under term equipment notes totaled $31,455 and carried interest rates between 2.8% and 4.0%. The term equipment notes provide for principal payments plus interest for defined periods of up to seven years from the date of issuance, and are secured by certain equipment of the Company. The Company is not subject to any significant financial covenants in connection with any of the term equipment notes. Most of the term equipment notes cross-default to the events of default set forth in the Credit Agreement.

At December 31, 2013, other debt obligations totaled $2,057 and provided for principal payments plus interest (fixed and variable rates) for defined periods up to 5 years from the date of issuance. The Company does not have any significant financial covenants or restrictions associated with these other debt obligations.

As of December 31, 2013, the Company’s available credit under existing credit facilities was $258,971

3.  SHARE - BASED COMPENSATION

Pursuant to the Consolidated Graphics, Inc. 1994 Amended and Restated Long-Term Incentive Plan (as amended, the “1994 Plan”), employees of the Company and members of the Company’s Board of Directors have been, or may be, granted options to purchase shares of the Company’s common stock, restricted stock unit awards or other forms of equity-based compensation. Options granted pursuant to the 1994 Plan include incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options. Options previously granted under the 1994 Plan were at a strike price not less than the market price of the stock at the date of grant and periodically vest over a fixed period of up to five years. Unvested options are generally cancelled on termination of employment and vested options generally expire shortly after termination of employment. Otherwise, options expire after final vesting at the end of a fixed period. At December 31, 2013, a total of 1,394,501common shares

CONSOLIDATED GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data and percentages)

(Unaudited)

were reserved for issuance pursuant to the 1994 Plan, of which 66,001 shares of the Company’s common stock were available for future grants. Of the 66,001 shares available for future grant, 37,500 shares may be granted as restricted stock unit awards. At December 31, 2013, a total of 350,000 common shares were reserved for issuance pursuant to the Company’s Consolidated Graphics, Inc. 2012 Long-Term Incentive Plans (the “2012 Plan”). At December 31, 2013 there were no options to purchase shares of the Company’s common stock or other forms of equity-based compensation outstanding under the 2012 Plan.

The following table summarizes stock option activity for the 1994 Plan for the nine months ended December 31, 2013:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at March 31, 2013	1,411,500	$46.25
Granted	—	—
Exercised	(75,000)	50.35
Forfeited or expired	(8,000)	$39.77
Outstanding at December 31, 2013 (a)	1,328,500	$47.54
Exercisable at December 31, 2013 (a)	1,042,000	$50.35

(a)                   Stock options outstanding as of December 31, 2013 have a weighted average remaining contractual life of 4.7 years. Based on the market value of the Company’s common stock on December 31, 2013, outstanding stock options have an aggregate intrinsic value of $26,440 and exercisable stock options have an aggregate intrinsic value of $17,806.

Restricted stock unit awards of 4,167 vested and were issued during the nine months ended December 31, 2013. No restricted stock unit awards were outstanding at December 31, 2013.

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

Overview

Our Organization

Consolidated Graphics is one of North America’s leading general commercial printing and print-related companies, with 70 printing businesses strategically located across 26 states, Toronto, Prague, and Gero, Japan. In connection with our traditional print services, we also provide our customers fulfillment and mailing services, digital technology solutions and e-commerce capabilities. Generally, each facility primarily relies on locally-based customers; accordingly, we have approximately 20,000 individual customers with a broad diversification by industry-type and geographic orientation. No individual customer accounts for more than 5% of our total revenues.

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

On October 23, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with R.R. Donnelley & Sons Company (“RR Donnelley”).  The Merger Agreement has been unanimously approved by each company’s Board of Directors.  Under the terms of the transaction, the shareholders will receive a combination of $34.44 in cash and a fixed exchange ratio of 1.651 RR Donnelley shares for each outstanding share of the Company they own.  The completion of the transaction is subject to customary closing conditions.  The Company’s shareholders have approved, among other proposals, the proposal to approve the Merger Agreement at a Special Meeting of Shareholders on January 28, 2014.

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

Results of Operations

The following table sets forth our Company’s unaudited condensed consolidated income statements and percentage of sales for the periods indicated:

	Three Months Ended December 31		Nine Months Ended December 31
	2013	2012	2013	2012
	(In millions)		(In millions)
Sales	$275.7	$295.3	$768.5	$797.2
Cost of sales	203.4	222.7	578.9	613.4
Gross profit	72.3	72.6	189.6	183.8
Selling expenses	22.8	23.9	68.7	70.0
General and administrative expenses	22.5	24.6	70.9	73.6
Other charges	4.3	0.4	7.3	4.3
Other expense (income)	—	0.3	0.1	—
Operating income	22.7	23.4	42.6	35.9
Interest expense, net	0.9	1.2	2.4	4.1
Income before taxes	21.8	22.2	40.2	31.8
Income tax expense	7.0	5.9	11.1	9.3
Net income	$14.8	$16.3	$29.1	$22.5

	As a Percentage of Sales		As a Percentage of Sales
	Three Months Ended December 31		Nine Months Ended December 31
	2013	2012	2013	2012
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.8	75.4	75.3	76.9
Gross profit	26.2	24.6	24.7	23.1
Selling expenses	8.3	8.1	8.9	8.8
General and administrative expenses	8.1	8.3	9.2	9.2
Other charges	1.6	0.2	1.0	0.6
Other expense (income)	—	0.1	0.1	—
Operating income	8.2	7.9	5.5	4.5
Interest expense, net	0.3	0.4	0.3	0.5
Income before taxes	7.9	7.5	5.2	4.0
Income tax expense	2.5	2.0	1.4	1.2
Net income	5.4%	5.5%	3.8%	2.8%

Comparative Analysis of Consolidated Income Statements for the Three Months Ended December 31, 2013 and 2012

Sales during the three months ended December 31, 2013 declined $19.6 million, or 6.6%, to $275.7 million from $295.3 million for the prior year quarter. The sales decline was due to a $22.8 million decline in election-related revenue and a $ 3.2 million or 1.1% increase in same store sales.

Gross profit during the three months ended December 31, 2013 declined $.3 million or .4%, to $72.3 million, compared to $72.6 million for the same period in the prior year.  Gross profit primarily declined as a result of lower sales.  Cost of sales as a percentage of sales declined from 75.4% to 73.8% during the three months ended December 31, 2013. This decline was mostly due to a better sales mix partially due to lower subcontracting expenses and lower freight expense resulting from lower election-related sales. Depreciation expense was also lower, compared to last year.  For all of these same reasons, gross profit margin increased from 24.6% to 26.2% during the three months ended December 31, 2013 compared to last year.

Selling expense during the three months ended December 31, 2013 declined $1.1 million, or 4.9%, to $22.8 million compared to $23.9 million in the same period in the prior year. As a percentage of revenues, selling expenses increased slightly to 8.3% of sales in the current quarter, compared to 8.1% for the same period last year.

General and administrative expenses during the three months ended December 31, 2013 declined $2.1 million, or 8.5%, to $22.5 million, from $24.6 million for the same period last year.  This decline was mostly caused by lower salary expenses. General and administration expenses declined slightly to 8.1% of sales in the current quarter, compared to 8.3% for the prior year quarter.

Other charges during the three months ended December 31, 2013 were $4.3 million and consisted primarily of expenses related to the transaction with RR Donnelley, asset impairments and accretion of pension liability.

Interest expense declined from $1.2 million during last year’s December quarter to $0.9 million for the quarter ended December 31, 2013, primarily due to lower borrowings.

For the three months ended December 31, 2013, the Company’s effective tax rate was 32%, compared to an effective tax rate of 26% for the same period in the prior year. The effective rate increase was primarily due to greater credits for income tax uncertainties recognized in the prior year, due to the expiration of the statute of limitations, partially offset by a lower impact for non-deductible expenses and a lower state income tax rate in the current year.

Comparative Analysis of Consolidated Income Statements for the Nine Months Ended December 31, 2013 and 2012

Sales during the nine months ended December 31, 2013 declined $28.8 million, or 3.6%, to $768.5 million from $797.2 million for the same period in the prior year.  Revenues declined this nine months, compared to the first nine months of last year, as a result of a $32.6 million decline in election related sales, partially offset by a .5% increase in same store sales.

Gross profit during the nine months ended December 31, 2013 increased $5.8 million, or 3.2%, to $189.6 million, compared to $183.8 million for the same period last year.  Gross profit increased despite lower sales due to an increase in gross profit margins (gross profit divided by revenues). Cost of sales, as a percentage of revenues, declined 1.6% from 76.9% to 75.3% during the nine months ended December 31, 2013. This decrease was primarily caused by an improved sales mix in part due to lower subcontracting expenses and lower freight expense, due to lower election-related sales. Depreciation expenses were also lower this year compared to last year.  For these same reasons, gross profit margin increased from 23.1% last year to 24.7% this year.

Selling expense during the nine months ended December 31, 2013 declined $1.3 million, or 1.9%, to $68.7 million, compared to $70.0 million in the same period last year. As a percentage of sales, selling expenses increased slightly from 8.8% to 8.9%.

General and administrative expenses during the nine months ended December 31, 2013 declined $2.7 million, or 3.7%, to $70.9 million, from $73.6 million for the same period last year. This decline was primarily due to lower salary expenses. General and administrative expenses were at 9.2% of revenues in both the current and prior year periods.

Other charges during the nine months ended December 31, 2013 were $7.3 million and primarily consisted of expenses related to the transaction with RR Donnelley, asset impairments and accretion of pension liability. Other charges during the nine months ended December 31, 2012 were $4.3 million and consisted of expenses of relocating certain production facilities, related asset impairments and accretion of pension liability.

Interest expense during the nine months ended December 31, 2013 declined to $2.4 million from $4.1 million for the same period last year, due to lower interest rates, lower borrowings and the reversal of previously accrued interest not expected to be paid on a contingent liability.

For the nine months ended December 31, 2013, the Company’s effective tax rate was 28% compared to an effective tax rate of 29% for the same period in the prior year.  The effective tax rate decline year-over-year was primarily due to greater credits for income tax uncertainties recognized in the current period, due to the settlement of certain tax audits.

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

	Nine Months Ended December 31
	2013	2012
	(In millions)
Net cash provided by operating activities	$48.7	$61.8
Capital expenditures, net of proceeds from asset dispositions	(13.7)	(29.6)
Net proceeds (payments) under bank credit facilities	(17.7)	3.7
Net payments on term equipment notes and other debt	(16.5)	(15.6)
Payments to repurchase and retire common stock	—	(18.9)
Proceeds from exercise of stock options, including excess tax benefit	2.7	1.1

Our cash position, working capital and debt obligations are shown below:

	December 31, 2013	March 31, 2013
	(In millions)
Cash and cash equivalents	$15.5	$12.2
Working capital	112.3	82.2
Total debt	89.6	123.7

Net cash provided by operating activities declined from $61.8 million last year to $48.7 million for the nine months ended December 31, 2013 primarily as a result of a larger decline in accounts payable, partially offset by a smaller increase in accounts receivable and other working capital changes during the nine months ended December 31, 2013, compared to the prior year nine month period. Cash used in investing activities declined from $29.7 million for the nine months ended December 31, 2012 to $13.8 million for the same period this year due to lower capital expenditures and higher proceeds from asset dispositions.

We believe that our cash flow provided by operations, combined with new borrowings, will be adequate to cover remaining fiscal year 2014 working capital needs, debt service requirements, and planned capital expenditures.

Debt Obligations

For information with respect to our existing debt obligations with our lenders, as well as the available credit under our existing credit facilities, refer to Item 1. Financial Statements — Note 2. — Long-Term Debt

Commitment and Contingencies

Operating leases — We have entered into various noncancelable operating leases primarily related to facilities and equipment used in the ordinary course of our business. Our future contractual obligations under such operating leases total approximately $75.6 million as of December 31, 2013.

Letters of credit —We had letters of credit outstanding as of December 31, 2013 totaling $4.6 million. All of these letters of credit were issued pursuant to the terms of our primary credit facility, which expires in June 2017.

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

Receivables, net of valuation allowance — Accounts receivable at December 31, 2013 were $178.9 million, net of a $3.6 million allowance for doubtful accounts. The valuation allowance was determined based upon our evaluation of aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations could be adversely affected by a contraction in the U.S. economy or other factors beyond our control. Changes in our estimates of collectability could have a material adverse effect on our consolidated financial condition or results of operations.

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

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk generally means the risk that losses may occur in the value of certain financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not currently hold or utilize derivative financial instruments to manage market risk or that could expose us to other market risk. We are exposed to market risk in interest rates related primarily to certain of our debt obligations, which as of December 31, 2013, include borrowings under our bank credit facilities, various term equipment notes and other debt obligations. As of December 31, 2013, there were no material changes in our market risk or the estimated fair value of our debt obligations relative to their recorded value, as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6. Exhibits

*2.1

Agreement and Plan of Merger among Consolidated Graphics, Inc., R.R. Donnelley & Sons Company and Hunter Merger Sub, Inc., dated as of October 23, 2013 (Consolidated Graphics, Inc. Form 8-K (October 23, 2013), Exhibit 2.1).

*10.1	Voting Agreement among R.R. Donnelley & Sons Company, Joe R. Davis and Consolidated Graphics, Inc., dated as of October 23, 2013(Consolidated Graphics, Inc. Form 8-K (October 23, 2013), Exhibit 2.1).
31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Consolidated Graphics, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED GRAPHICS, INC.

Dated: January 30, 2014	By:	/s/ Jon C. Biro
Jon C. Biro
Executive Vice President and
Chief Financial and Accounting Officer

Exhibit Index

*2.1

Agreement and Plan of Merger among Consolidated Graphics, Inc., R.R. Donnelley & Sons Company and Hunter Merger Sub, Inc., dated as of October 23, 2013 (Consolidated Graphics, Inc. Form 8-K (October 23, 2013), Exhibit 2.1).

*10.1	Voting Agreement among R.R. Donnelley & Sons Company, Joe R. Davis and Consolidated Graphics, Inc., dated as of October 23, 2013(Consolidated Graphics, Inc. Form 8-K (October 23, 2013), Exhibit 2.1).
31.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joe R. Davis, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jon C. Biro, principal financial and accounting officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*         Incorporated by reference.